Form 10-Q
period 1995-02-28
AUTOINFO INC
filed 1995-06-20
CIK 351017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  February 28, 1995

Commission File Number:  0-14786

                                 AUTOINFO, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                           13-2867481
- --------------------------------------------------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification
     incorporation or organization)                  number)

                   1600 Route 208, Fair Lawn, New Jersey 07410
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 703-0500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       n/a
- --------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES x    NO
                                   ---     ---

         Number of shares outstanding of the registrant's common stock as of April 12, 1995: 7,301,453 shares of common stock, $.01 par value.

                                 AUTOINFO, INC.
                                 --------------


                                      INDEX
                                      -----


Part I.     Financial Information:
            ---------------------

  Item 1.   Financial Statements:                             Page


            Condensed Balance Sheet -
            February 28, 1995 and May 31, 1994 ...............  3

            Condensed Statements of Operations -
            Three and nine months ended
            February 28, 1995 and February 28, 1994 ..........  4

            Condensed Statements of Changes in Financial
            Position - Three and nine months ended
            February 28, 1995 and February 28, 1994 ..........  5

            Notes to Unaudited Condensed Financial
            Statements .......................................  6


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations .......................................  8


Part II.    Other Information ................................ 12
            -----------------

Signatures  .................................................. 15

                                 AUTOINFO, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   February 28,       May 31,
                  ASSETS                               1995            1994
                  ------                           ------------    ------------

Current assets:
  Cash .........................................   $    149,657    $    445,484
  Short-term investments .......................      7,884,477       7,063,691
  Accounts receivable ..........................        862,578         822,835
  Net book value of assets of
   discontinued operations .....................     13,175,161      13,453,483
  Other current assets .........................        361,502         114,502
                                                   ------------    ------------
     Total current assets ......................     22,433,375      21,899,995

Property, equipment and furniture (at cost),
  net of accumulated depreciation
  (February 28, 1995 - $1,200,485
  May 31, 1994 - $1,006,152) ...................        705,111         595,290

Goodwill and other intangibles,
  net of accumulated amortization
  (February 28, 1995 - $245,450;
  May 31, 1994 - $130,200) .....................      1,800,040       1,936,062

Investments, at cost ...........................      1,648,797       1,637,199

Other assets ...................................        385,569         318,878
                                                   ------------    ------------
                                                   $ 26,972,892    $ 26,387,424
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Current portion of long term debt ............   $    397,735    $    623,096
  Accounts payable and accrued
  liabilities ..................................        565,967         746,361
                                                   ------------    ------------
     Total current liabilities .................        963,702       1,369,457
                                                   ------------    ------------

Long-term debt .................................      4,000,000       4,160,869
                                                   ------------    ------------

Stockholders' equity:
  Common  stock -  authorized 20,000,000 shares
  $.01 par  value;  issued  and outstanding -
  7,255,286 shares at February 28, 1995
  and 7,253,286 at May 31, 1994 ................         72,553          72,533
  Additional paid-in capital ...................     16,347,674      16,344,194
   Deferred compensation under
  stock bonus plan .............................       (419,226)       (432,847)
  Retained earnings ............................      6,008,189       4,873,218
                                                   ------------    ------------
     Total stockholders' equity ................     22,009,190      20,857,098
                                                   ------------    ------------

                                                   $ 26,972,892    $ 26,387,424
                                                   ============    ============


                   See notes to unaudited financial statements

                                 AUTOINFO, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                   Three Months Ended                     Nine Months Ended
                                                                   ------------------                     -----------------
                                                                      February 28,                           February 28,
                                                                      ------------                           ------------
                                                               1995                1994                1995                 1994
                                                               ----                ----                ----                 ----



Revenues ...........................................        $ 1,081,203         $   801,614         $ 3,722,234         $ 2,999,597
                                                            -----------         -----------         -----------         -----------

Operating Expenses:
 System and support costs ..........................            441,068             205,957           1,508,664             806,558
 Salaries and employee
  benefits .........................................            531,459             398,800           1,590,396           1,291,171
 Selling, general & administative ..................            331,390             333,338             970,378           1,188,805
 Depreciation and amortization .....................            105,271              59,521             309,583             161,448
                                                            -----------         -----------         -----------         -----------
   Total operating expenses ........................          1,409,188             997,616           4,379,021           3,447,982
                                                            -----------         -----------         -----------         -----------

Income from continuing operations ..................           (327,985)           (196,002)           (656,787)           (448,385)
                                                            -----------         -----------         -----------         -----------

Other (income) expenses:
 Interest income ...................................            (76,296)            (43,583)           (229,053)            (81,551)
 Dividend income ...................................            (28,815)            (28,815)            (86,444)            (86,444)
 Interest expense ..................................             78,659              44,705             237,993              51,730
 Minority interest in net loss
  of partnership ...................................               --               (67,020)            (67,133)           (146,637)
                                                            -----------         -----------         -----------         -----------
   Total other (income) & expenses .................            (26,452)            (94,713)           (144,637)           (262,910)
                                                            -----------         -----------         -----------         -----------

Loss from continuing operations
 before income taxes ...............................           (301,533)           (101,289)           (512,150)           (185,475)

Income tax benefit .................................           (104,541)            (31,643)           (178,945)            (61,188)
                                                            -----------         -----------         -----------         -----------

Loss from continuing
 operations ........................................           (196,992)            (69,646)           (333,205)           (124,287)

Discontinued operations:
 Income from discontinued
  operations .......................................            837,994             816,871           2,256,674           2,499,264
 Provision for income taxes ........................            290,553             255,172             788,498             824,539
                                                            -----------         -----------         -----------         -----------
 Net income from discontinued
  operations .......................................            547,441             561,699           1,468,176           1,674,725
                                                            -----------         -----------         -----------         -----------

Net income .........................................        $   350,449         $   492,053         $ 1,134,971         $ 1,550,438
                                                            ===========         ===========         ===========         ===========

Net income (loss) per share:
 Continuing operations .............................        $     (0.03)        $     (0.01)        $     (0.05)        $     (0.02)
 Discontinued operations ...........................               0.07                0.07                0.20                0.23
                                                            -----------         -----------         -----------         -----------

Net income per share ...............................        $      0.05         $      0.07         $      0.15         $      0.21
                                                            -----------         -----------         -----------         -----------

Weighted average number of common
 and common equivalent shares ......................          7,348,581           7,510,347           7,356,014           7,423,900
                                                            -----------         -----------         -----------         -----------




              See notes to unaudited condensed financial statements

                                 AUTOINFO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended
                                                          -----------------
                                                             February 28,
                                                             ------------
                                                          1995          1994
                                                          ----          ----

Cash Flows from Operating Activities:
  Net income .....................................   $ 1,134,971    $ 1,550,474
  Adjustments to reconcile net income to
    net cash from operating activities:
          Depreciation and amortization expenses .       309,583        161,448
          Decrease in deferred compensation ......        13,621         12,812

  Changes in assets and liabilities:
         Accounts receivable, net ................       (39,743)        (6,012)
         Other current assets ....................      (247,000)      (137,486)
         Net assets of discontinued operations
          held for disposal ......................       278,322       (686,142)
         Other assets ............................       (66,691)        12,425
         Accounts payable
       and accrued liabilities ...................      (180,394)       (50,916)
                                                     -----------    -----------

Net cash provided by operations ..................     1,202,669        856,603
                                                     -----------    -----------

Cash Flows from Investing Activities:
  Acquisitions ...................................          --         (998,908)
  Capital expenditures ...........................      (304,154)      (230,066)
  Purchases of short-term investments ............      (820,786)    (4,004,378)
  Goodwill, license fees, other
    intangibles and investments ..................         9,174           --
                                                     -----------    -----------

Net cash (used for)
  investing activities ...........................    (1,115,766)    (5,233,352)
                                                     -----------    -----------

Cash Flows from Financing Activities:
  Issuance of notes ..............................          --        4,497,500
  Reduction of borrowings ........................      (386,230)      (188,875)
  Exercise of stock options ......................         3,500        185,544
                                                     -----------    -----------

Net cash provided by (used for)
  financing activities ...........................      (382,730)     4,494,169
                                                     -----------    -----------

Net increase (decrease) in cash ..................      (295,827)       117,420

Cash at beginning of period ......................       445,484        152,056
                                                     -----------    -----------

Cash  at end of period ...........................   $   149,657    $   269,476
                                                     ===========    ===========




             See notes to unaudited condensed financial statements.

                                 AUTOINFO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General
- ----------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 1995 and February 28, 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1994.

Note 2 - Marketable Securities
- ------------------------------

         Effective June 1, 1994, the Company, as required, adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement supersedes Statement No. 12 "Accounting for Certain Marketable Securities".

         In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,577,584 as of May 31, 1994 and $3,509,739 as of February 28, 1995), money market instruments ($1,786,107 as of May 31, 1994 and $1,524,738 as of February 28, 1995) and municipal bonds ($1,700,000 as of May 31, 1994 and $2,850,000 as of February 28, 1995). As of
February 28, 1995 and May 31, 1994 unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the three and nine month periods ended February 28, 1995 and 1994, there were no gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 3 - Acquisition of Minority Interest
- -----------------------------------------

         In September 1994, the Company acquired the minority interest in its insurance inspection services business pursuant to a formularized valuation which resulted in no additional consideration being due. Accordingly, there is no provision for minority interest in net loss of partnership for any period subsequent to August 31, 1994.

Note 4 - Subsequent Event
- -------------------------

         On April 1, 1995, the Company consummated the sale of certain assets net of certain liabilities constituting the operating assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses for $30,350,000 in cash.

         All such assets and liabilities have been classified as "Net Book Value of Assets of Discontinued Operations" in the Balance Sheet as of February 28, 1995, and the Balance Sheet as of May 31, 1994 has been accordingly restated.

         The accompanying Statement of Operations for the three and nine month periods ending February 28, 1995 reflects the results of operations classifying the results related to the businesses sold as discontinued operations. The Statement of Operations for the corresponding periods of the prior year have been restated.

                                 AUTOINFO, INC.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                               Financial Condition
                               -------------------
                                       and
                                       ---
                              Results of Operations
                              ---------------------

Liquidity and Capital Resources
- -------------------------------

         The Company's working capital was $21.5 million and liquid assets amounted to $8.0 million as of February 28, 1995. The Company has sufficient liquid assets and expects to generate funds through operations sufficient to meet its short and long term capital requirements.

         The total amount of debt outstanding as of February 28, 1995 was $4,398,000, of which $398,000 is due in less than one year. This debt relates to the $4 million of 7.55% subordinated notes issued by the Company in January 1994 and to acquisitions. The Company has adequate resources to meet these obligations.

         Subsequent to the close of the quarter ended February 28, 1995, the Company received cash of $30,350,000 in connection with the sale of certain assets with a net book value of $13,175,161 as of February 28, 1995. (See Note 4 to the Condensed Financial Statements (unaudited).) The tax provision on the estimated gain on the sale of such assets is approximately $8.4 million.

         Inflation and changing prices had no material impact on revenues or the results of operations for the quarter ended February 28, 1995. There are no trends or commitments which may have an impact on the Company's liquidity.


Results of Operations
- ---------------------

         On April 1, 1995, the Company consummated the sale of certain assets, net of certain liabilities, constituting the operating assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts
Locator businesses. The Results of Operations of these businesses has been classified as discontinued operations. The Company's continuing operations consist of its insurance inspection services and long distance services businesses. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations.

Three Months Ended February 28, 1995 and 1994
- ---------------------------------------------

Revenues
- --------

         For the three month periods ended February 28, 1995 and 1994, the Company's revenues were derived from the sale of insurance inspection services (74% and 57% respectively) and the sale of long distance telephone services (26% and 43% respectively). Total revenues for the three months ended February 28, 1995 were $1,081,203, an increase of 35% or $279,589 over total revenues of $801,203 for the corresponding prior year period. Revenues of the Company's insurance inspection services business increased by $340,000 due to the acquisitions consummated in the fourth quarter of the prior fiscal year. This increase was offset by a decline in revenue of $60,000 in the Company's telephone reseller division due primarily to reduced network usage levels.

Operating Expenses
- ------------------

         System and support costs for the three months ended February 28, 1995 increased by 114% to $441,068 from $205,957 for the prior year period. The increase was primarily related to the increase in revenue of the Company's insurance inspection services business.

         Salaries and employee benefit expenses for the three months ended February 28, 1995 increased by 33% to $531,459 from $398,800 for the prior year period. The increase was primarily related to the increase in revenue of the Company's insurance inspection services business.

         Selling and administrative expenses for the three months ended February 28, 1995 decreased by 1% to $331,390 from $333,338 for the prior year period.

         Depreciation and amortization expense for the three months ended February 28, 1995 increased by 77% to $105,271 from $59,521 for the prior year period. The increase was primarily due to depreciation and amortization of acquisition costs associated with the Company's insurance inspection services business.

Other (Income) Expenses
- -----------------------

         Interest expense was $78,659, an increase of $33,954 over $44,705 for the prior year period. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994.

         Interest income was $76,296, an increase of $32,713 over $43,583 for the prior year period. This was directly attributable to the investment of the proceeds of the $4,000,000 subordinated notes issued by the Company in January 1994.

         Minority interest in net loss of partnership was $0 as compared with $67,020 for the prior year period. The Company acquired the minority interest in September 1994.

Loss from Continuing Operations
- -------------------------------

         Loss from continuing operations for the three months ended February 28, 1995 was $301,533 compared to $101,289 in the prior year period, an increase of $200,244 or 198%. This increase is attributable to the reduction in the minority interest in the net loss associated with the Company's insurance services business ($67,000), the increase in depreciation and amortization of acquisition costs associated with the Company's insurance services business ($46,000) and the reduction in telephone reseller division revenues ($60,000).

Income from Discontinued Operations
- -----------------------------------

         Income from discontinued operations for the three months ended February 28, 1995 was $837,994 compared to $816,871 in the prior year, an increase of $21,123 or 3%.


Nine Months Ended February 28, 1995 and 1994
- --------------------------------------------

Revenues
- --------

         For the nine month periods ended February 28, 1995 and 1994, the Company's revenues were derived from the sale of insurance inspection services (78% and 53% respectively) and the sale of long distance telephone services (22% and 47% respectively). Total revenues for the nine months ended February 28, 1995 were $3,722,234, an increase of 24% or $722,637 over total revenues of $2,999,597 for the corresponding prior year period. Revenues of the Company's insurance inspection services business increased by $1,348,000 due to the acquisitions consummated in the fourth quarter of the prior fiscal year. This increase was offset by a decline in revenue of approximately $578,000 in the Company's telephone reseller division.

Operating Expenses
- ------------------

         System and support costs for the nine months ended February 28, 1995 increased by 87% to $1,508,664 from $806,558 for the prior year period. The increase was primarily related to the increase in revenue of the Company's insurance inspection services business.

         Salaries and employee benefit expenses for the nine months ended February 28, 1995 increased by 23% to $1,590,396 from $1,291,171 for the prior year period. The increase was principally attributable to the increase in revenue of the Company's insurance inspection services business.

         Selling and administrative expenses for the nine months ended February 28, 1995 decreased by 23% to $970,378 from $1,188,805 for the prior year period. These decreases were directly attributable to reduced selling costs associated with the reduced revenues in the Company's telephone reseller division.

         Depreciation and amortization expense for the nine months ended February 28, 1995 increased by 92% to $309,583 from $161,448 for the prior year period. This was due to depreciation and amortization of acquisition costs associated with the insurance inspection business services.

Other (Income) Expenses
- -----------------------

         Interest expense was $237,993, an increase of $186,263 over $51,730 for the prior year period. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994.

         Interest income was $229,053, an increase of $147,502 over $81,551 for the prior year period. This was directly attributable to the investment of the proceeds of the $4,000,000 subordinated notes issued by the Company in January 1994.

         Minority interest in net loss of partnership was $67,133, a decrease of $79,512 over $146,645 for the prior year period. This was the result of the acquisition of the minority interest by the Company in September 1994.

Income
- ------

Loss from Continuing Operations
- -------------------------------

         Loss from continuing operations for the nine months ended February 28, 1995 was $512,150 compared to $185,475 in the prior year period, an increase of $326,675 or 176%. This increase is attributable to the impact of the reduction in telephone reseller division revenues.

Income from Discontinued Operations
- -----------------------------------

         Income from discontinued operations for the nine months ended February 28, 1995 was $2,256,674 compared to $2,499,264 in the prior year, a decrease of $242,590 or 10%. This decrease was primarily related to lower margins on the sale of computer systems ($179,000) and the impact of the reduced revenues from the sales of automotive supplies ($50,000).

Trends and Uncertainties
- ------------------------

         During the nine month period ending February 28, 1995, increased competition had an adverse impact on the sale of computer systems and the results of operations.

                                 AUTOINFO, INC.
                           PART II - OTHER INFORMATION

Item 2:  Changes in Securities
- -------  ---------------------

         On March 30, 1995, the Board of Directors of Autolnfo, Inc. (the "Corporation") declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock, par value $.01 per share (the "Common Shares"), of the Corporation. The dividend is payable to the stockholders of record on April 10, 1995 (the "Record Date"), and with respect to Common Shares issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Corporation one Common Share at a price of $15.00 per one Common Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Corporation and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"), dated as of March 30, 1995.

         Initially, the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates (as hereinafter defined) will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) a person or group of affiliated or associated persons having acquired beneficial ownership of 15% or more of the outstanding Common Shares (except pursuant to a Permitted Offer, as hereinafter defined); or (ii) 10 days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group becoming an Acquiring Person (as hereinafter defined) (the earliest of such dates being called the "Distribution Date"). A person or group whose acquisition of Common Shares causes a Distribution Date pursuant to clause (i) above is an "Acquiring Person." The date that a person or group becomes an Acquiring Person is the "Shares Acquisition Date."

         The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

         The Rights are not exercisable until the Distribution Date and will expire at the close of business on March 30, 2005, unless earlier redeemed by the Corporation as described below.

         In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of the disinterested directors

(as hereinafter defined) and a majority of the entire Board determines to be adequate and in the best interests of the Corporation, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a "Permitted Offer")), each holder of a Right will thereafter have the right (the "Flip-In Right") to receive upon exercise the number of Common Shares (or, in certain circumstances, other securities of the Corporation) having a value (immediately prior to such triggering event) equal to two times the exercise price of the Right. Notwithstanding the foregoing, following the occurrence of the event described above, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void.

         If the Corporation does not have sufficient treasury stock or authorized and unissued Common Shares fully to honor the Rights, the rights of holders to purchase Common Shares may be proportionately reduced and the Board of Directors may, in its discretion issue other equity or debt securities upon exercise of the Rights. With the approval of a majority of the "disinterested directors" and a majority of the entire Board, the Board may also issue Common Shares in exchange for all of the exercisable Rights after the Distribution Date at the rate of one Share for each Right.

         In the event that, at any time following the Shares  Acquisition  Date,
(i) the Corporation is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than 50% of the Corporation's assets or earning power is sold or transferred, in either case with or to an Acquiring Person or any affiliate or associate or any other person in which such Acquiring Person, affiliate or associate has an interest or any person acting on behalf of or in concert with such Acquiring Person, affiliate or associate, or, if in such transaction all holders of Common Shares are not treated alike, any other person, then each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right (the "Flip-Over Right") to receive, upon exercise, common shares of the acquiring company having a value equal to two times the exercise price of the Right. The holder of a Right will continue to have the Flip-Over Right whether or not such holder exercises or surrenders the Flip-In Right.

         The Purchase Price payable, and the number of Common Shares or other securities issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Shares, (ii) upon the grant to holders of the Common Shares of certain rights or warrants to subscribe for or purchase Common Shares at a price, or securities convertible into Common Shares with a conversion price, less than the then current market price of the Common Shares or (iii) upon the distribution to holders of the Common Shares of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

         The number of outstanding Rights and the number of Common Shares issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any such case, prior to the Distribution Date.

         With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Common Shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of the Common Shares on the last trading day prior to the date of exercise.

         At any time prior to the earlier to occur of (i) a person becoming an Acquiring Person or (ii) the expiration of the Rights, and under certain other circumstances, the Corporation may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price") which redemption shall be effective upon the approval of a majority of the "disinterested directors" and a majority of the Board of Directors. Additionally, following the Shares Acquisition Date, upon the approval of a majority of the "disinterested directors" and a majority of the Board of Directors, the Corporation may redeem the then outstanding Rights in whole, but not in part, at the Redemption Price, provided that such redemption is in connection with a merger or other business combination transaction or series of transactions involving the Corporation in which all holders of Common Shares are treated alike but not involving an Acquiring Person or its affiliates or associates.

         All of the provisions of the Rights Agreement may be amended by the Board of Directors of the Corporation prior to the Distribution Date, upon the approval of a majority of the "disinterested directors" and a majority of the Board of Directors. After the Distribution Date, the provisions of the Rights Agreement may be amended, upon the approval of a majority of the "disinterested directors" and a majority of the Board of Directors in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

         Any amendments of the Rights Agreement and/or any redemption of the Rights permitted pursuant to the terms of the Rights Agreement under certain specified circumstances must be approved by a majority of "disinterested directors". The term "disinterested director" means any director of the Corporation who is neither an officer or employee of the Corporation nor a "significant stockholder" of the Corporation nor, any representative, Associate or Affiliate (as such terms are defined in the Rights Agreement) of any "significant stockholder" nor any person attempting to effect a business combination or similar transaction nor any representative, Associate or Affiliate of any such person. The term" significant stockholder" means any stockholder who at any time on and/or subsequent to the date of the adoption of the Plan is the beneficial owner of 10% of the outstanding Common Shares.

         Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Corporation, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders of the Corporation, stockholders may, depending upon the circumstances, recognize taxable income should the Rights become exercisable or upon the occurrence of certain events thereafter.

         A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to (i) a Registration Statement on Form 8-A dated March 31, 1995 and (ii) a Report on Form 8-K dated March 30, 1995. A copy of the Rights Agreement is available free of charge from the Corporation. This summary description of the Rights do not purport to be complete and is qualified in its entirety. by reference to the Rights Agreement, which is hereby incorporated by reference.

Item 6(a):   The following exhibits are filed with this report.
- ---------
                 Exhibit 11 - Calculation of Earnings Per Share.

Item  6(b):  No  reports  on Form 8-K were  filed by the  Registrant  during the
- ---------        quarter for which this report is filed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                         AUTOINFO, INC.
                                                          (Registrant)


                                                  /S/ Scott Zecher,
                                                  ------------------------------
                                                  Scott Zecher,
                                                   President and Chief
                                                    Operating Officer

Date:  April 13, 1995

                                                  /s/William I. Wunderlich,
                                                  ------------------------------
                                                  William I. Wunderlich,
                                                   Treasurer, Secretary and
                                                    Principal Financial Officer

                                                                      Exhibit 11

                                 AUTOINFO, INC.
                        Calculation of Earnings Per Share




                                                                    Three Months Ended                       Nine Months Ended
                                                                    ------------------                       -----------------
                                                                       February 28                               February 28
                                                                       -----------                               -----------
                                                                 1995                1994                1995                 1994
                                                                 ----                ----                ----                 ----

Primary and Fully Diluted Earnings (Loss):
   Earnings (Loss) from Operations
    Applicable to Common Stock:
     From Continuing Operations ........................       $  (196,992)       $   (69,646)       $  (333,205)       $  (124,287)
     From Discontinued Operations ......................           547,441            561,699          1,468,176          1,674,725
                                                               -----------        -----------        -----------        -----------
     Net Income ........................................       $   350,449        $   492,053        $ 1,134,971        $ 1,550,438
                                                               -----------        -----------        -----------        -----------


Shares:
    Weighted Average Number of
     Common Shares Outstanding .........................         7,255,286          7,222,953          7,255,191          7,158,323
    Add Shares Issuable from Assumed
     Exercise of Options and Warrant ...................            93,295            287,124            100,823            265,577
                                                               -----------        -----------        -----------        -----------

    Weighted Average Number of
     Common Shares as Adjusted .........................         7,348,581          7,510,127          7,356,014          7,423,900
                                                               -----------        -----------        -----------        -----------


Primary and Fully Diluted Earnings
     Per Common Share:
     From Continuing Operations ........................       $      (.02)       $      (.01)       $      (.05)       $      (.02)
     From Discontinued Operations ......................               .07                .08                .20                .23
                                                               -----------        -----------        -----------        -----------
     Net Income ........................................       $       .05        $       .07        $       .15        $       .21
                                                               -----------        -----------        -----------        -----------

