Form 10-K
period 1995-05-31
AUTOINFO INC
filed 1995-08-28
CIK 351017

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended                                  Commission
           May 31, 1995                                     File No. 0-14786

                                 AUTOINFO, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                        13-2867481
      (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

      1600 Route 208, Fair Lawn, New Jersey                      07410
     (Address of Principal Executive Officer)                 (Zip Code)

(Registrant's telephone number,
      including area code)                                  (201) 703-0500

Securities registered under Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES    X          NO  _____

      As of August 17, 1995, the Registrant had outstanding 7,757,752 shares of Common Stock.

      The aggregate market value of the Registrant's Common Stock held by nonaffiliates as of August 17, 1995 was approximately $22,333,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's annual proxy statement are incorporated by reference.

Part IV Certain exhibits listed in response to Item 14(a)(3) have been included in prior filings made by the Registrant under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                                    PART I

Item 1: BUSINESS


General

      During fiscal year 1995 and subsequent to its fiscal year end, AutoInfo, Inc. (the "Company") sold substantially all of its operating assets. As a result, the Company's sole remaining operating business provides long distance telephone communications services. The long distance telephone communication service is marketed to over 2,000 customers through an independent commissioned sales force currently comprised of approximately 30 members. In addition, the Company is actively seeking out and evaluating acquisition candidates and expansion opportunities.

      On April 1, 1995, the Company sold its Orion Network (a communication and trading network for the automobile parts salvage industry based principally on satellite telecommunications technology), Compass Network (a communication and trading network for the automobile parts salvage industry based principally on voice communications technology), Checkmate Computer Systems (a computer inventory management system for the automobile parts salvage industry), and Insurance Parts Locator (an information database service on the availability of recycled automotive parts provided to automobile insurers) businesses to ADP Claims Solutions Group, Inc. ("ADP") for $30,350,000 in cash.

      The Company has a preferred stock investment in ComputerLogic, Inc., a provider of management information systems to the automotive collision and parts industry, convertible at the Company's option into 38% of its outstanding capital stock as well as an option to acquire the balance of the outstanding capital stock based upon a formularized valuation. As a result of the sale of the Company's businesses providing computerization and communications services to the automotive industry, and due to the lack of synergistic strategic opportunities, the Company has no intention of exercising its option and has written-off this investment totalling $1,804,000, including unpaid fees and preferred stock dividends of $155,000.

      Subsequent to the fiscal year end, on July 20, 1995, the Company sold its Insurance Inspection Services business, a provider of photo inspection services to the automotive casualty insurance industry, for $3,750,000 in cash.


Competition

      The Company competes with numerous companies that provide long distance telephone communication services on the basis of price and service.


Patents, Trademarks and Copyrights

      "AUTOINFO" is a registered trademark and service mark of the Company.


Employees

      The Company  currently  has 7 full-time  employees.  None of the Company's
employees  are  represented  by  a  labor  union.  The  Company   considers  its
relationship with its employees to be good.

Directors and Executive Officers

      The following table provides certain information with respect to the directors and executive officers of the Company:


Name                    Age        Position
----                    ---        --------

Andrew Gaspar           47         Director, Chairman of the Board

Scott Zecher            36         Director, President, Chief Operating Officer

William Wunderlich      47         Chief Financial Officer, Secretary, Treasurer

Jason Bacher            57         Director

Robert Fagenson         46         Director

Howard Nusbaum          47         Director

Jerome Stengel          58         Director


      Directors of the Company are elected annually by the stockholders of the Company to serve one year terms and until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors. No director or executive officer has any family relationship with any other director or executive officer.

        ANDREW GASPAR, age 47, was named Chairman of the Board on March 29, 1995. Mr. Gaspar has, since March 1991, been President of the general partner of R.S. Lauder, Gaspar & Co. and Vice-Chairman of The Central European Development Corporation, venture capital firms conducting business in the United States and Eastern Europe. Prior thereto, Mr. Gaspar was a Managing Director of E.M. Warburg Pincus & Co., a venture banking and investment advisory firm, a position he held from 1982 through March 1991. He holds a B.S. degree from Columbia University, an M.S. degree from Northeastern University and an M.B.A. degree from Harvard Business School. He has been a director of the Company since 1978.

      SCOTT ZECHER, age 36, joined the Company in January 1984 and was named its President and Chief Operating Officer in January 1993. Prior to becoming President, he held the position of Executive Vice President and Chief Financial Officer. He became a director of the Company in 1989. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.


      WILLIAM WUNDERLICH, age 47, joined the Company in October 1992 as its Vice President-Finance and became Chief Financial Officer in January 1993. From 1990 to 1992, he served as Vice President of Goldstein Affiliates, Inc., a public insurance adjusting company. From 1981 to 1990, he served as Executive Vice President, Chief Financial Officer and a Director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

      JASON BACHER, age 57, has been a Director of the Company since its inception in 1976. From its inception in 1976 through March 29, 1995, Mr. Bacher was Chairman of the Board and the Chief Executive Officer of the Company. Mr. Bacher has been associated with the automobile salvage industry since 1961 as a principal of Bacher Tire Company, Inc., an automobile recycler located in the New York metropolitan area. In connection with the sale by the Company of a substantial portion of its operating assets to ADP on April 1, 1995, Mr. Bacher became an employee of ADP.

        ROBERT FAGENSON, age 46, has been an officer and director of Fagenson & Co., Inc., a registered broker-dealer, for more than five years. Mr. Fagenson is a member of the Board of Directors of the New York Stock Exchange. Since April 1983, Mr. Fagenson has also served as the Secretary and a director of Starr Securities, Inc., a registered broker-dealer, which was the underwriter of the Company's initial public offering in May 1986. Mr. Fagenson has been a director of the Company since June 1986. Mr. Fagenson is also a director of Healthy Planets Products, Inc., Microtel Franchise and Development Corp., and Rentway, Inc. Mr. Fagenson has a B.S. degree in Business Administration from Syracuse University.

        HOWARD NUSBAUM, age 47, has been a director of the Company from its inception in 1976. Mr. Nusbaum, who earned a B.A. degree from Brooklyn College, has been a consultant to the automobile recycling industry since 1976.

      JEROME STENGEL, age 58, has been a Vice President, Treasurer and Chief Financial Officer of Genovese Drug Stores, Inc., an American Stock Exchange company, for more than five years. Mr. Stengel is a Certified Public Accountant with a B.B.A. degree from the City University of New York. He has been a director of the Company since 1987.



Item 2: PROPERTIES

      The Company maintains an operational facility of approximately 800 square feet at 6818 Grover St., Omaha, Nebraska. The lease for such facility runs through June 1996 at an annual rental of $10,000. AutoInfo Insurance Inspection Services, which was sold on July 20, 1995, rents approximately 5,100 square feet of space at 1600 Route 208, Fair Lawn, New Jersey. The lease runs through May 1997 at an annual rental of approximately $76,000. The Company intends to sublet this space. The Company rents approximately 2,900 square feet of space at 1600 Route 208, Fair Lawn, New Jersey where it maintains its executive offices. The lease runs through November 1997 at an annual rental of approximately $44,000, subject to certain rent escalation provisions. The Company believes that its present facilities are suitable and adequate for its reasonably foreseeable growth.


Item 3: LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business.


Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of the stockholders of the Company was held on March 30, 1995 in New York, New York, pursuant to notice. At such meeting, the stockholders approved the sale of certain of the assets of the Company, comprised of all of the operating assets relating to its Orion Network, Compass Network, Checkmate Computer Systems and Insurance Parts Locator businesses, to ADP Claims Solutions Group, Inc., a wholly-owned subsidiary of Automatic Data Processing, Inc., for $30,350,000 in cash.

                                    PART II


Item 5: PRICE RANGE OF COMMON STOCK

      The Company's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on the National Market System under the symbol AUTO. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's Common Stock as reported by NASDAQ.

                                                      High        Low
                                                      ----        ---
Fiscal year ended May 31, 1993

First quarter .....................................   4 3/8       3 1/4
Second quarter ....................................   3 7/8       3
Third quarter .....................................   5           3 3/4
Fourth quarter ....................................   4 1/8       3 1/2

Fiscal year ended May 31, 1994

First quarter .....................................   4           3 11/16
Second quarter ....................................   4 5/8       3 1/4
Third quarter .....................................   4 5/8       3 7/8
Fourth quarter ....................................   4 1/8       3 5/8

Fiscal year ended May 31, 1995

First quarter .....................................   4           2 3/4
Second quarter ....................................   3 1/8       2 1/2
Third quarter .....................................   3 1/2       3 3/16
Fourth quarter ....................................   3 59/64     3 1/4

      As of August 8, 1995, the closing bid price per share for the Company's Common Stock, as reported by NASDAQ was $3.125. As of August 8, 1995, the Company had approximately 400 stockholders of record.


Dividend Policy

      The Company has never declared or paid a cash dividend on its Common Stock. It has been the policy of the Company's Board of Directors to retain all available funds to finance the development and growth of the Company's business. The payment of cash dividends in the future will be dependent upon the earnings and financial requirements of the Company and other factors deemed relevant by the Board of Directors.

Item 6: SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of selected consolidated financial data relating to the Company. This summary has been restated to present the businesses sold as discontinued operations.


                                                 Year Ended May 31,
                               ------------------------------------------------------
                                        (In Thousands, Except Per Share Data)

                                 1995        1994        1993        1992        1991
                                 ----        ----        ----        ----        ----
Statement of Operations Data:

Revenues                      $ 4,798     $ 4,196     $ 4,414     $ 1,825     $   192

Loss from continuing
 operations before
 income tax benefit            (2,809)       (317)       (494)       (590)       (431)

Benefit from income
 taxes                           (635)        (98)       (176)       (173)        (36)

Loss from continuing
 operations                    (2,174)       (219)       (318)       (417)       (395)

Income from discontinued
 operations                     1,615       2,239       2,054       1,638       2,798
Gain on sale of discontinued
 operations                     8,885           -           -           -           -

Net income                      8,326       2,021       1,736       1,221       2,403

Net income (loss) per share:
 From continuing operations      (.29)       (.03)       (.04)       (.05)       (.06)
 From discontinued operations     .22         .30         .28         .22         .39
 From gain on sale of
  discontinued operations        1.19           -           -           -           -
                                -----      ------      ------      ------      ------
Net income per share             1.12         .27         .24         .17         .33
                                -----      ------      ------      ------      ------


Balance Sheet Data:

Total assets                  $42,357     $26,387     $19,975     $18,611     $17,430
Working capital                31,304      20,531       4,195       3,199       6,868
Long-term debt                  4,000       4,161           0         215         724
Retained earnings
 (accumulated deficit)         13,199       4,873       2,852       1,116        (105)
Stockholders' equity           30,121      20,857      18,625      16,872      15,435


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

      The Company's working capital was $31.3 million and liquid assets amounted to $38.8 million as of May 31, 1995. The Company has sufficient liquid assets to meet its short and long term capital requirements.

      The total amount of debt outstanding as of May 31, 1995 was $4,161,000, of which $161,000 is due in less than one year. This debt primarily relates to the $4 million of 7.55% subordinated noted issued by the Company in January 1994. The Company has adequate resources to meet these obligations.

      Subsequent to the close of the year ended May 31, 1995, the Company received cash of $3,750,000 in connection with the sale of certain operating assets of its insurance inspection services division business. Any gain or loss on the sale as well as the resulting income tax provision or benefit is not expected to be material. (See Note 12 to the Consolidated Financial Statements.)

      Inflation and changing prices had no material impact on revenues or the results of operations for the year ended May 31, 1995. There are no trends or commitments which may have an impact on the Company's liquidity.

      Accounts receivable decreased $238,860 as of May 31, 1995 compared with May 31, 1994. The decrease is attributable to the write-off of dividends and fees receivable relating to the Company's investment in Preferred Stock (See
Note 6).

      Income taxes payable increased by $7,059,396 primarily related to taxes due on the gain on sale of assets of discontinued operations.


Results of Operations

      On April 1, 1995, the Company consummated the sale of certain assets, net of certain liabilities, constituting the operating assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses. The Results of Operations of these businesses have been classified as discontinued operations. The Company's continuing operations consist of its insurance inspection services and long distance services businesses. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations.


YEARS ENDED MAY 31, 1995 AND 1994


Revenues

      For the years ended May 31, 1995 and 1994,  the  Company's  revenues  were derived from the sale of insurance inspection services (79% and 58%, respectively) and the sale of long distance telephone services (21% and 42%, respectively). Total revenues for the year ended May 31, 1995 were $4,797,531, an increase of 14% or $601,831 over total revenues of $4,195,700 for the prior year. Revenues from the Company's insurance inspection services business increased by $1,373,000 due to the acquisitions consummated in the fourth quarter of the prior fiscal year. This increase was offset by a decline in revenue of $723,000 in the Company's telephone reseller division due primarily to reduced network usage levels and volume rebates from AT&T ($200,000) received in the prior fiscal year in connection with the achievement of certain network usage levels.

Operating Expenses

      System and support costs for the year ended May 31, 1995 increased by 68% to $1,992,881 from $1,187,499 for the prior year. The increase was primarily related to the increase in revenue of the Company's insurance inspection services business.

      Salaries and employee benefit expenses for the year ended May 31, 1995 increased by 10% to $2,057,496 from $1,874,052 for the prior year. The increase was primarily related to the increase in revenue of the Company's insurance inspection services business.

      Selling and administrative expenses for the year ended May 31, 1995 decreased by 8% to $1,657,672 from $1,530,514 for the prior year. The decrease was related to the reduction of selling expenses directly related to the decline in revenues in the Company's Telephone Reseller Division.

      Depreciation and amortization expense for the year ended May 31, 1995 increased by 66% to $413,926 from $249,759 for the prior year. The increase was primarily due to depreciation and amortization of acquisition costs associated with the Company's insurance inspection services business.


Other (Income) Expenses

      Interest income was $568,449, an increase of $409,155 over $159,294 for the prior year period. This was directly attributable to the investment of the proceeds of the $4,000,000 subordinated notes issued by the Company in January 1994 and the proceeds from the sale of assets of $30,350,000 in April 1995.

      Dividend income was $0 as compared with $115,258 for the prior year. This decrease is directly related to the write-off of the Company's Preferred Stock investment.

      Interest expense was $315,908, an increase of $184,821 over $131,087 for the prior year. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994.

      Preferred stock  investment  write-off was $1,804,256.  As a result of the sale of the Company's businesses providing computerization and communication services to the automotive industry, the lack of synergistic business opportunity and the inability to remit management fees and preferred stock dividends as they became due, the Company has written off its preferred stock investment in ComputerLogic, Inc. (See Note 6 to the Consolidated Financial Statements.)

      Minority interest in net loss of partnership was $67,133 compared with $185,923 for the prior year. The Company acquired the minority interest in September 1994.

Loss from Continuing Operations and Income Tax Benefit

      Loss from continuing operations before taxes for the year ended May 31, 1995 was $2,809,026 compared to $316,736 in the prior year, an increase of $2,492,290. This increase is attributable to the write-off of the Company's Preferred Stock investment ($1,804,000), the reduction in the minority interest in the net loss associated with the Company's insurance service business ($119,000), the increase in depreciation and amortization of acquisition costs ($114,000), and the impact of the decline in revenue in the Company's Telephone Reseller Division.

      The income tax benefit for the year ended May 31, 1995 was $634,623, or 22.6% of the loss before income taxes compared to $98,171, or 31.0% in the prior year. The decrease in percentage was the result of the write-off of the Company's Preferred Stock investment with no current tax benefit. The net loss from continuing operations was $2,174,403 for the year ended May 31, 1995 an increase of $1,955,838 as compared to $218,565 in the prior year.

Income From Discontinued Operations

      Income from discontinued operations for the year ended May 31, 1995 was $1,614,936 as compared to $2,239,313 in the prior year, a decrease of $624,377. The income for fiscal year 1995 reflects the ten month period up to the date of sale. In addition, the decrease was caused by lower margins on the sale of computer systems ($200,000) and the impact of reduced revenues from the sale of automotive supplies ($60,000).


Gain on Sale of Discontinued Operations

      The gain on the sale of discontinued operations for the year ended May 31, 1995 relates solely to the sale of the operating assets of the Company's Orion Network, Compass Network, Checkmate Computer Systems and Insurance Parts Locator businesses on April 1, 1995 to ADP Claims Solutions Group, Inc. The gross proceeds of $30,350,000 in cash resulted in a gain of $8,885,688 after applicable taxes of $7,658,641.


Years Ended May 31, 1994 and 1993

      For the years ended May 31, 1994 and 1993, the Company's revenues were derived from the sale of insurance inspection services (58% in both years) and the sale of long distance telephone services (42% in both years). Total revenues for the year ended May 31, 1994 were $4,195,700, a decrease of 5%, or $218,181 over total revenues of $4,413,881 for the prior year.


Operating Expenses

      System and support costs for the year ended May 31, 1994 decreased by 20% to $1,187,499 from $1,477,639 for the prior year. The decrease was primarily related to the elimination of site costs for a portion of photo inspection services.

      Salaries and employee benefit expenses for the year ended May 31, 1994 increased by 13% to $1,874,052 from $1,657,201 for the prior year. The increase was principally attributable to the increase in revenue of the Company's insurance inspection services business.

      Selling and administrative expenses for the year ended May 31, 1994 decreased by 20% to $1,530,514 from $1,914,869 for the prior year. These decreases were directly attributable to reduced selling costs associated with the reduced revenues in the Company's telephone reseller division.

      Depreciation and amortization expense for the year ended May 31, 1994 increased by 38% to $249,759 from $181,423 for the prior year period. This was due to depreciation and amortization of acquisition costs associated with the insurance inspection services business.


Other (Income) Expenses

      Interest expense was $131,087, an increase of $110,669 over $20,418 for the prior year period. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994.

      Interest income was $159,294, an increase of $80,657 over $78,637 for the prior year period. This was directly attributable to the investment of the proceeds of the $4,000,000 subordinated notes issued by the Company in January 1994.

      Minority interest in net loss of partnership was $185,923, an increase of $36,110 over $149,813 for the prior year period. This increase was directly related to the increase in the operations in the Company's insurance inspection services business.
                                       9

Loss from Continuing Operations and Income Tax Benefit

      Loss from continuing operations before taxes for the year ended May 31, 1994 was $316,736 compared to $493,961 in the prior year, a decrease of $177,225. This decrease is attributable to increased profit in the Company's telephone reseller division.

      The income tax benefit for the year ended May 31, 1994 was $98,171, or 31.0% of the loss before income taxes compared to $176,200, or 35.7% in the prior year. The decrease in percentage was the result of credits relating to amendments to and refunds from the prior year.


Income from Discontinued Operations

      Income from discontinued operations for the year ended May 31, 1994 was $2,239,313 as compared to $2,053,959 in the prior year, an increase of $185,354. The increase was caused by an increase in revenues in the satellite and voice communications networks of $760,000.


Trends and Uncertainties

      During the year ended May 31, 1995, increased competition had an adverse impact on the sale of computer systems and the results of operations.



Item 8: Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Report beginning on page F-1.



Item 9: Disagreements on Accounting and Financial Disclosure

      Not applicable.




                                   PART III


Item 10:    Directors and Executive Officers of the Registrant


Item 11:    Executive Compensation


Item 12:    Security Ownership of Certain Beneficial Owners and Management


Item 13:    Certain Relationships and Related Transactions

      Pursuant to General Instruction G, the information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement for the fiscal year ended May 31, 1995 which is to be filed with the Commission.

                                    PART IV


Item 14:    Exhibits, Financial Statements and Reports on Form 8-K


Financial Statements

      The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.


Exhibits

      The Exhibits listed below are filed as part of this Report.

No. 2A Agreement and Plan of Merger between AutoInfo, Inc. (New York) and AutoInfo, Inc. (Delaware), January 20, 1987. (2)

No. 3A      Certificate of Incorporation of the Company. (3)

No. 3B      Amended and restated By-Laws of the Company. (11)

No. 4A      Specimen Stock Certificate. (4)

No. 4B Form of Warrant Agreement and form of Warrant issued to Starr Securities, Inc., Martin Vegh and Robert Fagenson, May 20, 1986. (1)

No. 4C Rights Agreement, dated as of March 30, 1995, between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent.(5)

No. 9A Settlement Agreement, dated June 22, 1995, between AutoInfo, Inc. and Ryback Management Corporation, et al.*

No. 10A     1985 Stock Option Plan. (1)

No. 10B     1986 Stock Option Plan. (3)

No. 10C     1989 Stock Option Plan. (7)

No. 10D     1992 Stock Option Plan. (10)

No. 10E Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of January 1, 1994, as amended by Agreement dated April 10, 1995.*

No. 10F Supplemental Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of April 10, 1995.*

No. 10G Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1995.*

No. 10H Supplemental Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1995.*

No. 10I Form of AutoInfo, Inc. Employee Protection Trust Agreement dated August 17, 1995.*

No. 10J Form of Restricted Stock Grant Agreement between AutoInfo, Inc. and certain executive officers, directors and consultants. (4)

No. 10K Series A Convertible Preferred Stock Purchase Agreement dated as of December 19, 1991 between ComputerLogic, Inc., Richard A. Palmer and AutoInfo, Inc. (8)

No. 10L Series B Preferred Stock Purchase Option Agreement dated as of December 19, 1991 between ComputerLogic, Inc., Richard A. Palmer and AutoInfo, Inc. (8)

No. 10M Outstanding Stock Purchase Option Agreement dated as of December 19, 1991 between ComputerLogic, Inc., Richard Palmer and AutoInfo, Inc.
            (8)

No. 10N Note Agreement dated January 10, 1994 between AutoInfo, Inc. and certain investors with respect to issuance of $4 million of 7.55% Subordinated Notes due January 9, 2000 and 533,333 Common Stock Purchase Warrants.(6)

No. 10O Asset Purchase Agreement dated January 31, 1995 between ADP Claims Solutions Group, Inc. and AutoInfo, Inc.(9)

No. 10P Promissory Note and Security and Pledge Agreement dated April 28, 1995 between AutoInfo, Inc. and Scott Zecher.*

No. 11A     Calculation of earnings per share.*

No. 23A     Consent of Arthur Andersen LLP,  independent public accountants.*
--------------------------------

*Filed as an Exhibit hereto.

(1) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form S-18 (File No. 33-3526-NY) and is incorporated herein by reference.

(2) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated January 6, 1987 and is incorporated herein by reference.

(3)    These Exhibits were filed as Exhibits to the Company's  definitive  proxy
       statement  dated  October  20,  1986  and  are  incorporated   herein  by
       reference.

(4) These Exhibits were filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-15465) and are incorporated herein by reference.

(5) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form 8-A filed April 13, 1995, and is incorporated herein by reference.

(6) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1994 and is incorporated herein by reference.

(7) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.

(8) These Exhibits were filed as Exhibits to the Company's Current Report on Form 8-K dated December 19, 1991 and are incorporated herein by reference.

(9) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated March 1, 1995 and is incorporated herein by reference.

(10) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.

(11) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.

                                  SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on August 17, 1994 on its behalf by the undersigned, thereunto duly authorized.


                                                    AUTOINFO, INC.


                                          By:_________________________________
                                               Scott Zecher, President and
                                               Chief Operating Officer



      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



________________________      Director and Chairman         August    , 1995
Andrew Gaspar


________________________      Director, President and       August    , 1995
Scott Zecher                  Chief Operating Officer


________________________      Chief Financial Officer,      August    , 1995
William Wunderlich            Secretary and Treasurer


________________________      Director                      August    , 1995
Jason Bacher


________________________      Director                      August    , 1995
Robert Fagenson


________________________      Director                      August    , 1995
Howard Nusbaum


________________________      Director                      August    , 1995
Jerome Stengel

                           AUTOINFO, INC. AND SUBSIDIARIES


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                  Page


Report of Independent Public Accountants......................... F-2

Consolidated Balance Sheets - as of May 31, 1995 and 1994........ F-3

Consolidated Statements of Operations for the Years
Ended May 31, 1995, 1994 and 1993................................ F-4

Consolidated Statements of Stockholders' Equity for
the Years Ended May 31, 1995, 1994 and 1993...................... F-5

Consolidated Statements of Cash Flows for the Years
Ended May 31, 1995, 1994 and 1994................................ F-6

Notes to Consolidated Financial Statements....................... F-7




      Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AutoInfo, Inc.:


We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. (a Delaware corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.



                                                /s/ Arthur Andersen LLP

New York, New York
July 11, 1995

                           AUTOINFO, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             AS OF MAY 31, 1995 AND 1994


               ASSETS                                      1995          1994
                                                           ----          ----

Current assets:
Cash                                                  $   521,868   $   445,484
Short-term investments                                 38,314,489     7,063,691
Accounts receivable, net of allowance for
 doubtful accounts (May 31, 1995 - $63,772;
 May 31, 1994 - $113,504)                                 583,975       822,835
Net book value of assets of discontinued
 operations (Note 3)                                            -    13,453,483
Other current assets                                      120,074       114,502
                                                      -----------   -----------
      Total current assets                             39,540,406    21,899,995

Property, equipment and furniture (at cost), net
 of accumulated depreciation (May 31, 1995 -
 $1,263,765; May 31, 1994 - $1,006,152)                   692,784       595,290

Goodwill and other intangibles,
 net of accumulated amortization (May 31, 1995 -
 $286,490; May 31, 1994 - $130,179)                     1,766,503     1,936,062

Investment, at cost                                             -     1,637,199

Other assets                                              357,406       318,878
                                                      -----------   -----------

                                                      $42,357,099   $26,387,424
                                                      ===========   ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                     $   160,869   $   623,096
Accounts payable                                          400,544       291,312
Income taxes payable                                    7,131,543        72,147
Accrued liabilities                                       543,357       382,902
                                                      -----------   -----------
      Total current liabilities                         8,236,313     1,369,457
                                                      -----------   -----------

Long-term debt                                          4,000,000     4,160,869
                                                      -----------   -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common Stock - authorized 20,000,000 shares $.01
   par value; issued and outstanding - 7,756,252
   at May 31, 1995 and 7,253,286 at May 31, 1994           77,563        72,533
  Additional paid-in capital                           17,725,267    16,344,194
  Officer note receivable (Note 10)                      (466,797)            -
  Deferred compensation under stock bonus plan           (414,686)     (432,847)
  Retained earnings                                    13,199,439     4,873,218
                                                      -----------   -----------
      Total stockholders' equity                       30,120,786    20,857,098
                                                      -----------   -----------

                                                      $42,357,099   $26,387,424
                                                      ===========   ===========

           See Accompanying Notes To Consolidated Financial Statements

                           AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 1995, 1994 AND 1993



                                                1995        1994        1993
                                                ----        ----        ----


REVENUES                                     $4,797,531  $4,195,700  $4,413,881
                                             ----------  ----------  ----------

Operating expenses:
 System and support costs                     1,992,881   1,187,499   1,477,639
 Salaries and employee benefits               2,057,496   1,874,052   1,657,201
 Selling, general and administrative          1,657,672   1,530,514   1,914,869
 Depreciation and amortization                  413,926     249,759     181,423
                                             ----------  ----------  ----------
      Total operating expenses                6,121,975   4,841,824   5,231,132
                                             ----------  ----------  ----------

Loss from operations                         (1,324,444)   (646,124)   (817,251)
                                             ----------  ----------  ----------

Other (income) expenses:
 Interest income                               (568,449)   (159,294)    (78,637)
 Dividend income                                      -    (115,258)   (115,258)
 Interest expense                               315,908     131,087      20,418
 Preferred stock investment write-off         1,804,256           -           -
 Minority interest in net loss of partnership   (67,133)   (185,923)   (149,813)
                                             ----------  ----------  ----------
      Total other (income) expenses           1,484,582    (329,388)   (323,290)
                                             ----------  ----------  ----------

Loss from continuing operations
  before income tax benefit                  (2,809,026)   (316,736)   (493,961)

Income tax benefit                             (634,623)    (98,171)   (176,200)
                                             ----------  ----------  ----------

Loss from continuing operations              (2,174,403)   (218,565)   (317,761)

Income from discontinued operations,
  net of income taxes of $804,878,
  $1,005,814 and $1,138,931, respectively
  (Note 3)                                    1,614,936   2,239,313   2,053,959

Gain on sale of discontinued operations, net
  of income taxes of $7,658,641 (Note 3)      8,885,688           -           -
                                             ----------  ----------  ----------

Net income                                   $8,326,221  $2,020,748  $1,736,198
                                             ==========  ==========  ==========

Per share data:
 Loss from continuing operations                  ($.29)      ($.03)      ($.04)
 Income from discontinued operations                .22         .30         .28
 Gain on sale of discontinued operations           1.19           -           -
                                             ----------  ----------  ----------

Net income per share                              $1.12        $.27        $.24
                                             ==========  ==========  ==========

Weighted average number of common and
 common equivalent shares                     7,410,548   7,416,721   7,342,044
                                              ---------   ---------   ---------



             See Accompanying Notes To Consolidated Financial Statements

                                 AUTOINFO, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             YEARS ENDED MAY 31, 1995, 1994 AND 1993




                         Shares of                                        Deferred
                          Common              Additional    Officer     Compensation
                          Stock      Common    Paid-In        Note      Under Stock   Retained
                        Outstanding  Stock     Capital     Receivable    Bonus Plan   Earnings
                        -----------  -----     -------     ----------    ----------   --------
Balance, June 1, 1992   7,119,336   $71,193  $16,118,428    $       -   $(434,201)  $1,116,272
Amortization of
 Deferred Compensation          -         -            -            -      17,083            -
Net Income                      -         -            -            -           -    1,736,198
                        ---------   -------  -----------    ---------   ---------  -----------

Balance, May 31, 1993   7,119,336    71,193   16,118,428            -    (417,118)   2,852,470

Common Stock Pursuant
 to Stock Bonus Plan       15,000       150       32,662            -     (32,812)           -
Exercise of Stock
 Option                   118,950     1,190      193,104            -           -            -
Amortization of Deferred
 Compensation                   -         -            -                   17,083            -
Net Income                      -         -            -            -           -    2,020,748
                        ---------   -------  -----------    ---------   ---------  -----------

Balance, May 31, 1994   7,253,286    72,533   16,344,194            -    (432,847)   4,873,218

Exercise of Stock
 Options                  502,966     5,030    1,234,365            -           -            -
Amortization of Deferred
 Compensation                   -         -            -            -      18,161            -
Acceleration of Vesting
 Rights of Employee
 Stock Options                  -         -      146,708            -           -            -
Loan to Officer for
 the Exercise of Stock
 Options                                                     (466,797)
Net Income                      -         -            -            -           -    8,326,221
                        ---------   -------  -----------    ---------   ---------  -----------

Balance, May 31, 1995   7,756,252   $77,563  $17,725,267    $(466,797)  $(414,686) $13,199,439
                        =========   =======  ===========    =========   =========  ===========




           See Accompanying Notes To Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED MAY 31, 1995, 1994 AND 1994


                                                    1995        1994        1993
                                                    ----        ----        ----
Cash Flows from Operating Activities:
  Net income                                   $ 8,326,221  $2,020,748  $ 1,736,198
  Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation and amortization expenses       413,926     249,759      181,423
      Amortization of deferred compensation         18,161      17,083       17,083
      Gain on sale of discontinued operations  (16,544,329)          -            -
      Preferred stock investment write-off       1,637,199           -            -

Changes in assets and liabilities:
  Accounts receivable, net                         238,860    (253,901)     (95,223)
  Other current assets                              (5,572)    135,957       (4,454)
  Other assets                                     (38,528)   (255,018)      17,911
  Income taxes payable                           7,059,396       5,468      (85,316)
  Accounts payable and accrued liabilities         269,687     287,006       27,902
                                                 ---------   ---------   ----------

Net cash provided by continuing operations       1,375,021   2,207,102    1,795,524
                                                 ---------   ---------   ----------

Net cash provided by discontinued operations
  and non-cash charges                            (205,480)   (965,257)    (403,060)
                                                 ---------   ---------   ----------

Cash Flows from Investing Activities:
  Proceeds from the sale of discontinued
    operations                                  30,350,000           -            -
  Officer note receivable                         (466,797)          -            -
  Acquisitions                                           -    (948,639)           -
  Capital expenditures                            (341,861)   (173,635)     (81,595)
  Purchases of short-term investments          (31,250,798) (3,743,031)    (810,012)
                                                ----------   ---------   ----------

  Net cash (used for) investing activities      (1,709,456) (4,865,305)    (891,607)
                                                 ---------   ---------   ----------

Cash Flows from Financing Activities:
  Issuance of notes                                      -   4,000,000            -
  Reduction of borrowings                         (623,096)   (277,406)    (536,020)
  Exercise of stock options                      1,239,395     194,294            -
                                                 ---------   ---------   ----------

Net cash provided by (used for)
  financing activities                             616,299   3,916,888     (536,020)
                                                 ---------   ---------   ----------

Net increase (decrease) in cash                     76,384     293,428      (35,163)

Cash at beginning of year                          445,484     152,056      187,219
                                                 ---------   ---------   ----------

Cash at end of year                             $  521,868  $  445,484  $   152,056
                                                 =========   =========   ==========

--------------------------
Supplemental Disclosures of Non-cash Investing and Financing Activities: In connection with acquisitions during the year ended May 31, 1994, the Company entered into Notes payable of $844,759.

           See Accompanying Notes To Consolidated Financial Statements

                        AUTOINFO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



Note 1 - Business and summary of significant accounting policies


Business

During fiscal year 1995 and subsequent to its fiscal year end, AutoInfo, Inc. and subsidiaries (the "Company") sold substantially all of its operating assets. As a result, the Company's sole remaining operating business provides long distance telephone communications services. The Company is actively seeking out and evaluating acquisition candidates and expansion opportunities.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.


Revenue Recognition

The Company recognizes revenue from insurance inspection services and long distance telephone communications services as services are rendered.


Short-term Investments

Short-term  investments  include  common  stock  and bond  funds,  money  market
instruments  and  municipal  bonds.   Investments  are  carried  at  cost  which
approximates market value. (See Note 4).


Property, Equipment and Furniture

Depreciation of equipment and furniture is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.


Goodwill and Other Intangibles

The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. The Company evaluates the carrying value of goodwill, and the remaining amortization periods based upon the projected discounted cash flows of the operations of the acquired entities. Based upon these evaluations to date, no impairment of goodwill exists at May 31, 1995.


Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The net income per share and the weighted average number of common and common equivalent shares represent primary earnings per share data. Fully diluted earnings per share is not presented since its effect is not significant.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


Income Taxes

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted Statutory Tax Rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have not been provided for as the effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities are immaterial.


Note 2 - Business Acquisitions

In January and April 1994, the Company acquired the automotive photo inspection business of D.B. Kelley Associates, Inc., and Equifax Services, Inc., respectively. The aggregate purchase price consisted of approximately $1,500,000 in cash and notes. The results of operations of these businesses have been consolidated with the Company since January 31, 1994 and April 16, 1994, respectively.

The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based upon their estimated fair market value at the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired has been recorded as goodwill.


Note 3 - Discontinued Operations

On April 1, 1995, the Company sold the assets relating to its Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses to ADP Claims Solutions Group, Inc., for $30,350,000 in cash. The gain on the sale was $8,885,688 after applicable taxes of $7,658,641. Prior years have been restated to present the businesses sold as discontinued operations.

Summarized results of operations and financial position data of the discontinued operations were as follows:

                                                    Years Ended May 31,
                                          --------------------------------------
                                               1995        1994          1993
                                               ----        ----          ----
Results of Operations:
  Revenues                                $13,723,654  $16,371,697   $14,882,694
  Income from operations                    2,414,895    3,243,901     3,213,162
  Income before income taxes                2,419,814    3,245,127     3,192,890
  Income taxes                                804,878    1,005,814     1,138,931
  Net income from discontinued
    operations                              1,614,936    2,239,313     2,053,959
                                           ==========   ==========    ==========


                                                   As of May 31, 1994
                                                   ------------------
Balance Sheet:
  Current Assets                                      $ 1,986,675
  Net property, equipment and furniture                 3,196,789
  Net goodwill and other intangibles                    8,793,627
  Net license costs                                       273,492
  Other Assets                                            100,000
  Current liabilities                                    (897,100)
                                                       ----------

  Net book value of assets of discontinued
    operations                                        $13,453,483
                                                       ==========

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993



Note 4 - Short-Term Investments


Effective  June 1,  1994,  the  Company,  as  required,  adopted  SFAS No.  115,
"Accounting for Certain Investments in Debt and Equity Securities". This pronouncement establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement supersedes Statement No. 12 "Accounting for Certain Marketable Securities". The effect of the adoption of this pronouncement was not material.

In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,520,041 as of May 31, 1995 and $3,577,584 as of May 31, 1994), money market instruments ($3,159,808 as of May 31, 1995 and $1,786,107 as of May 31, 1994) and municipal bonds ($31,634,640 as of May 31,
1995 and $1,700.000 as of May 31, 1994). As of May 31, 1995 unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity (on an after tax basis). During the years ended May 31, 1995 and 1994, gains or losses arising from the disposition of marketable securities were not material. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.


Note 5 - Accrued Liabilities


The components of accrued liabilities at May 31 were as follows:

                                       1995        1994
                                       ----        ----

  Payroll and related costs         $ 76,856    $116,526
  Professional Fees                  196,431      29,500
  Interest                           126,243     118,693
  Other                              143,827     118,183
                                    --------    --------
                                    $543,357    $382,902
                                    ========    ========



Note 6 - Investment


In December 1991, the Company acquired a Preferred Stock Investment (3,293 shares of $500 par value, 7% cumulative convertible preferred stock) in ComputerLogic, Inc., a Georgia Corporation, which offers computer based products to the automobile parts and repair industries. The Preferred Stock elects not less than 40% of the ComputerLogic board of directors. The Company's Preferred Stock Investment is convertible into 38% of the outstanding capital stock of ComputerLogic, Inc. The Company also has the option to increase its investment for additional consideration as described in the purchase agreement. The purchase price consisted of cash of $1,250,000 and 101,667 shares of the Company's Common Stock. The investment was being carried at the lower of cost or net realizable value.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993



As a result of the sale of the Company's businesses providing computerization and communications services to the automotive industry and the resulting lack of synergistic business opportunities, the Company has no intention of exercising its option to increase its investment. Additionally, ComputerLogic has been unable to remit to the Company any management fees and certain preferred stock dividends as they become due. The Company has therefore written off its preferred stock investments totalling $1,804,256 which included unpaid management fees and unpaid preferred stock dividends of $155,460 as of May 31, 1995.


Note 7 - Long-term Debt


      Long-term debt consists of the following:


                                                              MAY 31,
                                                          ----------------
                                                          1995        1994
                                                          ----        ----

Subordinated  notes due January  2000 payable in
  equal  annual  installments  in January  1998,
  1999 and 2000 with interest at 7.55% paid
  semi-annually                                        $4,000,000  $4,000,000

Note payable to former owner of acquired
  business, due in January 1996 with interest
  at 4% payable in equal monthly installments             160,869     357,710

Debt incurred in connection with acquisition,
  payable in equal installments in October 1994
  and April 1995                                                -     426,255
                                                        ---------   ---------
                                                        4,160,869   4,783,965
Less current portion of long-term debt                    160,869     623,096
                                                        ---------   ---------

Long-term debt                                         $4,000,000  $4,160,869
                                                        ---------   ---------


      The Company paid interest of approximately $308,000, $14,000 and $48,000 during fiscal years 1995, 1994 and 1993, respectively.

      The Company has an available unused line of credit in the amount of $2,000,000 which expires on September 30, 1995.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


Note 8 - Income Taxes


For the years ended May 31, 1995, 1994 and 1993, the provision (benefit) for income taxes consists of the following:

                                  1995              1994              1993
                                  ----              ----              ----

Federal                       $ (611,690)       $  (85,837)       $ (161,428)
State                            (22,933)          (12,334)          (14,772)
                               ---------         ---------         ---------

Income tax benefit on loss
  from continuing operations  $ (634,623)       $  (98,171)       $ (176,200)
                               ---------         ---------         ---------

Income taxes on income from
  discontinued operations:
    Federal                   $  884,452        $  879,445        $1,043,434
    State                        (79,574)          126,369            95,497
                               ---------         ---------         ---------
                              $  804,878        $1,005,814        $1,138,931
                               ---------         ---------         ---------

Income taxes on gain on sale
  of discontinued operations:
    Federal                   $7,148,753        $        -        $        -
    State                        509,888                 -                 -
                               ---------         ---------         ---------
                              $7,658,641        $        -        $        -
                               =========         =========         =========


The following table reconciles the Company's effective income tax benefit on loss from continuing operations to the Federal Statutory Rate for the years ended May 31, 1995, 1994 and 1993:

                                  1995              1994              1993
                                  ----              ----              ----

Federal Statutory Rate           (34.0)%           (34.0)%           (34.0)%

Effect of:
  State and local taxes, net
   of federal benefit              (.5)             (3.9)             (3.9)
  Benefit from tax exempt
   income                         (6.1)                -                 -
  Preferred stock investment
   write-off                      20.3                 -                 -
  Credits resulting from
   amendments to and refunds
   from prior year returns           -               5.7                 -
  Other, net                      (2.3)              1.2               2.2
                                 -----             -----             -----
                                 (22.6)%           (31.0)%           (35.7)%
                                 =====             =====             =====


The Company paid income taxes of approximately $884,000, $1,119,000 and $1,178,000 during fiscal years 1995, 1994 and 1993, respectively.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993



Note 9 - Commitments and Contingencies


Leases

The Company is obligated under noncancellable operating leases for premises and equipment expiring at various dates through 1999. Future minimum lease payments are $170,000, $148,000, $35,000 and $500 for each of the four year periods ended May 31, 1999.

Lease expense for the years ended May 31, 1995, 1994 and 1993 was approximately $384,000, $434,000 and $393,000, respectively.


401(k) Plan

The  Company  is  obligated  under its  401(k)  Plan to match  fifty  percent of
employee   contributions   up  to  a  maximum  of  three   percent  of  eligible
compensation.

401(k) Plan expense for the years ended May 31, 1995, 1994 and 1993 was approximately $72,000, $73,000 and $68,000, respectively.


Other Agreements

The Company has entered into supplemental employment agreements (the "Supplemental Employment Agreements") with Messrs. Zecher and Wunderlich (the "Covered Executives"), which provide that if there is a Change in Control of the Company (as defined therein) during the Protected Period (described below), the terms of the Supplemental Employment Agreements will supersede the Covered Executives' existing employment agreements and will govern the terms of the Covered Executives' employment following the Change in Control for a three-year term, in the case of Mr. Zecher, and a two-year term, in the case of Mr. Wunderlich (the "Employment Term").

The Supplemental Employment Agreements provide that during the Employment Term, the Covered Executives will remain employed in their capacities with the Company as of the Change in Control and will continue to receive an annual salary (the "Base Salary") and benefits at least equal to that which they received prior to the Change in Control and an annual bonus at least equal to the Covered Executive's average annual bonus during the three years prior to the Change in Control. The Supplemental Employment Agreements provide that if, during the Employment Term, the Covered Executive's employment is terminated by the Company other than for Cause or Disability or by the Executive either for Good Reason or during the 60-day Window Period commencing on the anniversary of the Change in Control (as each of the foregoing terms are defined in the applicable Supplemental Employment Agreement), the Covered Executive would receive a severance payment equal to the sum of his Base Salary and the higher of his annual bonus for the then most recent year or his average annual bonus during the three years preceding the Change in Control (the "Highest Annual Bonus") multiplied by two, in the case of Mr. Zecher, and one and one-half, in the case of Mr. Wunderlich. In addition, the restrictions on any stock-related incentive awards held by the Covered Executive would lapse and he would be entitled to continued coverage under the Company's life, health and disability benefits for two years following termination of his employment (three years in the case of Mr. Zecher) or until he receives similar benefits from a new employer. If Mr. Zecher's employment is terminated (as described above) prior to April 10, 1996,

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

he would receive severance equal to three (rather than two) times his Base Salary and Highest Annual Bonus. If Mr. Wunderlich's employment is terminated (as described above) prior to October 10, 1995, he would receive severance equal to two (rather than one and one-half) times his Base Salary and Highest Annual Bonus. Mr. Zecher's Supplemental Employment Agreement also provides that if he is subject to excise taxes under Section 4999 of the Internal Revenue Code on any payments or benefits triggered by a Change in Control, he will be entitled to receive an additional amount such that after the payment of all applicable taxes, he will retain an amount equal to that which he would have retained absent the excise taxes. In connection with the Supplemental Employment
Agreements, the Company also approved the creation of an Employment Protection Trust Agreement which is a form of a grantor trust under which the assets of the trust remain subject to the satisfaction of the general claims of the Company's creditors, to provide for the payment of all benefits payable under the Supplemental Employment Agreements.


Note 10 - Stockholders' Equity


Stock Bonus Plan

In January 1994, the Company issued 15,000 shares of Common Stock pursuant to a restricted stock bonus plan to a Director. In June 1987 and November 1987, the Company issued 410,000 shares of Common Stock pursuant to a restricted stock bonus plan to key executives and consultants.

These shares will vest ratably every two years over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares are recorded at their estimated fair market value as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period.


Warrants

In connection with the $4,000,000 7.55% subordinated long-term notes issued in January 1994, the Company issued six year warrants to purchase 533,333 shares of Common Stock at a per share price of $4.00. The Company has reserved 533,333 shares of Common Stock for issuance upon the exercise of these warrants. No such warrants have been exercised to date.

In connection with a May 1986 public offering of Common Stock, the Company issued warrants to the underwriter for the purchase of 96,000 shares of its Common Stock at a per share price of $4.80. During fiscal 1992, 66,750 warrants to purchase shares of the Company's Common Stock expired. The remaining 29,250 warrants are exercisable through May 1996. The Company has reserved 29,250 shares of Common Stock for issuance upon the exercise of these warrants.


Stock Option Plans

The Company has four stock option plans under which officers and other key employees may acquire shares of Common Stock. Options have been granted at not less than fair market value on the date of grant and expire ten years from that date. Options are exercisable immediately after the granting date except where exercise is otherwise limited at the time of granting.

                        AUTOINFO, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


Option information for the three year period ended May 31, 1995 is as follows:

                                    Number of     Option Price
                                     Shares        Per Share
                                    ---------     ------------

Outstanding at June 1, 1992          723,749    $1.625 to $4.125

Granted during the year              332,000    $3.00 to $3.50
Forfeited during the year           (135,000)   $3.50 to $4.125
                                     -------     --------------

Outstanding at May 31, 1993          920,749    $1.625 to $4.125

Granted during the year              165,000    $3.75 to $4.00
Exercised during the year           (118,950)   $1.625 to $1.75
Forfeited during the year           (269,000)   $3.00 to $4.00
                                     -------     -------------

Outstanding at May 31, 1994          697,799    $1.625 to $4.125

Granted during the year              270,000    $2.75 to $4.125
Exercised during the year           (502,966)   $1.625 to $3.375
Forfeited during the year           ( 30,000)   $3.00 to $3.75
                                     -------     -------------

Outstanding at May 31, 1995          434,833    $1.75 to $4.125
                                     -------     --------------


Options exercisable at May 31, 1995, 1994 and 1993 were 177,055, 380,799 and 477,082 shares, respectively. At May 31, 1995, 434,833 shares of the Company's authorized Common Stock were reserved to cover future exercise of options, and 280,751 shares were available for future grants.

In connection with the sale of discontinued operations, the Company accelerated the vesting provisions relating to outstanding options held by employees of the businesses sold. As of May 31, 1995, the vesting of options to purchase 175,333 shares were accelerated resulting in a charge against the gain on sale of discontinued operations of $146,708.

On April 10, 1995, an officer of the Company exercised options to acquire 216,799 shares. In connection with this exercise, the Company received a full recourse, non-interest bearing note due in May 1996, secured by a pledge of the acquired shares in the amount of $466,797.


Note 11 - Acquisition of Minority Interest


In September 1994, the Company acquired the minority interest in its insurance inspection services business pursuant to a formularized valuation which resulted in no additional consideration being due. Accordingly, there is no provision for minority interest in net loss of partnership for any period subsequent to August 31, 1994.


Note 12 - Subsequent Event


In July 1995, the Company consummated the sale of certain assets net of certain liabilities constituting the operating assets of its Insurance Inspection Division for $3,750,000 in cash.

Revenues pertaining to this business segment included in the Consolidated Statement of Operations were $3,767,103, $2,394,203 and $2,510,762 for the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993




The gain or loss on the sale of this segment, as well as the results of operations for the period from June 1, 1995 through the date of sale, are subject to the finalization of certain events relating to the transaction. The Company does not expect any resulting gain or loss or the results of operations for the period from June 1, 1995 through the date of sale to be material.