Form 10-Q/A
period 1995-02-28
AUTOINFO INC
filed 1995-09-08
CIK 351017

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: February 28, 1995

Commission File Number: 0-14786


                                 AUTOINFO, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-2867481
       (State or other                                      (I.R.S. Employer
 jurisdiction of incorporation                           Identification number)
       or organization)


                   1600 Route 208, Fair Lawn, New Jersey 07410
                    (Address of principal executive offices)

                                 (201) 703-0500
              (Registrant's telephone number, including area code)

                                       n/a
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |x|   NO |_|


This form 10-Q/A amends Part II, Items 6(a) of the Registrant's Quarterly Report on Form 10-Q for the Fiscal Quarter ended February 28, 1995 to include Exhibit 27, the Financial Data Schedule required by Item 601(c) of Regulation S-K and Rule 401 of Regulation S-T.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report on From 10-Q/A to be signed on its behalf by the undersigned thereunto authorized.



                                             AUTOINFO, INC.
                                             (Registrant)


                                           /s/ Scott Zecher
                                           -------------------------------
                                           Scott Zecher,
                                            President and Chief
                                             Operating Officer

Date:    September 7, 1995
                                           /s/ William I. Wunderlich
                                           -------------------------------
                                           William I. Wunderlich,
                                            Treasurer, Secretary and
                                             Principal Financial Officer