Form 10-K/A
period 1995-05-31
AUTOINFO INC
filed 1995-09-28
CIK 351017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                  Commission
        May 31, 1995                                       File No. 0-14786

                                 AUTOINFO, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                          13-2867481
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

         1600 Route 208, Fair Lawn, New Jersey             07410
         (Address of Principal Executive Offices)          (Zip Code)

(Registrant's telephone number, including area code) (201) 703-0500

Securities registered under Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]     No  [ ]

     This Form 10-K/A amends Part III, Items 10, 11, 12 and 13 of Form 10-K for the Fiscal Year ended May 31, 1995.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

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

     JASON BACHER, age 57, has been a director of the Company since its inception in 1976. For its inception in 1976 through March 29, 1995 Mr. Bacher was Chairman of the Board and the Chief Executive Officer of the Company. Mr. Bacher has been associated with the automobile salvage industry since 1961 as a principal of Bacher Tire Company, Inc., an automobile recycler located in the New York metropolitan area. In connection with the sale by the Company of a principal portion of its business to ADP Solutions on April 1, 1995, Mr. Bacher joined ADP Solutions.

     SCOTT ZECHER, age 36, joined the Company in January 1984, and was named its President and Chief Operating Officer in January 1993. Prior to becoming President, he held the position of Executive Vice President and Chief Financial Officer. He became a director of the Company in 1989. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

     ROBERT FAGENSON, age 46, has been an officer and director of Fagenson & Co., Inc., a registered broker-dealer, for more than five years. Mr. Fagenson is a member of the Board of Directors of the New York Stock Exchange. Since April 1983, Mr. Fagenson has also served as the Secretary and a director of Starr Securities, Inc., a registered broker-dealer, which was the underwriter of the Company's initial public offering in May 1986. Mr. Fagenson has been a director of the Company since June 1986. Mr. Fagenson is also a director of Healthy Planets Products, Inc., Microtel Franchise and Development Corp. and Rentway, Inc. Mr. Fagenson has a B.S. degree in Business Administration from Syracuse University.

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

     WILLIAM WUNDERLICH, age 47, joined the Company in October 1992 as its Vice President-Finance and became Chief Financial Officer in January 1993. From 1990 to 1992, he served as Vice President of Goldstein Affiliates, Inc., a public insurance adjusting company. From 1981 to 1990 he served as Executive Vice President, Chief Financial Officer and a Director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

                           BOARD OF DIRECTOR MEETINGS

     During the year ended May 31, 1995, the Board held five meetings. Each of the current members of the Board attended at least 75% of such meetings.

                          BOARD OF DIRECTOR COMMITTEES

     The Board maintains an Audit Committee comprised of Messrs. Fagenson, Gaspar and Stengel and a Compensation Committee composed of Messrs. Fagenson and Stengel. Each Committee member is a non-employee director. The Audit Committee approves the selection of the Company's auditors and meets and interacts with the auditors to discuss questions in regard to the Company's financial reporting. The Compensation Committee evaluates the performance of the Company's executive employees and determines the salaries and other compensation payable to such persons. Each such Committee met twice during the last full fiscal year with all members present.

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The Summary Compensation Table below includes, for each of the fiscal years ended May 31, 1995, 1994 and 1993, individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer, and (2) the other most highly paid executive officers of the Company during the fiscal year ended May 31, 1995 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                                                            Long-Term          All
                                                Annual Compensation       Compensation        Other
Name and Principal Position         Year         Salary      Bonus           Options       Compensation

Jason Bacher (2)                    1995       $125,000   $ 182,854(3)                        $4,300
    Chairman of the Board           1994       $135,417   $  45,000          75,000           $4,063
    and Chief Executive Officer     1993       $125,000   $  18,166             -             $3,750

Scott Zecher                        1995       $145,000   $ 235,000(3)       80,000           $4,230
    President and                   1994       $144,000   $   5,000             -             $3,240
    Chief Operating Officer         1993       $125,000   $  18,166         100,000           $2,690

William Wunderlich                  1995       $103,333   $  80,000(3)       40,000           $5,500
    Treasurer and Chief             1994       $ 91,250   $  19,000          35,000           $3,068
    Financial Officer               1993       $ 55,624   $   2,000          50,000           $1,063

--------

(1) Represents amounts contributed to the Company's 401(k) deferred compensation plan.

(2) Mr. Bacher resigned as Chairman of the Board and Chief Executive Officer on March 29, 1995.

(3) Includes a one-time bonus relating to the ADP transaction in the amount of $100,000 to Jason Bacher, $150,000 to Scott Zecher and $50,000 to William Wunderlich .


Employment Agreements

     Messrs. Zecher and Wunderlich are employed by the Company pursuant to employment agreements which expire in April 1998 and April 1997, respectively. These agreements provide for minimum annual compensation of $150,000 and $120,000, respectively, and provide for annual review by the Board of Directors.

     The Company has entered into supplemental employment agreements (the "Supplemental Employment Agreements") with Messrs. Zecher and Wunderlich (the "Covered Executives"), which provide that if there is a Change in Control of the Company (as defined therein) during the Protected Period (described below), the terms of the Supplemental Employment Agreements will supersede the Covered Executives' existing employment agreements and will govern the terms of the Covered Executives' employment following the Change in Control for a three-year term, in the case of Mr. Zecher, and a two-year term, in the case of Mr. Wunderlich (the "Employment Term"). For these purposes, the Protected Period is a three-year period which commenced on April 10, 1995 and is automatically extended for one year on April 10, 1996 and each April 10 thereafter, unless the Company otherwise notifies the Covered Executive at least 90 days prior thereto. The Supplemental Employment Agreements provide that during the Employment Term the Covered Executives will remain employed in their capacities with the Company as of the Change in Control and will continue to receive an annual salary (the "Base Salary") and benefits at least equal to that which they received prior to the Change in Control and an annual bonus at least equal to the Covered Executive's average annual bonus during the three years prior to the Change in Control. The Supplemental Employment Agreements provide that if, during the Employment Term, the Covered Executive's employment is terminated by the Company other than for Cause or Disability or by the Executive either for Good Reason or during the 60-day Window Period commencing on the anniversary of the Change in Control (as each of the foregoing terms are defined in the applicable Supplemental Employment Agreement), the Covered Executive would receive a severance payment equal to the sum of his Base Salary and the higher of his annual bonus for the then most recent year or his average annual bonus during the three years preceding the Change in Control (the "Highest Annual Bonus") multiplied by two, in the case of Mr. Zecher, and one and one-half, in the case of Mr. Wunderlich. In addition, the restrictions on any stock-related incentive awards held by the Covered Executive would lapse and he would be entitled to continued coverage under the Company's life, health and disability benefits for two years following termination of his employment (three years in the case of Mr. Zecher) or until he receives similar benefits from a new employer. If Mr. Zecher's employment is terminated (as described above) prior to April 10, 1996, he would receive severance equal to three (rather than two) times his Base Salary and Highest Annual Bonus. If Mr. Wunderlich's employment is terminated (as described above) prior to October 10, 1995, he would receive severance equal to two (rather than one and one-half) times his Base Salary and Highest Annual Bonus. Mr. Zecher's Supplemental Employment Agreement also provides that if he is subject to excise taxes under Section 4999 of the Internal Revenue Code on any payments or benefits triggered by a Change in Control, he will be entitled to receive an additional amount such that after the payment of all applicable taxes he will retain an amount equal to that which he would have retained absent the excise taxes.

     The Supplemental Employment Agreements were entered into on April 10, 1995, after Steel acquired 14.9% of the Company's Common Stock. In the opinion of the Board, it was necessary and desirable to enter into the Supplemental Employment Agreements so that the Covered Executives would concentrate on performing their duties and promoting the best interests of the Company and its stockholders without being concerned about the possibility of a Change in Control. In the opinion of the Board of Directors, the provisions of the Supplemental Employment Agreements would not have any significant impact on the decision of any person or entity relating to whether or not to acquire the Company or effect a Change in Control.

Restricted Stock Grants

     In November 1987, the Company issued 410,000 shares of Common Stock pursuant to restricted stock bonus grants to key executives, directors and consultants. In January 1994, the Company issued 15,000 shares of Common Stock pursuant to a restricted stock bonus grant to a non-employee director. Such shares vest ratably over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting.

401(k) Cash or Deferred Compensation

     The Company maintains a tax-qualified 401(k) cash or deferred compensation plan that covers all employees who have completed 30 days of service with the Company and have attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code, to make pre-tax contributions to the plan pursuant to salary reduction agreements. The Company makes a 50% matching cash contribution on up to a 6% contribution by the employee. In addition, the Company may, in its discretion, make additional contributions as permitted by the Internal Revenue Code. The contributions of the participants and the Company are held in separate accounts. Participants' contributions are always fully vested. The Company's contributions vest proportionally over a five-year period commencing on the employee's date of employment.

Stock Option Plans

     In February 1986, the Company's stockholders approved the AutoInfo 1985 Stock Option Plan (the "1985 Plan") which provides that a total of 555,000 shares of Common Stock are subject to options granted thereunder. In November 1986, the Company's stockholders approved the AutoInfo 1986 Stock Option Plan (the "1986 Plan") which provides that a total of 637,500 shares of Common Stock are subject to options granted thereunder. In October 1989, the Company's stockholders approved the AutoInfo 1989 Stock Plan (the "1989 Plan") which provides that a total of 300,000 shares of Common Stock are subject to options granted thereunder. In November 1992, the Company's stockholders approved the AutoInfo 1992 Stock Option Plan (the "1992 Plan") which provides that a total of 350,000 shares of Common Stock are subject to options granted thereunder. (The 1985 Plan, 1986 Plan, 1989 Plan and 1992 Plan are sometimes collectively referred to herein as the "Option Plans".)

     Under the Option Plans, the Company may grant options to purchase Common Stock to its officers, key employees, directors, and, in the case of the 1985 and 1992 Plans, to non-employees performing services for the Company. Payment of the option exercise price is to be made (i) in cash, (ii) by delivery of Common Stock already owned by and in the possession of the option holder, or (iii) if so provided for in the option being exercised, by delivery of the option holder's promissory note in favor of the Company. If an option granted under an Option Plan expires, terminates or is canceled without being exercised in full, the unpurchased shares subject to such option will again be available for options to be granted under such Plan. Options may be granted in the form of incentive stock options ("Incentive Options") or options which do not qualify for the favorable tax treatment of Incentive Options which are known as non-qualified options.

     The Option Plans are administered by a committee of the Board of Directors consisting of Messrs. Fagenson, Gaspar and Stengel, who are ineligible to participate in the Option Plans.

     No options may be exercised more than ten years from the date of grant, and no options may be granted after December 16, 1996, December 31, 1996, December 31, 1999 and December 31, 2002 under the 1985 Plan, 1986 Plan, 1989 Plan, and 1992 Plan, respectively.

     The option price of each Incentive Option granted under the Option Plans shall be not less than 100% of the fair market value of the Common Stock as of the date the option is granted (110% of the fair market value if the grant is to an employee holding 10% or more of the Company's outstanding Common Stock). Options other than Incentive Options may be granted at an exercise price as determined by the Board. The exercise prices of such non-qualified options must be at least 85% of the fair market value of the underlying shares of Common Stock at the date of grant. Options granted are not transferable and are subject to various other conditions and restrictions. All Incentive Options granted before December 31, 1986 must be exercised in the order in which they were granted regardless of the difference in the execise prices.

Option Grants in Fiscal Year 1995

     Shown below is information on grants of stock options pursuant to the Company's Stock Option Plans during the fiscal year ended May 31, 1995, to the Named Executives who are reflected in the Summary Compensation Table.

                         Individual Gains in Fiscal 1995

                    ----------------------------------------



Name                    Options    Percentage of Total   Exercise        Expiration Date     Potential Realized Values at
                        Granted     Options Granted to   Price Per                          Assumed Annual Rates of Stock
                                   Employees in Fiscal   Share (1)                          Price Appreciation for Option
                                           Year                                                        Term (1)

                                                                                                 5%               10%

Jason Bacher               0                0                _____            _____             _____            _____

Scott Zecher            80,000            29.63%             $4.125          4/10/05          $158.668         $448,123

William Wunderlich      40,000            14.81%             $4.125          4/10/05          $ 79,334         $224,081

--------

(1)  Based on 110% of the closing price on NASDAQ/NMS on the date.


Aggregate  Options  Exercised  in Fiscal  Year 1995 and Fiscal  Year-End  Option
Values

Shown below is information with respect to (i) options exercised by the Named Executives pursuant to the Option Plans during Fiscal 1995; and (ii) unexercised options granted in Fiscal 1995 and prior years under the Option Plans to the Named Executives and held by them at May 31, 1995.


Name                            Shares      Value Realized       Number of Unexercised            Values of Unexercised
                              Acquired on                          Options at 5/31/95            In-the-Money Options at
                               Exercise                        Exercisable/Unexercisable               5/31/95(1)
                                                                                                Exercisable/Unexercisable

Jason Bacher                       0              0                    0/75,000                           $0/$0

Scott Zecher                    216,799        330,480                 0/113,333                        $0/$4167

William Wunderlich                 0              0                  45,000/80,000                   $16,667/$8,333


--------

(1)  Based on the closing price as quoted on NASDAQ/NMS on the date.

Director Compensation

     The Company pays each non-employee director a fee of $750 for each meeting attended by such director.

Compensation Committee Interlocks and Insider Participation

     During the Company's last fiscal year, Messrs. Fagenson and Stengel served on the Compensation Committee of the Board of Directors. Mr. Gaspar also served on the Committee until his appointment as Chairman of the Board in March 1995. Other than in their capacities as directors of the Company, none of Messrs. Fagenson, Gaspar or Stengel were employed by the Company during such times.

Board Compensation Committee Report on Executive Compensation

TO THE BOARD OF DIRECTORS:

     Compensation Policies Applicable to Executive Officers

     The purpose of the Company's executive compensation program is to attract, retain and motivate qualified executives to manage the business of the Company so as to maximize profits and shareholder value. Executive compensation in the aggregate is made up principally of the executive's annual base salary, a bonus which may be awarded by the Company's Compensation Committee and awards of Company stock or stock options under the Company's Stock Option Plans. The Company's Compensation Committee annually considers and makes recommendations to the Board of Directors as to executive compensation including changes in base salary, bonuses and awards of Company stock or stock options.

     Consistent with the above-noted purpose of the executive compensation program, it is the policy of the Compensation Committee, in recommending the aggregate annual compensation of the executive officers of the Company, to consider overall performance of the Company, the performance of the division of the Company for which the executive has responsibility and the individual contribution and performance of the executive. The performance of the Company and of the division for which the executive has responsibility are significant factors in determining aggregate compensation although they are not necessarily determinative. While shareholders' total return is important and is considered by the Compensation Committee, it is subject to the vagaries of the public market place and the Company's compensation program focuses on the Company's strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price. The corporate performance measures which the Compensation Committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

     The Compensation Committee does not rely on any fixed formulae or specific numerical criteria in determining an executive's aggregate compensation. It considers both corporate and personal performance criteria, competitive compensation levels, the economic environment and changes in the cost of living as well as the recommendations of management. The Compensation Committee then exercises business judgment based on all of these criteria and the purposes of the executive compensation program.

     Compensation of the Chief Executive Officer

     Mr. Bacher's base salary of $125,000 for 1995 (which constituted a ten-month proration of his $150,000 base salary) was based principally on his rights under his four-year employment agreement with the Company dated January 1, 1995 which was terminated on March 29, 1995 in connectin with the ADP transaction. In addition, Mr. Bacher received a bonus of $182,854 which the Committee granted to him in recognition of the Company's performance in 1995 under his leadership, including his role in consummating the Company's transaction with ADP Solutions.

                                           Respectfully submitted,


                                           AutoInfo, Inc. Compensation Committee
                                           (Robert Fagenson and Jerome Stengel)

Certain Relationships and Related Transactions

     On April 28, 1995 the Company entered into a Promissory Note and Security and Pledge Agreement with Scott Zecher, its President, Chief Operating Officer and a Director, pursuant to which the Company lent to Mr. Zecher, consistent with the Company's past practice, the sum of $466,796.64, in connection with Mr. Zecher's exercise of options to acquire 216,799 shares of the Company's Common Stock (the "Shares") under the Company's 1985 and 1986 Stock Option Plans. The Note, which is non-interest bearing, is secured by the Shares and is payable on the earlier of May 31, 1996 or out of the proceeds of the underlying collateral. As a result of such exercise, the percentage of outstanding shares of common stock owned by executive officers and directors of the Company increased from approximately 8.9% to approximately 11.7%. This increase may discourage Steel and/or any other interested party from instituting a take-over attempt with regard to the Company. The purpose of the Company granting an interest free loan for the purpose of exercising in-the-money stock options is the same as the purpose of the Company for granting stock options to key employees and officers; namely, to encourage such key employees and officers to acquire an increased personal interest in the success and progress of the Company. The granting of the stock options provides the key employee or officer with the potential to benefit from the success and growth of the Company and the interest free loan enables such key employee or officer to actually realize the benefit when the stock option becomes in-the-money.

Total Return Comparison

     The following graph sets forth a five-year comparison of total returns for:
(1) the Company; (2) a Company selected Peer Group (comprised of Data Transmission Network Corp., INCOMNET, Inc., Triad Systems Corporation and Policy Management Systems Corporation); and (3) the NASDAQ -- US CRSP Total Return Index.

     The following table is represented as a graph in the printed copy:

                       AUTOINFO       PEER GROUP     NASDAQ US

         5/90            100             100            100
         5/91            119             126            114
         5/92             92             160            133
         5/93             81             109            160
         5/94             86             120            168
         5/95             78             162            201

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

     The following table, together with the accompanying footnotes, sets forth information, as of May 31, 1995, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and officers of the Company as a group.

                                                                           Shares of
                     Name of                                             Common Stock           Percentage
                Beneficial Owner                                    Beneficially Owned (1)     of Ownership
                ----------------                                    ----------------------     ------------
(i)  Directors:

     Jason Bacher ................................................         331,272(2)             4.3%(5)

     Robert Fagenson .............................................          30,750(3)               * (5)

     Andrew Gaspar ...............................................          45,000                  *

     Howard Nusbaum ..............................................         171,531                2.2%

     Jerome Stengel ..............................................          30,000                  *

     Scott Zecher ................................................         331,746                4.3%

     All executive officers and directors
       as a group (7 persons).....................................         985,299(4)            12.6%(6)


(ii) 5% Stockholders:

     Ashford Capital Management, Inc. (7)
       P.O. Box 4172
       Greenville, DE 19807 ......................................         403,200                5.2%

     Dimensional Fund Advisors, Inc. (7)
       1299 Ocean Avenue
       Santa Monica, CA 90401.....................................         391,100                5.1%

     Irving B. Harris (7)
       2 North LaSalle Street
       Suite 505
       Chicago, IL 60602..........................................         568,333(8)             7.4%

     Ryback Management Corporation (7)
       7711 Corondelet Ave.
       St. Louis, MO 63105........................................       1,142,850               14.8%

     Steel Partners II L.P. (9)
       750 Lexington Ave.
       New York, NY 10022.........................................       1,100,000               14.2%

--------

 *    Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.

(2)  Includes 25,000 shares subject to currently exercisable options.

(3) Includes (i) 1,500 shares owned by the Fagenson & Co. Profit Sharing Plan and Employee Pension Plan, of which Mr. Fagenson is a trustee, and (ii) 29,250 shares issuable upon exercise of a Common Stock purchase warrant held by Mr. Fagenson which is currently exercisable.

(4) Includes 99,250 shares subject to currently exercisable options or warrants.

(5) Assumes that all currently exercisable options or warrants owned by this individual have been exercised.

(6) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

(7)  Information with respect to this stockholder has been derived from the
     Schedule 13G filed by such stockholder with the SEC.

(8)  Includes 273,333 shares subject to currently exercisable warrants.

(9)  Information with respect to this stockholder has been derived from the
     Schedule 13D filed by such stockholder with the SEC.

SIGNATURES

     Pursuant to the requirements of hte Securities Act of 1934, the registrant has duly caused this report on Form 10K/A to be signed on its behalf by the undersigned thereunto authorized.


                                    AUTOINFO, INC.
                                    (Registrant)


                                    /s/ Scott Zecher
                                    --------------------------------------
                                    Scott Zecher,
                                     President and Chief
                                      Operating Officer

Date: September 22, 1995

                                   /s/ William I. Wunderlich
                                   ---------------------------------------
                                   William I. Wunderlich,
                                    Treasurer, Secretary and
                                     Financial Officer