Form 10-Q
period 1995-08-31
AUTOINFO INC
filed 1995-10-13
CIK 351017

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  August 31, 1995

Commission File Number:  0-14786

                                 AUTOINFO, INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               13-2867481
  ----------------------------------------------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification
   incorporation or organization)                    number)

                   1600 Route 208, Fair Lawn, New Jersey 07410
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 703-0500
  ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       n/a
  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES x       NO
                                ---        ---
         Number of shares outstanding of the registrant's common stock as of October 9, 1995: 7,757,752 shares of common stock, $.01 par value.

                                 AUTOINFO, INC.


                                      INDEX


Part I.           Financial Information:

  Item 1.         Financial Statements:                             Page
                                                                    ----

                  Condensed Balance Sheet -
                  August 31, 1995 and May 31, 1995 ...............  3

                  Condensed Statements of Operations -
                  Three months ended August 31, 1995 and
                  August 31, 1994 ................................  4

                  Condensed Statements of Changes in Financial
                  Position - Three months ended August 31, 1995
                  and August 31, 1994 ............................  5

                  Notes to Unaudited Condensed Financial
                  Statements .....................................  6


  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .....................................  8


Part II.          Other Information .............................. 11


Signatures ....................................................... 12

Exhibit 11 ....................................................... 13

                                 AUTOINFO, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                     August 31,         May 31,
             ASSETS                                     1995             1995
                                                    ------------     ------------
Current assets:
Cash                                                $    286,943     $    521,868
Short-term investments                                35,058,248       38,314,489
Accounts receivable                                      311,545          146,908
Net book value of assets of
  discontinued operations                                   --          3,195,103
Other current assets                                     107,280          120,024
                                                    ------------     ------------
     Total current assets                             35,764,017       42,298,392

Property,  equipment and furniture (at
  cost), net of accumulated depreciation
  (August 31, 1995 - $102,381; May 31,
  1995 - $98,631)                                         36,176           29,251

Investments, at cost                                        --               --

Other assets                                              38,018           29,456
                                                    ------------     ------------
                                                    $ 35,838,211     $ 42,357,099
                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                   $  2,107,780     $    160,869
Accounts payable and accrued liabilities                 677,192          943,901
Income taxes payable                                     565,271        7,131,543
                                                    ------------     ------------
     Total current liabilities                         3,350,243        8,236,313
                                                    ------------     ------------

Long-term debt                                         2,000,000        4,000,000
                                                    ------------     ------------

Stockholders' equity:
Common  stock - authorized 20,000,000 shares
  $.01 par value; issued and
  outstanding - 7,757,752 at August 31, 1995 and
  7,756,252 at May 31, 1995                               77,578           77,563
Additional paid-in capital                            17,727,877       17,725,267
Officer note receivable                                 (466,797)        (466,797)
Deferred compensation under stock bonus plan            (410,145)        (414,686)
Retained earnings                                     13,559,455       13,199,439
                                                    ------------     ------------
     Total stockholders' equity                       30,487,958       30,120,786
                                                    ------------     ------------
                                                    $ 35,838,211     $ 42,357,099
                                                    ============     ============

                   See notes to unaudited financial statements

                                 AUTOINFO, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                    August 31,
                                           ---------------------------
                                               1995            1994
                                           -----------     -----------

Revenues                                   $   199,776     $   270,820
                                           -----------     -----------

Operating Expenses:
Salaries and employee benefits                 174,889         196,658
Selling, general and administrative            471,700         270,582
Depreciation and amortization                    3,749           6,185
                                           -----------     -----------
    Total operating expenses                   650,338         473,425
                                           -----------     -----------

Loss from operations                          (450,562)       (202,605)
                                           -----------     -----------

Other (income) expenses:
Interest income                               (423,504)        (76,125)
Dividend income                                (76,839)        (28,814)
Interest expense                                77,208          79,010
                                           -----------     -----------
   Total other (income) and expenses          (423,135)        (25,929)
                                           -----------     -----------

Loss from continuing operations
 before income taxes                           (27,427)       (176,676)
Income tax benefit                            (158,508)        (76,171)
                                           -----------     -----------

Net income (loss) from continuing
 operations                                    131,081        (100,505)
                                           -----------     -----------

Income (loss) from discontinued
 operations                                    (42,712)        856,422
Provision for income taxes (benefit)           (14,522)        317,482
                                           -----------     -----------
Income (loss) from discontinued
 operations                                    (28,190)        538,940
                                           -----------     -----------

Gain on sale of discontinued operations        389,583            --
Provision for income taxes                     132,458            --
                                           -----------     -----------
Gain on sale of discontinued operations        257,125            --
                                           -----------     -----------

Net income                                 $   360,016     $   438,435
                                           ===========     ===========

Net income (loss) per share:
Continuing operations                      $       .02     $      (.01)
Discontinued operations                           --               .07
Sale of discontinued operations                    .03            --
                                           -----------     -----------
Net income per share                       $       .05     $       .06
                                           ===========     ===========

Weighted average number of common
 and common equivalent shares                7,764,045       7,372,985
                                           -----------     -----------

                   See notes to unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                          August 31,
                                                ----------------------------
                                                    1995             1994
                                                ------------     -----------

Cash Flows from Operating Activities:
Net income                                      $    360,016     $   438,435
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Depreciation expenses                               3,749           6,185
   Amortization of deferred compensation               4,541           4,541
   Gain on sale of discontinued operations          (389,583)           --

Changes in Assets and Liabilities:
Accounts receivable                                 (164,638)        (19,210)
Other current assets                                  12,744          23,951
Other assets                                          (8,562)        (27,285)
Income taxes payable                              (6,566,272)           --
Accounts payable and accrued liabilities            (266,709)         60,632
                                                ------------     -----------

Net cash provided by (used in) continuing
 operations                                       (7,014,714)        541,819
                                                ------------     -----------

Net cash provided by discontinued operations
 and non-cash charges                               (165,313)       (449,824)
                                                ------------     -----------

Cash Flows from Investing Activities:
Proceeds from the sale of discontinued
 operations                                        3,750,000            --
Capital expenditures                                 (10,675)         (5,813)
Proceeds from redemptions short term
 investments                                      72,284,747       4,604,228
Purchases of short term investments              (69,028,506)     (4,878,137)
                                                ------------     -----------
Net cash provided by (used in) investing
 activities                                        6,995,566        (279,722)
                                                ------------     -----------

Cash Flows from Financing Activities:
Reduction of borrowings                              (53,089)        (40,719)
Exercise of stock options                              2,625           3,500
                                                ------------     -----------
Net cash used for financing activities               (50,464)        (37,219)
                                                ------------     -----------

Net decrease in cash                                (234,925)       (224,946)
Cash at beginning of period                          521,868         445,484
                                                ------------     -----------

Cash at end of period                           $    286,943     $   220,538
                                                ============     ===========

                   See notes to unaudited financial statements

                                 AUTOINFO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 1995 and August 31, 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

Note 2 - Marketable Securities

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

     In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,520,041 as of May 31, 1995 and $3,570,083 as of August 31, 1995), money market instruments ($3,159,808 as of May 31, 1995 and $6,375,446 as of August 31, 1995) and municipal bonds ($31,634,640 as of May 31, 1995 and $25,112,719 as of August 31, 1995). As of August 31, 1995 and May 31,
1995 unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the three month period ended August 31, 1995, there were no gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 3 - Acquisition of Minority Interest

     In September 1994, the Company acquired the minority interest in its insurance inspection services business pursuant to a formularized valuation which resulted in no additional consideration being due. Accordingly, there is no provision for minority interest in net loss of partnership for any period subsequent to August 31, 1994.

Note 4 - Sale of Assets

     On July 20, 1995, the Company consummated the sale of certain assets net of
certain   liabilities   constituting  the  operating  assets  of  its  insurance
inspection division for $3,750,000 in cash.

     All such assets and liabilities have been classified as "Net Book Value of Assets of Discontinued Operations" in the restated Balance Sheet as of May 31, 1995.

     The accompanying Statement of Operations for the three month period ending August 31, 1995 reflects the results of operations classifying the results related to the businesses sold as well as the gain on sale as discontinued operations. The Statement of Operations for the corresponding periods of the prior year have been restated.


Note 5 - Income Tax Benefit

     The income tax benefit from continuing operations for the three month period ending August 31, 1995 of $158,508 is the result of approximately $440,000 of non-taxable interest and dividend income.


Note 6 - Subsequent Event

     On September 10, 1995, the Company prepaid $2,000,000 of long-term notes due in January 1998, 1999, and 2000. In connection with this prepayment, warrants to purchase 196,296 shares at $4.00 per share were cancelled.

                                 AUTOINFO, INC.

                     Management's Discussion and Analysis of
                               Financial Condition
                                       and
                              Results of Operations


Liquidity and Capital Resources

     The Company's working capital was $32.4 million and liquid assets amounted to $35.3 million as of August 31, 1995. The Company has sufficient liquid assets to meet its short and long term capital requirements.

     The total amount of debt outstanding as of August 31, 1995 was $4,108,000, of which $2,107,780 is due in less than one year. This debt relates to the $4 million of 7.55% subordinates notes issued by the Company in January 1994, which was reduced to $2 million in September 1995 (See Note 6) and to acquisitions. The Company has adequate resources to meet these obligations.

     Inflation and changing prices had no material impact on revenues or the results of operations for the quarter ended August 31, 1995. There are no trends or commitments which may have an impact on the Company's liquidity.

     Income taxes payable decreased by $6,566,000 due to the payment of taxes for the year ended May 31, 1995 resulting primarily from the gain on sale of assets of discontinued operations.


Results of Operations

     On April 1, 1995, the Company consummated the sale of certain assets, net of certain liabilities, constituting the operating assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses. On July 20, 1995, the Company consummated the sale of the operating assets of its insurance inspection services business. The Results of Operations of these businesses has been classified as discontinued operations. The Company's continuing operations consist of its long distance services business. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations.


Three Months Ended August 31, 1995 and 1994

Revenues

     Revenues for the three months ended August 31, 1995 were $199,776, a decrease of $71,044 over total revenues of $270,820 for the corresponding prior year period. This decline in revenue in the Company's telephone reseller division was due primarily to reduced commissions levels pursuant to reseller agreements with the Company's long distance suppliers which was offset by the elimination of customer rebates.


Operating Expenses

     Salaries and employee benefit expenses for the three months ended August 31, 1995 decreased $21,769 to $174,889 from $196,658 for the prior year period. The decrease was primarily related to reduced employee benefit costs.

     Selling and administrative expenses for the three months ended August 31, 1995 increased by $201,188 to $471,700 from $270,582 for the prior year period. This increase was directly related to litigation and settlement costs associated with a shareholder consent solicitation action.

     Depreciation and amortization expense for the three months ended August 31, 1995 decreased to $3,749 from $6,185 for the prior year period.


Other (Income) Expenses

     Interest income was $423,504, an increase of $353,379 over $70,125 for the prior year period. This was directly attributable to the investment of the proceeds from the sale of the Company's automotive salvage industry businesses in April 1995 ($30,350,000) and the sale of the insurance inspection business in July 1995 ($3,750,000).

     Dividend income increased by $48,025 to $76,839 due to payments received on Preferred Stock Dividends in arrears which are currently recorded as income when received.

     Interest expense decreased $1,802 to $77,208 from $79,010 for the prior year period.


Loss from Continuing Operations

     Loss from continuing operations for the three months ended August 31, 1995 was $27,427 compared to $176,676 in the prior year period, a decrease of $149,249. The decrease is attributable to the increase in interest and dividend income offset by the increase in administrative expenses directly related to litigation and settlement costs associated with a shareholder consent solicitation action. The tax benefit of $158,508 is the result of non-taxable interest and dividend income of $440,000.

Income (Loss) from Discontinued Operations

     Income (loss) from discontinued operations for the three months ended August 31, 1995 was a loss of $42,712 compared to income of $856,422 in the prior year, a decrease of $899,134. Discontinued operations for the prior year period included the results of operations from the Company's automotive salvage industry businesses ($797,555) and the Company's insurance inspection services business ($58,867).


Gain on Sale of Discontinued Operations

     The gain on sale of discontinued operations is the result of the sale of the operating assets of the Company's insurance inspection business in July 1995 for $3,750,000 in cash.

                                 AUTOINFO, INC.

                           Part II - OTHER INFORMATION





Item 1 - 5:    Inapplicable

Item 6(a):     The following exhibits are filed with this report.

               Exhibit 11 - Calculation of Earnings Per Share.

               Exhibit 27 - Financial Data Schedule.

Item 6(b): No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                         AUTOINFO, INC.
                                                          (Registrant)

                                                  /s/ Scott Zecher,
                                                  -----------------------------
                                                  Scott Zecher,
                                                   President and Chief
                                                    Operating Officer

Date:  October 11, 1995

                                                  /s/ William I. Wunderlich,
                                                  -----------------------------
                                                  William I. Wunderlich,
                                                   Treasurer, Secretary and
                                                    Principal Financial Officer