Form 10-Q
period 1995-11-30
AUTOINFO INC
filed 1996-01-16
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: November 30, 1995

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

                   YES    X               NO
                       ------                  ------

     Number of shares outstanding of the registrant's common stock as of January 10, 1996: 7,777,752 shares of common stock, $.01 par value.

                                 AUTOINFO, INC.

                                      INDEX

                                                                            Page

Part I.   Financial Information:

          Item 1. Financial Statements:

                  Condensed Balance Sheet -
                  November 30, 1995 and May 31, 1995 .....................    3

                  Condensed Statements of Operations -
                  Three and Six months ended
                  November 30, 1995 and November 30, 1994 ................    4

                  Condensed Statement of Changes in
                  Financial Position - Six months ended
                  November 30, 1995 and November 30, 1994 ................    5

                  Notes to Unaudited Condensed
                  Financial Statements ...................................    6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........    7

Part II. Other Information                                                   12

Signatures ...............................................................   13

Exhibit 11 ...............................................................   14

                                 AUTOINFO, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   November 30,       May 31,
                                                       1995            1995
                                                   ------------    ------------
ASSETS

Current assets:
Cash                                               $    185,913    $    521,868
Short-Term Investments                               33,413,474      38,314,489
Accounts receivables                                     54,744         146,908
Net Book Value of Assets of
  discontinued operations                                    --       3,195,103
Other current assets                                    261,345         120,024
                                                   ------------    ------------
  Total current assets                               33,915,476      42,298,392

Property, equipment and furniture (at cost),
  net of accumulated depreciation
  (November 30, 1995 - $106,131;
  May 31, 1995 - $98,631)                                39,893          29,251
Investment, at cost                                          --              --
Other assets                                                 --          29,456
                                                   ------------    ------------
                                                   $ 33,955,369    $ 42,357,099
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                  $     54,159    $    160,869
Accounts payable and accrued liabilities                507,670         943,901
Income taxes payable                                    565,271       7,131,543
                                                   ------------    ------------
 Total current liabilities                            1,127,100       8,236,313
                                                   ------------    ------------

Long-term debt                                        2,000,000       4,000,000
                                                   ------------    ------------

Stockholders' Equity:

Common stock - authorized 20,000,000 shares
  $.01 par value; issued and outstanding -
  7,777,752 at November 30, 1995
  7,756,252 at May 31, 1995                              77,778          77,563
Additional paid-in capital                           17,782,677      17,725,267
Officer note receivable                                (466,797)       (466,797)
Retained earnings                                    13,840,216      13,199,439
                                                   ------------    ------------
Total stockholders' equity                           30,828,269      30,120,786
                                                   ------------    ------------
                                                   $ 33,955,369    $ 42,357,099
                                                   ============    ============

              See notes to condensed unaudited financial statements

                                 AUTOINFO, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                           November 30,                      November 30,
                                                  ----------------------------      ----------------------------
                                                      1995             1994            1995              1994
                                                  -----------      -----------      -----------      -----------
Revenues                                          $   183,067      $   277,014      $   382,843      $   547,834
                                                  -----------      -----------      -----------      -----------
Operating Expenses:
Salaries & Employee Benefits                          201,705          181,744          376,594          378,402
Selling, General & Administrative                     177,112          186,056          648,812          456,638
Depreciation & Amortization                             3,750            6,181            7,499           12,366
                                                  -----------      -----------      -----------      -----------
 Total Operating Expenses                             382,567          373,981        1,032,905          847,406
                                                  -----------      -----------      -----------      -----------
Loss from Operations                                 (199,500)         (96,967)        (650,062)        (299,572)

Other (Income) Expenses:
 Interest Income                                     (349,698)         (76,542)        (773,202)        (152,667)
 Dividend Income                                      (52,628)         (28,815)        (134,467)         (57,629)
 Interest Expense                                      41,756           80,324          118,964          159,334
                                                  -----------      -----------      -----------      -----------
Total other (Income) and Expenses                    (365,570)         (25,033)        (788,705)         (50,962)
                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations
 before income taxes                                  166,070          (71,934)         138,643         (248,610)
Income Tax Benefit                                    (74,977)         (32,744)        (233,485)        (108,945)
                                                  -----------      -----------      -----------      -----------
Net income (loss) from continuing operations          241,047          (39,160)         372,128         (139,665)
                                                  -----------      -----------      -----------      -----------
Income (loss) from discontinued operations                 --          600,251          (42,712)       1,456,673
Provision for income taxes (Benefit)                       --          215,004          (14,522)         532,486
Net income (loss) from discontinued operations             --          385,247          (28,190)         924,187
                                                  -----------      -----------      -----------      -----------
Gain on sale of discontinued operations                60,173               --          449,756               --
Provision for income taxes                             20,459               --          152,917               --
                                                  -----------      -----------      -----------      -----------
Net gain on sale of discontinued operations            39,714               --          296,939               --
                                                  -----------      -----------      -----------      -----------
Net Income                                        $   280,761      $   346,087      $   640,777      $   784,522
                                                  ===========      ===========      ===========      ===========
Net Income (loss) Per Share:
Continuing operations                             $       .03      $        --      $       .05      ($      .02)
Discontinued operations                                    --              .05               --              .13
Sale of discontinued operations                           .01               --              .03               --
                                                  -----------      -----------      -----------      -----------
Net income per share                              $       .04      $       .05      $       .08      $       .11
                                                  ===========      ===========      ===========      ===========
Weighted average number of common
  and common equivalent shares                      7,773,861        7,346,952        7,768,953        7,359,730

              See notes to condensed unaudited financial statements

                                 AUTOINFO, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended
                                                                   November 30,
                                                         ------------------------------
                                                             1995               1994
                                                         ------------      ------------
Cash Flows from Operating Activities:
Net Income                                               $    640,777      $    784,522
Adjustments to reconcile net income to net cash
  provided by (used in) operations activities:
     Depreciation expenses                                      7,500            12,366
     Amortization of deferred compensation                      9,081             9,080
     Gain on sale of discontinued operations                 (449,756)               --

Changes in Assets and Liabilities:
Accounts receivables                                           92,164           (38,420)
Other current assets                                         (141,321)          (27,962)
Other assets                                                   29,456           (43,431)
Income taxes payable                                       (6,566,272)               --
Accounts payable and accrued liabilities                     (436,231)         (162,743)
                                                         ------------      ------------
Net cash provided by (used in) continuing operations       (6,814,602)          533,412
                                                         ------------      ------------
Net cash provided by discontinued operations
  and non-cash charges                                       (105,141)         (102,192)
                                                         ------------      ------------
Cash flows from Investing Activities:
Proceeds from the sale of discontinued operations           3,750,000                --
Capital expenditures                                          (18,142)          (13,381)
Proceeds from redemptions short term investments           87,475,054         8,429,748
Purchases of short term investments                       (82,574,039)        8,921,508
                                                         ------------      ------------
Net cash provided by (used in) investing activities         8,632,873          (505,141)
                                                         ------------      ------------
Cash flows from Financing Activities:
Reduction of burrowing                                     (2,106,710)         (276,547)
Exercise of stock options                                      57,625             3,500
Net cash used for financing Activities                     (2,049,085)         (273,047)

Net decrease in cash                                         (335,955)         (346,968)
Cash at beginning of period                                   521,868           445,484
                                                         ------------      ------------
Cash at end of period                                    $    185,913      $     98,516
                                                         ------------      ------------

              See notes to condensed unaudited financial statements

                                 AUTOINFO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 1995 and November 30, 1994 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.


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

     In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,520,041 as of May 31, 1995 and $3,582,220 as of November 30, 1995), money market instruments ($3,159,808 as of May 31, 1995 and $6,328,739 as of November 30, 1995) and municipal bonds ($31,634,640 as of May 31, 1995 and $23,502,515 as of November 30, 1995). As of November 30, 1995 and
May 31, 1995 unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the three and six month period ended November 30, 1995, there were no material gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

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

     The accompanying Statement of Operations for the three and six month periods ending November 30, 1995, reflects the results of operations, classifying the results related to the businesses sold as well as the gain on sale, as discontinued operations. The Statement of Operations for the corresponding periods of the prior year have been restated.


Note 5 - Income Tax Benefit

     The income tax benefit from continuing operations for the three and six month periods ending November 30, 1995 of $74,977 and $233,485 are the results of approximately $385,000 and $825,000 of non-taxable interest and dividend income.


Note 6 - Long Term Debt

     On September 10, 1995, the Company prepaid $2,000,000 of long-term notes due in January 1998, 1999, and 2000. In connection with this prepayment, warrants to purchase 196,296 shares at $4.00 per share were canceled.


Note 7 - Subsequent Event - Acquisition of Assets

     On December 6, 1995 the Company acquired substantially all of the assets of Falk Finance Company, Inc., a consumer finance company primarily engaged in the business of purchasing retail installment sales contracts which are secured by late model automobiles. The aggregate consideration paid for the assets acquired included a payment of $5,125,000 plus the assumption of approximately $33 million of debt, including $22 million of senior debt.

                                 AUTOINFO, INC.

                     Management's Discussion and Analysis of
                               Financial Condition
                                       And
                              Results of Operations


Liquidity and Capital Resources

     The Company's working capital was $32.8 million and liquid assets amounted to $33.6 million as of November 30, 1995. The Company has sufficient liquid assets to meet its short and long term capital requirements.

     The total amount of debt outstanding as of November 30, 1995 was $2,054,000 of which $54,000 is due in less than one year. This debt primarily relates to the 7.55% subordinated notes issued by the Company in January 1994 and to acquisitions. The Company has adequate resources to meet these obligations.

     Inflation and changing prices had no material impact on revenues or the results of operations for the three and six month periods ended November 30, 1995. There are no trends or commitments which may have an impact on the Company's liquidity.

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


Three Months Ended November 30, 1995 and 1994

Revenues

     Revenues for the three months ended November 30, 1995 were $183,067, a decrease of $93,947 over total revenue of $277,014 for the corresponding prior year period. This decline in revenue in the Company's telephone reseller division is due primarily to reduced network usage levels.

Operating Expenses

     Salaries and employee benefit expenses for the three months ended November 30, 1995, increased $19,961 to $201,705 from $181,744 for the prior year period.

     Selling and administrative expenses for the three months ended November 30, 1995 decreased $8,944 to $177,112 from $186,056 for the prior year period.

     Depreciation and amortization expense for the three months ended November 30, 1995 decreased to $3,750 from $6,181 for the prior year period.


Other (Income) Expenses

     Interest income was $349,698, an increase of $273,156 over $76,542 for the prior year period. This was directly attributable to the investment of the proceeds from the sale of the Company's automotive salvage industry businesses in April 1995 ($30,350,000) and the sale of the insurance inspection business in July 1995 ($3,750,000).

     Dividend income increased by $28,813 to $57,628 due to the payments received on Preferred Stock dividends in arrears currently recorded as income when received.

     Interest expense decreased $38,568 to $41,756 from $80,324 for the prior year period. This is a result of the pre-payment of $2,000,000 of the Company's long-term debt in September, 1995.


Income (Loss) from Continuing Operations

     Income from continuing operations for the three months ended November 30, 1995 was $166,070 compared to a loss of $71,934 in the prior year period, an increase of $238,004. This is attributable to the increase in interest and dividend income offset by reduced revenues in the Company's telephone reseller division and the increase in administrative expenses. The tax benefit of $74,977 is the result of non-taxable interest and dividend income of $385,000.


Income (Loss) from Discontinued Operations

     Discontinued operations for the prior year period includes the results of operations from the Company's automotive salvage industry businesses ($671,125) and the Company's insurance inspection services business (a loss of $70,874).


Gain on Sale of Discontinued Operations

     The gain on sale of discontinued operations is the result of the sale of the operating assets of the Company's insurance inspection business in July 1995 for $3,750,000 in cash.

Six Months Ended November 30, 1995 and 1994

Revenues

     Revenues for the six months ended November 30, 1995 were $382,843, a decrease of $164,991 over total revenues of $547,834 for the corresponding prior year period. This decline in revenue in the Company's telephone reseller division is due primarily to reduced network usage levels.


Operating Expenses

     Salaries and employee benefit expenses for the six months ended November 30, 1995 decreased by $1,808 to $376,594 from $378,402 for the prior year period.

     Selling and administrative expenses for the six months ended November 30, 1995 increased by $292,174 to $648,812 from $456,638 for the prior year period. This increase is primarily related to litigation and settlement costs associated with a shareholder consent solicitation action.

     Depreciation and amortization expense for the six months ended November 30, 1995 decreased to $7,499 from $12,366 for the prior year period.


Other (Income) Expenses

     Interest income was $773,202, an increase of $620,535 over $152,667 for the prior year period. This was directly attributable to the investment of the proceeds from the sale of the Company's automotive salvage industry businesses in April 1995 ($30,350,000) and the sale of the insurance inspection business in July 1995 ($3,750,000).

     Dividend income increased by $76,838 to $134,467 due to payments received on Preferred Stock Dividends in arrears currently recorded as income when received.

     Interest expense decreased $40,370 to $118,964 from $159,334 for the prior year period. This is a result of the pre-payment of $2,000,000 of the Company's long-term debt in September 1995.


Income (loss) from Continuing Operations

     Income from continuing operations for the six months ended November 30, 1995 was $138,643 compared to a loss of $198,610 in the prior year period, an increase of $337,253. This is attributable to the increase in interest and dividend income offset by reduced revenues in the Company's telephone reseller division and the increase in administrative expenses. The tax benefit of $233,485 is the result of non-taxable interest and dividend income of $825,000.

Income (Loss) from Discontinued Operations

     Income (loss) from discontinued operations for the six months ended November 30, 1995 was a loss of $42,712 compared to income of $1,456,673 in the prior year, an increase of $1,449,385. Discontinued operations for the prior year period includes the results of operations from the Company's automotive salvage industry businesses (income of $1,468,680) and the Company's insurance inspection services business (a loss of $12,007).


Gain on Sale of Discontinued Operations

     The gain on sale of discontinued operations is the result of the sale of the operating assets of the Company's insurance inspection business in July 1995 for $3,750,000 in cash.

                                 AUTOINFO, INC.

                           Part II - OTHER INFORMATION


Item 1 - 3:    Inapplicable

Item 4:        Submission of Matters to a Vote of Security Holders

               Pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated December 18, 1995, the 1995 Annual Meeting of Stockholders of the Company was held on January 12, 1996. At the Annual Meeting, the following individuals were elected by an affirmative vote of approximately 82% of the common shares eligible to vote in person or by Proxy as directors of the
               Company: Mr. Jason Bacher, Mr. Robert Fagenson, Mr. Andrew Gaspar, Mr. Howard Nusbaum, Mr. Jerome Stengel, and Mr. Scott Zecher.

Item 5:        Inapplicable

Item 6 (a):    The following exhibits are filed with this report.

               Exhibit 11 - Calculation of Earnings Per Share.

Item 6 (b):    No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

               A Form 8-K was filed on December 21, 1995 to report the acquisition of operating assets of FALK Finance Corp., a Consumer Finance Company engaged in the business of purchasing retail installment sales contracts which are secured by late model automobiles.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                      AUTOINFO, INC.
                                       (Registrant)

                                      /s/ Scott Zecher
                                          -----------------------------------
                                          Scott Zecher
                                          President & Chief Operating Officer

Date: January 12, 1996
                                      /s/ William I. Wunderlich
                                          -----------------------------------
                                          William I. Wunderlich
                                          Treasurer, Secretary And
                                            Principal Financial Officer