Form 10-K
period 1996-03-31
AUTOINFO INC
filed 1996-05-14
CIK 351017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
                                ----------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From June 1, 1995                       Commission
    through December 31, 1995                                   File No. 0-14786
- -------------------------------------------                     ----------------

                                 AUTOINFO, INC.
      -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                              13-2867481
               --------                                              ----------
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

     1600 Route 208, Fair Lawn, New Jersey                                07410
     -------------------------------------                           ----------
     (Address of Principal Executive Officer)                        (Zip Code)

(Registrant's telephone number including area code)              (201) 703-0500
                                                                 --------------

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

                                 YES |X|   NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 YES |_|   NO |X|

     As of May 7, 1996, the Registrant had outstanding 7,954,752 shares of Common Stock.

     The aggregate market value of the Registrant's Common Stock held by nonaffiliates as of May 7, 1996 was approximately $23,215,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV Certain exhibits listed in response to Item 14(a)(3) have been included in prior filings made by the Registrant under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                                     PART I

Item 1:   BUSINESS

General

     During 1995, AutoInfo, Inc. (the "Company") sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services. The long distance telephone communication service is marketed to over 1,400 customers through an independent commissioned sales force.

     During 1995, the Company commenced an active search for acquisition candidates and expansion opportunities in industries which management believed would provide significant shareholder value and growth potential.

     On December 6, 1995, the Company, through a wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result of this acquisition, the Company is primarily engaged in the non-prime automobile finance business which encompasses the purchase of automobile retail installment contracts from new and used automobile dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

The Non-Prime Auto Finance Industry

     The automobile finance industry was estimated to be in excess of $300 billion in 1994 (1995 data is not yet available). The market is generally divided by the types of automobiles sold (new versus used) and the credit worthiness of the borrower. Generally, banks, savings and loan associations, credit unions, large independent finance companies and captive finance companies such as Ford Motor Credit, GMAC, Chrysler Credit tend to provide financing for new automobiles purchased by prime customers.

     The non-prime segment of this overall market is believed to be approximately $60 billion and is comprised of both private and publicly traded companies providing credit availability to consumers who are higher financial risks and who have limited access to traditional financing sources. These independent finance companies tend to provide financing for used automobiles sold through new and used automobile dealerships at higher interest rates commensurate with the higher risk associated with the non-prime consumer.

     The non-prime market has been fueled by the significant increase in the sale of used automobiles. In 1994, the sale of new automobiles increased merely 1% while the sale of used vehicles increased over 5% to in excess of 31 million automobiles. This increase resulted from a number of factors including, (i) the high price of new cars, which increased in 1994 to over 51% of the median U.S. family income, (ii) the increased availability of newer late model used automobiles related, to some extent, to the trend toward leasing rather than buying of new vehicles, and (iii) availability of financing alternatives as provided by the growth in the number of independent finance companies servicing the non-prime segment of the market.

Operations and Markets

     The Company, through its acquisition of FFC in December 1995, entered the non-prime automobile finance industry. FFC had been purchasing and servicing automobile retail installment contracts since 1992. The business was formed by an operator of eleven used automobile dealerships in the Norfolk / Richmond / Newport News area of Virginia and began operating as a captive finance affiliate. In 1994 FFC began purchasing installment contracts from other independent used automobile dealers in the same marketplace.

     The management and operating staff of FFC joined AutoInfo in conjunction with the acquisition. The management group brings to the Company significant expertise in the non-prime automobile finance business with experience in consumer credit and collection, the development and implementation of proven credit underwriting criteria and management information systems vital to the support of the portfolio. Since its entrance into the non-prime automobile finance industry in December 1995, the Company has made notable strides in expanding its dealer relations, increasing contract originations and adding several industry professionals with significant expertise in marketing, operations and financial management.

     The Company's strategy is to build a super regional service center catering to Virginia and the surrounding states, providing a complete range of services including sales and marketing, credit, servicing and collection. It is management's belief that this approach, as compared to the branch network utilized by a number of other non-prime finance companies, provides a necessary presence in the local market and thereby maximizes the knowledge and needs of the local market, both from the consumers' and dealers' perspectives.

Dealer Network

     The Company purchases automobile retail installment contracts from new and used automobile dealers pursuant to dealer agreements. The agreements generally set forth the terms and conditions upon which contracts generated by the dealer will be purchased by the Company. The agreements do not obligate either the dealer to sell or the Company to buy any individual contract. The agreements contain certain warranties by the dealer, including the compliance with certain laws and regulations, and provide for the indemnification of the Company in the event of a breach by the dealer.

     In conjunction with the acquisition of FFC, the Company entered into a ten year agreement with Charlie Falk Auto Wholesale, Incorporated ("CFAW") . This agreement provides and establishes the basis for conducting business and the criteria under which the Company may purchase contracts from CFAW. The agreement provides that CFAW shall present to the Company at least 90% of all retail installment contracts generated by CFAW for resale. The Company evaluates these contracts based upon established underwriting criteria and makes a determination whether to purchase each contract. The Company is under no obligation to purchase any individual contract. As of December 31, 1995, approximately 80% of all contracts funded by the Company were purchased from CFAW.

     The Company presently has dealer agreements with 209 independent dealers in Virginia, Maryland and North Carolina.

Purchase of Installment Contracts and Underwriting Guidelines

     The Company purchases automobile retail installment contracts from both independent and franchised used car dealers at a discount on a non-recourse basis. Discounts presently range from 10% to 20% depending upon the risk factors associated with a specific contract. Dealers fax contract applications to the Company's credit / underwriting department. The application is evaluated based upon established criteria including the customer's credit history, available disposable income, job status, stability of residence and value of the collateral. Based upon this evaluation, the dealer is given either an initial approval or rejection.

     Once an application is approved and the dealer agrees to sell the contract to the Company and supplies the Company with a signed contract together with a complete package of required supporting documentation, the credit verification department conducts a thorough credit investigation. This process includes direct contact with the applicant. Once this process is completed and the application data is verified, the Company purchases the contract and the appropriate payment, net of the agreed upon discount, is made to the dealer.

Contract Servicing

     The terms of each contract provide for the monthly payment of principal and interest. If the payment is not received by the due date, the next day a collection specialist attempts to contact the customer to arrange for payment. The collection department will take a number of available actions depending upon whether initial contact was made with the customer, payment is received or other acceptable arrangements are made. These actions include contacting employers or family members. If the Company is not successful in collecting the amount due or resolving the matter to the collection specialist's satisfaction, repossession action is initiated. Customers are given an opportunity to redeem repossessed vehicles. However, after the lapse of the redemption period, the vehicles are sold at dealer auction.

Sales and Marketing

     The Company markets its dealer financing program through a staff of trained field sales representatives under the direct supervision of the Company's Vice President of Sales and Marketing. The main duties of a field representative are to solicit and enroll new dealers into the program, train the dealers regarding the specific aspect of the Company's loan acquisition program, encourage additional contract volume and provide a direct hands on customer contact on a regular basis. Presently, the Company concentrates its marketing effort in Virginia, Maryland and North Carolina.

Competition

     The non-prime automotive consumer finance market is both highly competitive and fragmented. As such, the Company encounters competition in the Virginia market from other local, regional and national consumer finance companies, many of whom have raised significant capital through initial public offerings of common stock during the past several years. Other more traditional finance sources, such as banks and captive automobile finance companies, have not generally serviced the non-prime segment of the market. The major competitive factors leading to the dealer's choice of financing source are the consistency of the application of underwriting guidelines, the competitiveness of financing terms and dealer fees, the timeliness of application approval and funding and the financial stability of the source. The Company believes that it competes favorably on these factors.

     The Company's long distance telephone communications service competes with numerous companies that provide long distance telephone communication services on the basis of price and service.

Regulation

     The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations businesses. Federal and state consumer protection laws and related regulations require significant disclosures by lenders and companies providing automobile financing. These regulations include, among other items, a) limitations on interest rates and other charges that may be imposed by or the terms of the installment contracts purchased by the Company; b) regulations concerning other products, such as insurance and the insurers the Company represents as an agent; and c) the rights of the Company to repossess and sell collateral.

     The Company believes that it is in substantial compliance with all applicable material laws and regulations affecting its business. Any adverse changes in the laws or regulations relating to the Company's business, such as the limitation of interest rates, could have a material adverse effect on the Company's results of operations.

Patents, Trademarks and Copyrights

     "AUTOINFO" is a registered trademark and service mark of the Company.

Employees

     The Company  currently  has 80 full-time  employees.  None of the Company's
employees  are  represented  by  a  labor  union.  The  Company   considers  its
relationship with its employees to be good.

Item 2:   PROPERTIES

AutoInfo Finance of Virginia, Inc., the Company's newly formed subsidiary, leases approximately 8,000 square feet of space at 863 Glenrock Road, Norfolk, Virginia. The lease runs through April 2001 and provides for an annual rental of $96,000. The Company maintains an operational facility of approximately 800 square feet at 6818 Grover St., Omaha, Nebraska. The lease for such facility runs through June 1996 at an annual rental of $10,000. AutoInfo Insurance Inspection Services, which was sold on July 20, 1995, rents approximately 5,100 square feet of space at 1600 Route 208, Fair Lawn, New Jersey. The lease runs through May 1997 at an annual rental of approximately $76,000. The Company intends to sublet this space. The Company rents approximately 2,900 square feet of space at 1600 Route 208, Fair Lawn, New Jersey where it maintains its executive offices. The lease runs through November 1997 at an annual rental of approximately $44,000, subject to certain rent escalation provisions. The Company believes that its present facilities are suitable and adequate for its reasonably foreseeable growth.

Item 3:   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

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

                                                              High       Low
                                                              ----       ---
Fiscal year ended May 31, 1994

First quarter .............................................   4          3 11/16
Second quarter ............................................   4 5/8      3 1/4
Third quarter .............................................   4 5/8      3 7/8
Fourth quarter ............................................   4 1/8      3 5/8

Fiscal year ended May 31, 1995

First quarter .............................................   4          2 3/4
Second quarter ............................................   3 1/8      2 1/2
Third quarter .............................................   3 1/2      3 3/16
Fourth quarter ............................................   3 59/64    3 1/4

Seven Months ended December 31, 1995

Three months ended August 31, 1995 ........................   3 1/2      3 1/16
Three months  ended November 30, 1995 .....................   3 1/2      3 1/8
Month ended December 31, 1995 .............................   3 1/2      3 1/8

     As of May 8, 1996, the closing bid price per share for the Company's Common Stock, as reported by NASDAQ was $3.125. As of May 8, 1996, the Company had approximately 400 stockholders of record.

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

                              Seven Months
                                 Ended
                              December 31,          Year Ended May 31,
                              ------------ -------------------------------------
                                     (In Thousands, Except Per Share Data)
                                 1995       1995      1994      1993      1992
                                 ----       ----      ----      ----      ----
Statement of Operations Data:

Revenues                       $ 2,232   $  1,598   $ 2,075   $ 1,903   $ 1,033

Income (loss) from continuing
 operations before
 income tax benefit                385     (2,410)     (208)     (338)     (412)

Benefit from income
 taxes                            (176)      (332)      (64)     (121)     (121)

Income (loss) from
 continuing operations             561     (2,078)     (143)     (217)     (291)

Income (loss) from
 discontinued operations           (28)     1,519     2,164     1,953     1,512
Gain on sale of discontinued
 operations                        297      8,885      --        --        --

Net income                         829      8,326     2,021     1,736     1,221

Net income (loss) per share:
 From continuing operations        .07       (.28)     (.02)     (.03)     (.04)
 From discontinued operations     --          .21       .29       .27       .21
 From gain on sale of
  discontinued operations          .04       1.19      --        --        --
                               -------   --------   -------   -------   -------
Net income per share               .11       1.12       .27       .24       .17
                               -------   --------   -------   -------   -------

Balance Sheet Data:

Total assets                   $65,795     42,357   $26,387   $19,975   $18,611
Total debt                      32,746      4,161     4,784       216       753
Retained earnings               14,029     13,199     4,873     2,852     1,116
Stockholders' equity            31,018     30,121    20,857    18,625    16,872

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's liquid assets amounted to $24.9 million as of December 31, 1995. The Company has sufficient liquid assets to meet its short and long term capital requirements.

     The total amount of debt outstanding as of December 31, 1995 was $32,746,000, of which $267,000 is due in less than one year. This debt is primarily comprised of a senior credit facility of approximately $21 million and subordinated notes of $9.8 million included in the liabilities assumed with the acquisition of the assets of FALK Finance Company, Inc. ("FFC") in December 1995, and $2 million of 7.55% subordinated notes issued by the Company in January 1994. The Company has adequate resources to meet these obligations.

     Inflation and changing prices had no material impact on revenues or the results of operations for the seven month period ended December 31, 1995. There are no trends or commitments which may have an impact on the Company's liquidity.

     Changes in various asset and liability categories are directly related to the acquisition of FFC in December 1995 (See Note 2 to the Consolidated Financial Statements).

     Income taxes payable decreased by $6,563,000 directly related to taxes paid on the gain on sale of assets of discontinued operations in April 1995 (See Note 3 to the Consolidated Financial Statements).

Results of Operations

     On April 1, 1995, the Company consummated the sale of certain assets, net of certain liabilities, constituting the operating assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses. On July 20, 1995, the Company consummated the sale of the operating assets of its insurance inspection services business. The Results of Operations of these businesses have been classified as discontinued operations for all periods presented.

     On December 6, 1995, the Company, through a newly formed wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result of this acquisition, the Company's primary business is to purchase automobile retail installment contracts from independent used vehicle dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

     Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations consisting of its long distance services business and its non-prime auto finance business acquired in December 1995.

SEVEN MONTHS ENDED DECEMBER 31, 1995

     On February 28 , 1996, the Company elected to change its year end to December 31. This decision is directly related to the acquisition of FFC and the entry by the Company into the non-prime automobile finance industry. It is the belief of management that the ability to compare the performance of the Company against numerous other publicly traded non-prime companies reporting the results of operations on a calendar year will provide for more meaningful dissemination of financial information and is in the best interest of the public and the Company's shareholders.

     Operations for the seven months ended December 31, 1995 include the operating results of the

Company's   non-prime  auto  finance   business  since  December  6,  1995,  the
acquisition date.

Revenues

     Revenues of $2,232,000 for the seven month period ended December 31, 1995 were derived from the non-prime auto finance business for the month of December ($772,000), the Company's long distance telephone services business ($440,000) and investment income ($1,020,000).

Costs and Expenses

     Interest expense for the seven month period ended December 31, 1995 was $416,000 and relates to the debt assumed relating to the acquisition of FFC in December 1995 of approximately $34,000,000 and to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994. In September 1995, the Company elected to prepay $2,000,000 of the subordinated notes.

     Operating expenses for the seven month period ended December 31, 1995 were $1,346,000 and consisted primarily of corporate office costs and the operating expenses of the non-prime auto finance business acquired in December 1995.

     Depreciation and amortization expense for the seven month period ended December 31, 1995 was $85,000 and consisted primarily of the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995.

Income from Continuing Operations and Income Tax Benefit

     Income from continuing operations before taxes for the seven month period ended December 31, 1995 was $385,000. The income tax benefit for the seven month period ended December 31, 1995 was $176,000. The Company recorded a tax benefit as a result of a substantial portion of its investment income being derived from instruments exempt from federal taxation.

Loss From Discontinued Operations

     Loss from discontinued operations for the seven month period ended December 31, 1995 was $28,000 and was related solely to the operations of the Company's insurance inspection services business sold in July 1995.

Gain on Sale of Discontinued Operations

     The gain on sale of discontinued operations for the period ended December 31, 1995 was $297,000 and was related solely to the sale of the Company's insurance inspection services business in July 1995.

YEARS ENDED MAY 31, 1995 AND 1994

Revenues

     For the years ended May 31, 1995 and 1994, the Company's revenues were derived from the sale of long distance telephone services ($1,030,000) and investment income ($568,000). Total revenues for the year ended May 31, 1995 were $1,599,000 a decrease of 23% or $477,000 compared with total revenues of $2,076,000 for the prior year. The Company's telephone reseller division experienced a decline in revenue of $771,000 due primarily to reduced network usage levels and volume rebates from AT&T ($200,000) received in the prior fiscal year in connection with the achievement of certain network usage levels. Investment income increased by $294,000 as a direct result of the investment of the proceeds in April 1995 from the sale of the assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses.

Costs and Expenses

     Interest expense was $316,000, an increase of $185,000 over $131,000 for the prior year. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994.

     Operating expenses for the year ended May 31, 1995 decreased by 12% to $1,864,000 from $2,118,000 for the prior year. The decrease was primarily related to the reduction in direct costs associated with providing the Company's long distance telephone services and was directly related to the decline in revenues.

     Depreciation and amortization expense for the year ended May 31, 1995 decreased by 25% to $25,000 from $34,000 for the prior year.

     Preferred stock investment write-off for the year ended May 31, 1995 was $1,804,000. As a result of the sale of the Company's businesses providing computerization and communication services to the automotive industry, the lack of synergistic business opportunity and the inability to remit management fees and preferred stock dividends as they became due, the Company has written off its preferred stock investment in ComputerLogic, Inc. (See Note 6 to the Consolidated Financial Statements.)

Loss from Continuing Operations and Income Tax Benefit

     Loss from continuing operations before taxes for the year ended May 31, 1995 was $2,410,000 compared to $207,000 in the prior year, an increase of $2,203,000. This increase is attributable to the write-off of the Company's Preferred Stock investment ($1,804,000) and the impact of the decline in revenue in the Company's Telephone Reseller Division.

     The income tax benefit for the year ended May 31, 1995 was $332,000, or 14% of the loss before income taxes compared to $64,000, or 31% in the prior year. The decrease in percentage was the result of the write-off of the Company's Preferred Stock investment with no current tax benefit. The net loss from continuing operations was $2,078,000 for the year ended May 31, 1995 an increase of $1,935,000 as compared to $143,000 in the prior year.

Income From Discontinued Operations

     Income from discontinued operations for the year ended May 31, 1995 was $1,519,000 as compared to $2,164,000 in the prior year, a decrease of $645,000. The income for fiscal year 1995 reflects the ten month period up to the date of sale. In addition, the decrease was caused by lower margins on the sale of computer systems ($200,000) and the impact of reduced revenues from the sale of automotive supplies ($60,000).

Gain on Sale of Discontinued Operations

     The gain on the sale of discontinued operations for the year ended May 31, 1995 relates solely to the sale of the operating assets of the Company's Orion Network, Compass Network, Checkmate Computer Systems and Insurance Parts Locator businesses on April 1, 1995 to ADP Claims Solutions Group, Inc. The gross proceeds of $30,350,000 in cash resulted in a gain of $8,886,000 after applicable taxes of $7,659,000.

Trends And Uncertainties

     During the year ended May 31, 1995, increased competition had an adverse impact on the sale of computer systems and the results of operations.

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III


Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information with respect to the directors and executive officers of the Company:

Name                     Age       Position
- ----                     ---       --------

Andrew Gaspar            48        Director, Chairman of the Board

Scott Zecher             37        Director, President, Chief Operating Officer

William Wunderlich       48        Chief Financial Officer, Secretary, Treasurer

Jason Bacher             57        Director

Robert Fagenson          47        Director

Howard Nusbaum           48        Director

Jerome Stengel           59        Director


     Directors of the Company are elected annually by the stockholders of the Company to serve one year terms and until their successors have been elected and qualified. All officers serve at the discretion of the Board of Directors. No director or executive officer has any family relationship with any other director or executive officer.

     ANDREW GASPAR, age 48, was named Chairman of the Board on March 29, 1995. Mr. Gaspar has, since March 1991, been President of the general partner of R.S. Lauder, Gaspar & Co. and Vice-Chairman of The Central European Development Corporation, venture capital firms conducting business in the United States and Eastern Europe. Prior thereto, Mr. Gaspar was a Managing Director of E.M. Warburg Pincus & Co., a venture banking and investment advisory firm, a position he held from 1982 through March 1991. He holds a B.S. degree from Columbia University, an M.S. degree from Northeastern University and an M.B.A. degree from Harvard Business School. He has been a director of the Company since 1978. Mr. Gaspar serves as a director of Central European Media Enterprises., Nova TV and General Banking & Trust.

     SCOTT ZECHER, age 37, joined the Company in January 1984 and was named its President and Chief Operating Officer in January 1993. Prior to becoming President, he held the position of Executive Vice President and Chief Financial Officer. He became a director of the Company in 1989. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

     WILLIAM WUNDERLICH, age 48, joined the Company in October 1992 as its Vice President-Finance and became Chief Financial Officer in January 1993. From 1990 to 1992, he served as Vice President of Goldstein Affiliates, Inc., a public insurance adjusting company. From 1981 to 1990, he served as Executive Vice President, Chief Financial Officer and a Director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and

Economics from the City University of New York at Queens College.

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

     ROBERT FAGENSON, age 47, has been an officer and director of Fagenson & Co., Inc., a registered broker-dealer, for more than five years. Mr. Fagenson is a member of the Board of Directors of the New York Stock Exchange. Since April 1983, Mr. Fagenson has also served as the Secretary and a director of Starr Securities, Inc., a registered broker-dealer, which was the underwriter of the Company's initial public offering in May 1986. Mr. Fagenson has been a director of the Company since June 1986. Mr. Fagenson is also a director of Healthy Planet Products, Inc., Microtel Franchise and Development Corp., Rentway, Inc. and Nu-Tech Biomed, Inc. Mr. Fagenson has a B.S. degree in Business Administration from Syracuse University.

     HOWARD NUSBAUM, age 48, has been a director of the Company from its inception in 1976. Mr. Nusbaum, who earned a B.A. degree from Brooklyn College, has been a consultant to the automobile recycling industry since 1976. Mr. Nusbaum is President and Chief Executive Office of SWZ Engineering, a corporation which holds patents on advanced electronic display technologies.

     JEROME STENGEL, age 59, has been a Vice President, Treasurer and Chief Financial Officer of Genovese Drug Stores, Inc., an American Stock Exchange company, for more than five years. Mr. Stengel is a Certified Public Accountant with a B.B.A. degree from the City University of New York. He has been a director of the Company since 1987.

Item 11:  EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for the seven month period ended December 31, 1995 and for each of the fiscal years ended May 31, 1995 and 1994, individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer; and (2) the other most highly paid executive officers of the Company in Fiscal 1995 whose salary and bonus exceeded $100,000 (together, the "Named Executives").


                                                   Annual              Long-Term        All
                                                Compensation         Compensation      Other
Name and Principal Position     Year        Salary          Bonus      Options     Compensation(2)
                                ----        ------          -----      -------     ---------------

Scott Zecher                    1995(1)    $  87,500      $ 50,000         -           $2,625
    President and               1995       $ 145,000      $235,000(3)    80,000        $4,230
    Chief Operating Officer     1994       $ 144,000      $ 50,000         -           $3,240


William Wunderlich              1995(1)    $  70,000      $ 15,000         -           $1,320
    Treasurer and Chief         1995       $ 103,333      $ 80,000(3)    40,000        $5,500
    Financial Officer           1994       $  91,250      $ 19,000       35,000        $3,068

- ----------
     (1)  Represents the seven month period ended December 31, 1995.

     (2) Represents amounts contributed to the Company's 401(k) deferred compensation plan.

     (3) Includes a one-time bonus relating to the ADP transaction in the amount of $150,000 to Scott Zecher and $50,000 to William Wunderlich.

Employment Agreements

     Messrs. Zecher and Wunderlich are employed by the Company pursuant to employment agreements which expire in April 1998 and April 1997, respectively. These agreements provide for minimum annual compensation of $150,000 and $120,000, respectively, and provide for annual review by the Board of Directors.

     The Company has entered into supplemental employment agreements (the "Supplemental Employment Agreements") with Messrs. Zecher and Wunderlich (the "Covered Executives"), which provide that if there is a Change in Control of the Company (as defined therein) during the Protected Period (described below), the terms of the Supplemental Employment Agreements will supersede the Covered Executives' existing employment agreements and will govern the terms of the Covered Executives' employment following the Change in Control for a three-year term, in the case of Mr. Zecher, and a two-year term, in the case of Mr. Wunderlich (the "Employment Term"). For these purposes, the Protected Period is a three-year period which commenced on April 10, 1995 and is automatically extended for one year on April 10, 1996 and each April 10 thereafter, unless the Company otherwise notifies the Covered Executive at least 90 days prior thereto. The Supplemental Employment Agreements provide that during the Employment Term the Covered Executives will remain employed in their capacities with the Company as of the Change in Control and will continue to receive an annual salary (the "Base Salary") and benefits at least equal to that which they received prior to the Change in Control and an annual bonus at least equal to the Covered Executive's average annual bonus during the three years prior to the Change in Control. The Supplemental Employment Agreements provide that if, during the Employment Term, the Covered Executive's employment is terminated by the Company other than for Cause or Disability or by the Executive either for Good Reason or during the 60-day Window Period commencing on the anniversary of the Change in Control (as each of the foregoing terms are defined in the applicable Supplemental Employment Agreement), the Covered Executive would receive a severance payment equal to the sum of his Base Salary and the higher of his annual bonus for the then most recent year or his average annual bonus during the three years preceding the Change in Control (the "Highest Annual Bonus") multiplied by two, in the case of Mr. Zecher, and one and one-half, in the case of Mr. Wunderlich. In addition, the restrictions on any stock-related incentive awards held by the Covered Executive would lapse and he would be entitled to continued coverage under the Company's life, health and disability benefits for two years following termination of his employment (three years in the case of Mr. Zecher) or until he receives similar benefits from a new employer. Mr. Zecher's Supplemental Employment Agreement also provides that if he is subject to excise taxes under Section 4999 of the Internal Revenue Code on any payments or benefits triggered by a Change in Control, he will be entitled to receive an additional amount such that after the payment of all applicable taxes he will retain an amount equal to that which he would have retained absent the excise taxes. In connection with the Supplemental Employment Agreements, the Company also approved the creation and funding of an Employee Protection Trust, which is a form of grantor trust under which the assets of the trust remain subject to the satisfaction of the general claims of the Company's creditors, to provide for the payment of all benefits payable under the Supplemental Employment Agreements.

     The Supplemental Employment Agreements were entered into on April 10, 1995, after Steel Partners II LP acquired 14.9% of the Company's Common Stock. In the opinion of the Board, it was necessary and desirable to enter into the Supplemental Employment Agreements and to implement the Employee Protection Trust so that the Covered Executives would concentrate on performing their duties and promoting the best interests of the Company and its stockholders without being concerned about the possibility of a Change in Control. In the opinion of the Board of Directors, the provisions of the Supplemental Employment Agreements and the Employee Protection Trust would not have any significant impact on the decision of any person or entity relating to whether or not to acquire the Company or effect a Change in Control although a person or entity interested in acquiring, or effecting a Change in Control, of the Company may view the provisions of the Supplemental Employment Agreement and the funding of the Employee Protection Trust as making it more difficult to consummate an acquisition, or effect a

Change in Control, of the Company. In addition, in the opinion of the Board of Directors, entering into the Supplemental Employment Agreements and implementing the Employee Protection Trust and the funding thereof would not have an adverse impact on the Company's ability to execute its business strategy in pursuing value for the benefit of all stockholders.

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

401(k) Cash or Deferred Compensation

     The Company maintains a tax-qualified 401(k) cash or deferred compensation plan that covers all employees who have completed 90 days of service with the Company and have attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code, to make pre-tax contributions to the plan pursuant to salary reduction agreements. The Company makes a 50% matching cash contribution on up to a 6% contribution by the employee. In addition, the Company may, in its discretion, make additional contributions as permitted by the Internal Revenue Code. Participants' contributions are always fully vested. The Company's contributions vest proportionally over a five year period commencing on the employee's date of employment.

Stock Option Plans

     In February 1986, the Company's stockholders approved the AutoInfo 1985 Stock Option Plan (the "1985 Plan") which provides that a total of 555,000 shares of Common Stock are subject to options granted thereunder. In November 1986, the Company's stockholders approved the AutoInfo 1986 Stock Option Plan (the "1986 Plan") which provides that a total of 637,500 shares of Common Stock are subject to options granted thereunder. In October 1989, the Company's stockholders approved the AutoInfo 1989 Stock Plan (the "1989 Plan") which provides that a total of 300,000 shares of Common Stock are subject to options granted thereunder. In November 1992, the Company's stockholders approved the AutoInfo 1992 Stock Option Plan (the "1992 Plan") which provides that a total of 350,000 shares of Common Stock are subject to options granted thereunder. (The 1985 Plan, 1986 Plan, 1989 Plan and 1992 Plan are sometimes referred to herein as the "Option Plans".)

     Under the Option Plans, the Company may grant options to purchase Common Stock to its officers, key employees, directors, and, in the case of the 1985 and 1992 Plans, to non-employees performing services for the Company. Payment of the option exercise price is to be made (i) in cash, (ii) by delivery of Common Stock already owned by and in the possession of the option holder, or (iii) if so provided for in the option being exercised, by delivery of the option holder's promissory note in favor of the Company. If an option granted under an Option Plan expires, terminates or is canceled without being exercised in full, the unpurchased shares subject to such options will again be available for options to be granted under such Plan. Options may be granted in the form of incentive stock options ("Incentive Option") or options which do not qualify for the favorable tax treatment of Incentive Options which are known as non-qualified options.

     The Option Plans are administered by a committee of the Board of Directors consisting of Messrs. Fagenson and Stengel who are ineligible to participate in the Plans.

     No options may be exercised more than ten years from the date of grant, and no options may be granted after December 16, 1996, December 31, 1996, December 31, 1999 and December 31, 2002 under the

1985 Plan, 1986 Plan, 1989 Plan, and 1992 Plan, respectively.

     The option price of each Incentive Option granted under the Option Plans shall be not less than 100% of the fair market value of the Common Stock as of the date the option is granted (110% of the fair market value if the grant is to an employee holding 10% or more of the Company's outstanding Common Stock). Options other than Incentive Options may be granted at an exercise price as determined by the Board. The exercise prices of such non-qualified options must be at least 85% of the fair market value of the underlying shares of Common Stock at the date of grant. Options granted are not transferable and are subject to various other conditions and restrictions. All Incentive Options granted before December 31, 1986 must be exercised in the order in which they were granted regardless of the differences in the exercise prices.

Option Grants in the Seven Month Period Ended December 31, 1995

     During the seven month period ended December 31, 1995, there were no options granted to the Named Executives who are reflected in the Summary Compensation Table. On September 7, 1995, the Company granted to Andrew Gaspar, its Chairman of the Board, a non-qualified option to purchase 100,000 shares of the Company's Common Stock at $3.575 per share. The options vest ratably over the three year period commencing one year following issuance.

Aggregate Options Exercised in the Seven Month Period Ended December 31, 1995

     Shown below is information with respect to unexercised options granted in prior fiscal years under the Option Plans and held by them at December 31, 1995.

                      Number of Unexercised    Value of Unexercised In-the-Money
                       Options at 12/31/95           Options at 12/31/95(1)
     Name           Exercisable/Unexercisable      Exercisable/Unexercisable
     ----           -------------------------      -------------------------

Scott Zecher              33,333/80,000                        $0/$0
William Wunderlich        73,345/51,655                   $37,500/$0

- ----------
(1) Based on the closing price as quoted by NASDAQ/NMS on the date.

Director Compensation

     The Company pays a Directors fee of $750 for each meeting attended by a non-employee director.

Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table, together with the accompanying footnotes, sets forth information, as of May 7, 1996, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and officers of the Company as a group.


                                       Shares of Common
                                             Stock                Percentage
Name of Beneficial Owner              Beneficially Owned(1)      of Ownership
- ------------------------              -------------------        ------------

(i) Directors:
Jason Bacher                               356,272(2)               4.5%(5)
Robert Fagenson                             30,750(3)                *5
Andrew Gaspar                               75,000                  1.0%
Howard Nusbaum                             171,531                  2.2%

Jerome Stengel                              30,000                   *
Scott Zecher                               365,079(4)               4.6%(5)

All executive officers                   1,115,310(6)              13.6%(7)
and directors as a group
(7 persons)

(ii) 5% Stockholders:
Ashford Capital Management, Inc. (8)
P.O. Box 4172
Greenville, Delaware 19807                 403,200                  5.1%

Dimensional Fund
Advisors, Inc.8
1299 Ocean Avenue
Santa Monica, CA 90401                     436,200                  5.5%

William Harris Investors, Inc.(8)
2 North LaSalle Street
Suite 505
Chicago, IL  60602                         399,028                  5.0%

Ryback Management Corporation(9)
7711 Corondelet Avenue
St. Louis, Missouri 63105                  900,850                 11.3%

Steel Partners II L.P.(9)
750 Lexington Avenue
New York, New York 10022                 1,133,500                 14.2%

- ----------
*  Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.

(2)  Includes 50,000 shares subject to currently exercisable options.

(3) Includes (i) 1,500 shares owned by the Fagenson & Co. Profit Sharing Plan and Employee Pension Plan, of which Mr. Fagenson is a trustee, and (ii) 29,250 shares issuable upon exercise of a Common Stock purchase warrant held by Mr. Fagenson which is currently exercisable.

(4)  Includes 60,000 shares subject to currently exercisable options.

(5) Assumes that all currently exercisable options or warrants owned by this individual have been exercised.

(6) Includes 225,928 shares subject to currently exercisable options or warrants.

(7) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.

(8)  Information  with  respect to this  stockholder  has been  derived from the
     Schedule 13G filed by such stockholder with the Securities and Exchange Commission.

(9)  Information  with  respect to this  stockholder  has been  derived from the
     Schedule 13D filed by such stockholder with the Securities and Exchange Commission.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 28, 1995 the Company entered into a Promissory Note and Security and Pledge Agreement with Scott Zecher, its President, Chief Operating Officer and a Director, pursuant to which the Company lent to Mr. Zecher, consistent with the Company's past practice, the sum of $466,797, in connection with Mr. Zecher's exercise of options to acquire 216,799 shares of the Company's Common Stock (the "Shares") under the Company's 1985 and 1986 Stock Option Plans. The Note, which is non-interest bearing, is secured by the Shares and is payable on the earlier of May 31, 1996 or out of proceeds of the underlying collateral. As a result of such exercise, the percentage of outstanding shares of common stock owned by executive officers and directors of the Company increased from approximately 8.7% to approximately 11.5%. This increase may discourage a party from instituting a take-over attempt with regard to the Company. The purpose of the Company granting an interest free loan for the purpose of exercising in-the money stock options is the same as the purpose of the Company for granting stock options to key employees and officers; namely, to encourage such key employees and officers to acquire an increased personal interest in the success and progress of the Company. The granting of the stock options provides the key employee or officer with the potential to benefit from the success and growth of the Company and the interest free loan enables such key employee or officer to actually realize the benefit when the stock option becomes in-the-money.

     On June 22, 1995, the Company entered into a Settlement Agreement with Ryback Management Corporation ("Ryback"), Eric C. Ryback and Lawrence Callahan (the "Agreement"; Ryback together with Eric C. Ryback and Lawrence Callahan, collectively, the "Ryback Parties"). As more fully described below, the Settlement provides that, for a period of five (5) years, Ryback, the holder of approximately 14.8% of the Company's outstanding shares at the time the Agreement was entered into, will vote such shares on all matters in accordance with the recommendation of the Company's Board of Directors (the "Board"), unless, as a result of the recommendation, the Board's "outside directors" (as such term is hereinafter defined) would not continue to constitute a majority, in which case, the shares would be voted in the same proportion as the vote of other stockholders. The Agreement also provided for the dismissal of the Company's litigation against the Ryback Parties and for mutual releases from the Company to the Ryback Parties and from the Ryback Parties to the Company.

     Pursuant to the Agreement, Ryback agreed that during the term of the Agreement, unless specifically requested in writing in advance by the Board, Ryback will not, and will cause its affiliates and associates (as such terms are used within Rule 126-2 (as such rule is currently in effect) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) not to, alone or in concert with others (and neither Ryback nor any affiliate or associate of Ryback will advise, assist or encourage others to), directly or indirectly: (i) by purchase or otherwise, acquire, or agree to acquire, ownership (including, but not limited to, beneficial ownership) of any shares of Common Stock of the Company (the "Common Stock"), including securities convertible into Common Stock, or direct or indirect rights or options to acquire such ownership; (ii) make any public announcement with respect to, or submit any proposal for, the acquisition of beneficial ownership of Common Stock (or securities convertible into Common Stock or direct or indirect rights or options to acquire such beneficial ownership), or for or with respect to any extraordinary transaction or merger, consolidation, sale of substantial assets or business combination involving the Company or any of its affiliates, (iii) make, or in any way participate in, any "solicitation" of "proxies" (as such terms are defined or used in Regulation 14A under the Exchange Act (the "Exchange Act")) or become a "participant" in any "election contest" (as such terms are defined or used in Rule 14a-11 under the Exchange Act) to vote, or seek to advise or influence any person or entity with respect to the voting of, any voting securities of the Company or any of its affiliates; (iv) form, join or in any way participate in a "group" (as such term is used in Section 1 3d(3) of the Exchange Act) to take any action otherwise prohibited by the terms of the Agreement; (v) initiate or propose any stockholder proposals for submission to a vote of stockholders, whether by action at a stockholder meeting or by written consent, with respect to the Company or any of its affiliates or propose any person for election to the Board of the Company or any of its affiliates or propose the removal of any member of the Board of the Company or any of its affiliates; (vi) otherwise seek to control the management or policies of the Company or any of its affiliates, including, without limitation, taking any action to seek to obtain representation on the Board of the Company or any of its affiliates;(vii) institute, prosecute or pursue against the Company (or any of its officers, directors, representatives, trustees, employees, attorneys, advisors, agents, affiliates or associates) (a) any claim with respect to any action hereafter duly approved the Board or (b) any claim on behalf of a class of the Company's security holders; (viii) disclose to any third party, or make any filing under the Exchange Act (including, without limitation, under Section 13(d) thereof) disclosing, any intention, plan or arrangement inconsistent with the foregoing;
(ix)publicly oppose any duly authorized Board action or recommendation; (x) initiate any communication with any customer or supplier of the Company or any other person which does or is contemplating doing business or entering into a transaction with the Company with a view interfering or otherwise adversely affecting the relationship between the Company and or the applicable customer, supplier or other person; (xi) enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing; or (xii) request the Company (or its directors, officers, employees or agents) to amend or waive any provision of the Agreement or otherwise seek any modification to or waiver of any of the agreements or obligations of Ryback, or any of its affiliates or associates, under the Agreement.

     The Agreement also provides that during the term of the Agreement, Ryback will not and will cause its associates and affiliates not to, transfer, assign, pledge, sell, hypothecate or otherwise dispose (a "disposition") of any capital stock of the Company owned by it, except if all of the following conditions are satisfied with respect to such disposition: (I) the applicable disposition together with all other dispositions for the account of Ryback and its associates and affiliates during the one month period immediately preceding the date of such disposition does not exceed one percent of the outstanding Common Stock, as shown on the most recent applicable report or statement published by the Company; (ii) such disposition shall be by means of a "broker's transaction" within the meaning of rule 144(g) under the Securities Act of 1933, as amended; and (iii) with respect to any such disposition, the seller shall instruct its broker that such broker shall make due inquiry and shall not make the disposition to any person (including any agent of such person) if Ryback and/or its affiliates or associates or such broker knows, or has reason to believe, that such person, together with such persons, affiliates and associates, owns, collectively (with its associates and affiliates), or, will own, collectively (with its associates and affiliates), upon consummation of the disposition, 3% or more of the outstanding Common Stock as shown on the most recent applicable report or statement published by the Company.

     The Agreement also provides that during its term, with respect to each matter submitted to the stockholders of the Company for a vote, whether at a meeting or pursuant to any consent of stockholders, including, without limitation, any matter submitted to the stockholders of the Company relating to the election or removal of directors, Ryback agrees to, and agrees to cause its affiliates and associates to, vote (whether by proxy or otherwise) all shares of Common Stock owned by Ryback and/or any of its affiliates and associates in accordance with the applicable duly authorized recommendation of the Board; provided, however, that, with respect to any recommendation relating to the election or removal of directors, if, assuming such recommendation were adopted by the stockholders of the Company, less than a majority of all directors constituting the Board would be "outside directors" (as such term is hereinafter defined), Ryback and its associates and affiliates shall vote their shares in the same proportion as the votes of all other outstanding voting securities of the Company voting on such applicable matter. As used in the Agreement, the term "outside directors" refer to directors who are not also officers or employees of the Company.

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

No. 3B    Amended and restated By-Laws of the Company. (11)

No. 4A    Specimen Stock Certificate. (4)

No. 4B Form of Warrant Agreement and form of Warrant issued to Starr Securities, Inc., Martin Vegh and Robert Fagenson, May 20, 1986. (1)

No. 4C Rights Agreement, dated as of March 30, 1995, between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent.(5)

No. 9A Settlement Agreement, dated June 22, 1995, between AutoInfo, Inc. and Ryback Management Corporation, et al.(12)

No. 10A   1985 Stock Option Plan. (1)

No. 10B   1986 Stock Option Plan. (3)

No. 10C   1989 Stock Option Plan. (7)

No. 10D   1992 Stock Option Plan. (10)

No. 10E Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of January 1, 1994, as amended by Agreement dated April 10, 1995.(12)

No. 10F Supplemental Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of April 10, 1995.(12)

No. 10G Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1995.(12)

No. 10H Supplemental Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1995.(12)

No. 10I Form of AutoInfo, Inc. Employee Protection Trust Agreement dated August 17, 1995.(12)

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

No. 10O Asset Purchase Agreement dated January 31, 1995 between ADP Claims Solutions Group, Inc. and AutoInfo, Inc.(9)

No. 10P Promissory Note and Security and Pledge Agreement dated April 28, 1995 between AutoInfo, Inc. and Scott Zecher.(12)

No. 10Q Loan and Security Agreement, Promissory Note and Guaranty dated December 19, 1995 among Finova Capital Corporation and AutoInfo Finance of Virginia, Inc.

No. 10R Asset Purchase Agreement dated December 6, 1995 between AutoInfo, Inc. and AutoInfo Finance of Virginia, Inc. on the one hand and Falk Holding Company, Inc., et al, on the other hand. (13)

No. 10S Purchase Agreement dated December 6, 1995 between AutoInfo Finance of Virginia, Inc. and Charlie Falk's Auto Wholesaler, Incorporated.*

No. 10T Employment Agreement dated December 6, 1995 between AutoInfo Finance of Virginia, Inc. and Robert E. Upton, Jr. *

No. 10U Non-Qualified Stock Option Agreement dated December 6, 1995 between AutoInfo Finance of Virginia, Inc. and Robert E. Upton, Jr. *

No. 11A   Calculation of earnings per share.*

No. 21    Subsidiaries of the Registrant. *

No. 24A   Consent of Arthur Andersen LLP,  independent public accountants.*

- ----------

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

(12) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K dated May 31, 1995 and is incorporated herein by reference.

(13) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1995 and is incorporated herein by reference.

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on May 10, 1996 on its behalf by the undersigned, thereunto duly authorized.


                                              AUTOINFO, INC.


                                              By:/s/Scott Zecher
                                                 ------------------------
                                              Scott Zecher, President and
                                              Chief Operating Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



/s/Andrew Gaspar              Director and Chairman        May 10, 1996
- ------------------------
Andrew Gaspar


/s/Scott Zecher               Director, President and      May 10, 1996
- ------------------------      Chief Operating Officer
Scott Zecher


/s/William Wunderlich         Chief Financial Officer,     May 10, 1996
- ------------------------      Secretary and Treasurer
William Wunderlich


/s/Jason Bacher               Director                     May 10, 1996
- ------------------------
Jason Bacher


/s/Robert Fagenson            Director                     May 10, 1996
- ------------------------
Robert Fagenson


/s/Howard Nusbaum            Director                      May 10, 1996
- ------------------------
Howard Nusbaum


/s/Jerome Stengel             Director                     May 10, 1996
- ------------------------
Jerome Stengel

                         AUTOINFO, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                    Page
                                                                    ----

Report of Independent Public Accountants..........................   F-2

Consolidated Balance Sheets - as of December 31, 1995 and
     May 31, 1995 ................................................   F-3

Consolidated Statements of Operations for the Seven Months Ended
     December 31, 1995 and Years Ended May 31, 1995
     and 1994.....................................................   F-4

Consolidated Statements of Stockholders' Equity for the Seven
     Months Ended December 31, 1995 and Years Ended
     May 31, 1995 and 1994........................................   F-5

Consolidated Statements of Cash Flows for the Seven Months
     Ended December 31, 1995 and Years Ended
     May 31, 1995 and 1994........................................   F-6

Notes to Consolidated Financial Statements........................   F-7




     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                                     ARTHUR
                                    ANDERSEN

                            ARTHUR ANDERSEN & CO. SC



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and May 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the seven month period ended December 31, 1995 and each of the two years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1995 and May 31, 1995 and the results of their operations and their cash flows for the seven month period ended December 31, 1995 and each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/Arthur Andersen LLP


New York, New York
May 6, 1996

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1995 AND MAY 31, 1995


                                                     December 31,    May 31,
                ASSETS                                   1995          1995
                                                     ------------  -----------

Cash                                                 $   964,842   $   521,868
Short-term investments                                23,906,459    38,314,489
Installment contracts receivable, net                 25,073,858          --
Fixed assets, net                                        256,269       692,784
Goodwill and other intangibles, net                   14,302,274     1,766,503
Other assets                                           1,291,674     1,061,455
                                                     -----------   -----------

                                                     $65,795,376   $42,357,099
                                                     ===========   ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Revolving line of credit                           $20,679,024   $      --
  Subordinated notes and other debt                   12,067,166     4,160,869
  Accounts payable                                       566,734       400,544
  Income taxes payable                                   568,278     7,131,543
  Accrued liabilities                                    895,821       543,357
                                                     -----------   -----------

      Total liabilities                               34,777,023    12,236,313
                                                     -----------   -----------


Commitments and contingencies (Note 11)

Stockholders' equity:
  Common Stock - authorized 20,000,000 shares $.01
   par value; issued and outstanding - 7,777,752 at
   December 31, 1995 and 7,756,252 at May 31, 1995        77,778        77,563
  Additional paid-in capital                          17,782,677    17,725,267
  Officer note receivable (Note 12)                     (466,797)     (466,797)
  Deferred compensation under stock bonus plan          (404,092)     (414,686)
  Retained earnings                                   14,028,787    13,199,439
                                                     -----------   -----------
      Total stockholders' equity                      31,018,353    30,120,786
                                                     -----------   -----------

                                                     $65,795,376   $42,357,099
                                                     ===========   ===========

           See Accompanying Notes To Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1995 AND
                       YEARS ENDED MAY 31, 1995 AND 1994

                                                    December 31,             May 31,
                                                       1995           1995           1994
                                                    -----------     ----------    ----------
 REVENUES
 Interest and other finance revenue                 $  771,502      $    -        $    -
 Investment income                                   1,020,382         568,267       273,915
 Long distance telephone services                      439,839       1,030,428     1,801,497
                                                    ----------      ----------    ----------

            Total revenues                           2,231,723       1,598,695     2,075,412

 COSTS AND EXPENSES
 Interest expense                                      415,904         315,908       131,087
 Operating expenses                                  1,346,218       1,863,779     2,118,251
 Depreciation and amortization                          84,889          25,158        33,646
 Preferred stock investment write-off                     -          1,804,256          -
                                                    ----------      ----------    ----------
            Total operating expenses                 1,847,011       4,009,101     2,282,984
                                                    ----------      ----------    ----------

 Income (loss) from operations                         384,712      (2,410,406)     (207,572)
 Income tax benefit                                   (175,960)       (332,280)      (64,336)
                                                    ----------      ----------    ----------
 Income (loss) from continuing operations              560,672      (2,078,126)     (143,236)

 Income (loss) from discontinued operations,
   net of income tax benefit of $ 14,522
   for the seven months ended December 31, 1995
   and income taxes of $502,535 and $971,979 for
   the years ended May 31, 1995 and 1994,
   respectively (Note 4)                               (28,163)      1,518,659     2,163,984

 Gain on sale of discontinued operations, net
   of income taxes of $152,917 and
   $7,658,641, for the seven months ended
   December 31, 1995 and the year ended
   May 31, 1995 respectively (Note 4)                  296,839       8,885,688          -
                                                    ----------      ----------    ----------

 Net income                                         $  829,348      $8,326,221    $2,020,748
                                                    ==========      ==========    ==========

 Per share data:
  Income (loss) from continuing operations                $.07          ($ .28)       ($ .02)
  Income from discontinued operations                        -             .21           .29
  Gain on sale of discontinued operations                  .04            1.19             -
                                                    ----------      ----------    ----------

 Net income per share                                    $ .11           $1.12         $ .27
                                                    ==========      ==========    ==========

 Weighted average number of common and
  common equivalent shares                           7,770,917       7,410,548     7,416,721
                                                    ----------      ----------    ----------



           See Accompanying Notes To Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1995
                     AND YEARS ENDED MAY 31, 1995 AND 1994


                                            Shares of                                                      Deferred
                                             Common                     Additional          Officer      Compensation
                                             Stock        Common         Paid-In             Note         Under Stock     Retained
                                           Outstanding    Stock          Capital          Receivable      Bonus Plan      Earnings
                                           -----------    -----          -------          ----------      ----------      --------

Balance, June 1, 1993                      7,119,336       $71,193      $16,118,428           --         $(417,118)      $ 2,852,470

Common Stock Pursuant
 to Stock Bonus Plan                          15,000           150           32,662           --           (32,812)             --
Exercise of Stock
 Option                                      118,950         1,190          193,104           --              --                --
Amortization of Deferred
 Compensation                                   --            --               --                           17,083              --
Net Income                                      --            --               --             --              --           2,020,748
                                          ----------       -------      -----------      ---------       ---------       -----------

Balance, May 31, 1994                      7,253,286        72,533       16,344,194           --          (432,847)        4,873,218

Exercise of Stock
 Options                                     502,966         5,030        1,234,365           --              --                --
Amortization of Deferred
 Compensation                                   --            --               --             --            18,161              --
Acceleration of Vesting
 Rights of Employee
 Stock Options                                  --            --            146,708           --              --                --
Loan to Officer for
 the Exercise of Stock
 Options                                    (466,797)
Net Income                                      --            --               --             --              --           8,326,221
                                          ----------       -------      -----------      ---------       ---------       -----------

Balance, May 31, 1995                      7,756,252        77,563       17,725,267       (466,797)       (414,686)       13,199,439

Exercise of Stock
 Options                                      21,500           215           57,410           --              --                --
Amortization of Deferred
 Compensation                                   --            --               --             --            10,594              --
Net Income                                      --            --               --             --              --             829,348
                                          ----------       -------      -----------      ---------       ---------       -----------

Balance, December 31, 1995                 7,777,752       $77,778      $17,782,677      $(466,797)      $(404,092)      $14,028,787
                                          ==========       =======      ===========      =========       =========       ===========

           See Accompanying Notes To Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SEVEN MONTHS ENDED DECEMBER 31, 1995 AND
                        YEARS ENDED MAY 31, 1995 AND 1994

                                                        December 31,              May 31,
                                                            1995             1995            1994
                                                        ------------     ------------    ------------
Cash Flows from Operating Activities:
  Net income                                           $     829,348    $  8,326,221     $ 2,020,748
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization expenses                   84,889         413,926         249,759
     Amortization of deferred compensation                    10,594          18,161          17,083
     Gain on sale of discontinued operations                (449,756)    (16,544,329)           --
     Preferred stock investment write-off                       --         1,637,199            --

Changes in assets and liabilities:
 Installment contracts receivable, net                      (986,632)        238,860        (253,901)
  Other assets                                              (573,645)        (44,100)       (119,061)
  Income taxes payable                                    (6,563,265)      7,059,396           5,468
  Accounts payable and accrued liabilities                   (62,539)        269,687         287,006
                                                       -------------    ------------     -----------

Net cash provided by (used for)
   continuing operations                                  (7,711,006)      1,375,021       2,207,102
                                                       -------------    ------------     -----------

Net cash (used for) discontinued operations
  and non-cash charges                                      (105,141)       (205,480)       (965,257)
                                                       -------------    ------------     -----------

Cash Flows from Investing Activities:
  Proceeds from the sale of discontinued
    operations                                             3,750,000      30,350,000            --
  Officer note receivable                                       --          (466,797)           --
  Acquisitions                                            (4,912,333)           --          (948,639)
  Capital expenditures                                      (497,661)       (341,861)       (173,635)
  Proceeds from redemptions of short-term
   investments                                           103,294,353      23,644,168            --
  Purchases of short-term investments                    (88,886,323)    (54,894,966)     (3,743,031)
                                                       -------------    ------------     -----------

  Net cash provided by (used for)
   investing activities                                   12,748,036      (1,709,456)     (4,865,305)
                                                       -------------    ------------     -----------

Cash Flows from Financing Activities:
  Issuance of notes                                             --              --         4,000,000
  Reduction of borrowings                                 (4,546,540)       (623,096)       (277,406)
  Exercise of stock options                                   57,625       1,239,395         194,294
                                                       -------------    ------------     -----------
Net cash provided by (used for)
  financing activities                                    (4,488,915)        616,299       3,916,888
                                                       -------------    ------------     -----------

Net increase in cash                                         442,974          76,384         293,428
Cash at beginning of year                                    521,868         445,484         152,056
                                                       -------------    ------------     -----------

Cash at end of year                                    $     964,842    $    521,868     $   445,484
                                                       =============    ============     ===========

 Supplemental Disclosures of Non-cash Investing and Financing Activities:

 In connection with acquisitions during the year ended May 31, 1994, the Company entered into Notes payable of $844,759.

           See Accompanying Notes To Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1995 AND MAY 31, 1995 AND 1994


Note 1 - Business and Summary of Significant Accounting Policies

Business

During the fiscal year ended May 31,1995 and on July 20, 1995, AutoInfo, Inc. (the "Company") sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services. The long distance telephone communication service is marketed to over 1,400 customers through an independent commissioned sales force.

The Company commenced an active search for acquisition candidates and expansion opportunities in industries which would provide significant shareholder value and growth potential.

On December 6, 1995, the Company, through a newly formed wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result of this acquisition, the Company's primary business is to purchase non-prime automobile retail installment contracts from independent and franchised used vehicle dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Installment Contracts Receivable

Installment contracts receivable represent retail installment sales contracts purchased from independent automobile dealers at discounts ranging from 10% to 20%.

Allowance for Credit Losses

The Company established an allowance for credit losses in the acquired portfolio as of the date of acquisition based upon an evaluation of a number of factors including prior loss experience, contractual delinquencies, the value of underlying collateral and other factors. All discounts on the purchase of installment contracts from dealers are added to the allowance. The allowance is evaluated for adequacy based upon estimated future losses inherent in the existing finance receivable portfolio. A provision for losses, if any, is charged to income in order to maintain the allowance at an adequate level.

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when the determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of the net realizable amount upon liquidation. As of December 31, 1995, there were 246 vehicles held for sale with an aggregate value of $408,467.

Revenue Recognition

The Company recognizes interest income from installment contracts receivable on the interest method. The accrual of interest income is suspended when a loan is ninety days contractually delinquent. All discounts on the purchase of installment contracts from dealers are held in reserve and are considered to cover future anticipated credit losses.

The Company recognizes revenue from long distance telephone communications services as services are rendered.

Short-Term Investments

Short-term  investments  include  common  stock  and bond  funds,  money  market
instruments  and  municipal  bonds.   Investments  are  carried  at  cost  which
approximates market value. (See Note 5).

Fixed Assets

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Goodwill and Other Intangibles

The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company currently uses methods that are consistent with SFAS No.121 to evaluate the carrying amount of Goodwill and at December 31, 1995 no impairment of Goodwill existed. The pronouncement is effective for fiscal years beginning after December 15, 1995. In management's opinion, when adopted, SFAS No.121 will not have a material effect on the Company's financial position or results of operations.

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

Use of Estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management estimates that are particularly sensitive to change relate to the determination of the adequacy of the allowance for credit losses on installment contracts. The Company believes that all such assumptions are reasonable and that all estimates are adequate, however, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted Statutory Tax Rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes have not been provided for as the net effect of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities are immaterial.

Fiscal Year

On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change will provide shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. Accordingly, the accompanying financial statements reflect the Company's financial position and results of operations as of and for the seven month period ended December 31, 1995.

Reclassifications

Certain reclassifications have been made to the financial statements for the years ended May 31, 1995 and 1994 to conform to the December 31, 1995 presentation. (See Note 2).

Note 2 - Change in Fiscal Year

On February 28, 1996, the Company changed its fiscal year-end to December 31 from May 31. Accordingly, the accompanying financial statements reflect the Company's financial position and results of operations as of and for the seven month period ended December 31, 1995.

Following are selected financial data for the seven month periods ended December 31, 1995 and 1994:
                                                        1995            1994
                                                    -----------     -----------
                                                                    (Unaudited)

Revenues                                            $ 2,231,723     $   641,227
                                                    -----------     -----------

Income (loss) from continuing operations                560,672        (186,225)
Income (loss) from discontinued operations              (28,163)      1,072,913
Gain on sale of discontinued operations                 296,839            --
                                                    -----------     -----------

Net Income                                          $   829,348     $   886,688
                                                    -----------     -----------

Per share data:
   From continuing operations                       $       .07     $      (.03)
   From discontinued operations                            --               .15
   From gain on sale                                        .04            --
                                                    -----------     -----------

Net Income                                          $       .11     $       .02
                                                    -----------     -----------


Note 3 - Business Acquisitions

On December 6, 1995, the Company, through a newly formed wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. The results of operations of this business has been consolidated with the Company since December 6, 1995.

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

The following unaudited pro-forma results of operations for the seven month period ended December 31, 1995 and for the year ended May 31, 1995 is presented as though the Company's business acquisition during the seven month period ended December 31, 1995 had occurred at the beginning of the prior fiscal year ended May 31, 1995:

                                                  (Unaudited)
                                   For the seven            For the year
                                 month period ended             ended
                                 December 31, 1995          May 31, 1995
                                 -----------------          ------------
    Revenues                        $ 5,957,662             $ 8,141,980
    Net Income                      $   601,400             $ 6,840,548
    Net income per share            $       .08             $       .92


Note 4 - Discontinued Operations

On July 20, 1995, the Company sold the assets relating to its Insurance Inspection Services business for $3,750,000 in cash. The gain on the sale was $296,839 after applicable taxes of $152,917. On April 1, 1995, the Company sold the assets relating to its Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses to ADP Claims Solutions Group, Inc., for $30,350,000 in cash. The gain of the sale was $8,885,688 after applicable taxes of $7,658,641. Prior years have been restated to present the businesses sold as discontinued operations.

Summarized results of operations and financial position data of the discontinued operations were as follows:

                                          Seven Months
                                            Ended
                                          December 31,      Years Ended May 31,
                                          ------------  -----------------------
                                              1995          1995         1994
                                              ----          ----         ----
Results of Operations:
  Revenues                                  $ 533,318   $17,490,757  $18,765,900
                                            ---------   -----------  -----------
  Income (loss) before income taxes           (42,685)    2,021,194    3,135,963
  Income taxes (benefit)                      (14,522)      502,535      971,979
                                            ---------   -----------  -----------
  Net income (loss) from discontinued
    operations                              $ (28,163)  $ 1,518,659  $ 2,163,984
                                            =========   ===========  ===========

                                              As of May 31, 1995
                                              ------------------
Balance Sheet:
  Current assets                                  $   437,067
  Net property, equipment and furniture               663,533
  Net goodwill and other intangibles                1,766,503
  Other assets                                        327,950
                                                  -----------
  Net book value of assets of discontinued
    operations                                    $ 3,195,053
                                                  ===========

Note 5 - Short-Term Investments

Effective  June 1,  1994,  the  Company,  as  required,  adopted  SFAS No.  115,
"Accounting for Certain Investments in Debt and Equity Securities". This pronouncement establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement supersedes Statement No. 12 "Accounting for Certain Marketable Securities". The effect of the adoption of this pronouncement was not material. In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,613,394 as of December 31, 1995 and $3,520,041 as of May 31, 1995), money market instruments ($4,585,558 as of December 31, 1995 and $3,159,808 as of May 31, 1995) and municipal bonds ($15,727,507 as of December 31, 1995 and $31,634,640 as of May 31, 1995). As of
December 31, 1995 unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity (on an after tax basis). During the seven month period ended December 31, 1995 and the years ended May 31, 1995 and 1994, gains or losses arising from the disposition of marketable securities were not material. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 6 - Installment Contracts Receivable

As of December 31, 1995, installment contracts receivable consists of the following:

    Gross installment contracts receivable            $ 44,070,860
    Less: Unearned finance charges and fees            (12,178,807)
    Less: Allowance for credit losses                   (6,818,195)
                                                      ------------

    Installment contracts receivable, net             $ 25,073,858
                                                      ============

Note 7 - Accrued Liabilities

The components of accrued liabilities at December 31 and May 31, 1995 were as follows:

                                   December 31,          May 31,
                                       1995               1995
                                   ------------          -------
  Payroll and related costs         $ 136,583          $  76,856
  Professional fees                    74,499            196,431
  Interest                            309,920            126,243
  Other                               374,819            143,827
                                    ---------          ---------
                                    $ 895,821          $ 543,357
                                    =========          =========

Note 8 - Investment

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

As a result of the sale of the Company's businesses providing computerization and communications services to the automotive industry and the resulting lack of synergistic business opportunities, the Company has no intention of exercising its option to increase its investment. The Company therefore wrote off its preferred stock investments totaling $1,804,256 which included unpaid management fees and unpaid preferred stock dividends of $155,460 as of May 31, 1995.

Note 9 - Debt

In conjunction with the acquisition of FFC on December 6, 1995, the Company entered into a revolving credit facility maturing on September 30, 1999, with Finova Capital Corporation which provides for borrowings of up to $42 million. Advances under the agreement amounted to $20,679,024 as of December 31, 1995 and are secured by all of the Company's installment contracts receivable. Interest is payable monthly at the prime rate (8.75% at December 31, 1995) plus 1.50%. The weighted average interest rate on borrowings under this facility for the month of December 1995 was 10.25%.

On December 6, 1995 and as part of the acquisition of FFC, the Company assumed unsecured subordinated notes in the amount of $9,800,000. These notes bear interest at the rate of 12% per annum, payable monthly. $4,900,000 Series A notes mature on May 1, 1999 and $4,900,000 Series B notes mature on December 31, 2000.

Other notes consist of the following:                  December 31,    May 31,
                                                          1995           1995
                                                       ------------    -------
Subordinated notes due January 2000 payable in equal
  annual installments in January 1998, 1999 and 2000
  with interest at 7.55% paid semi-annually            $2,000,000     $4,000,000
Note payable to former owner of acquired
  business, due in January 1996 with interest
  at 4% payable in equal monthly installments              36,166        160,869
Debt incurred in connection with the acquisition,
 of FFC payable in January 1996                           231,000           -
                                                       ----------     ----------

Total other notes                                      $2,267,166     $4,160,869
                                                       ----------     ----------

The Company paid interest of approximately $231,000 for the seven month period ended December 31, 1995 and $308,000 and $14,000 during fiscal years ended May 31, 1995 and 1994, respectively.

Note 10 - Income Taxes

For the seven months ended December 31, 1995 and for the years ended May 31, 1995 and 1994, the provision (benefit) for income taxes consists of the following:

                                Seven Months            Years Ended
                                    Ended                  May 31,
                                December 31,
                                    1995              1995           1994
                                ------------      -----------     ----------
Federal                         $ (184,882)       $ (320,331)     $ (56,253)
State                                8,922           (11,949)        (8,083)
                                ----------        ----------      ---------

Income tax benefit on loss
  from continuing operations    $ (175,960)       $ (332,280)     $ (64,336)
                                ----------        ----------      ---------

Income taxes on income from
  discontinued operations:
    Federal                     $  (14,522)       $  593,093      $ 849,861
    State                             -              (90,558)       122,118
                                ----------        -----------     ---------
                                $  (14,522)       $  502,535      $ 971,979
                                ----------        ----------      ---------
Income taxes on gain on sale
  of discontinued operations:
    Federal                     $  152,917        $7,148,753      $    -
    State                            -               509,888           -
                                ----------        ----------      ---------
                                $  152,917        $7,658,641      $    -
                                ==========        ==========      =========


The following table reconciles the Company's effective income tax rate on income
(loss) from continuing operations to the Federal Statutory Rate for the seven month period ended December 31, 1995 and for the years ended May 31, 1995 and 1994:

                                      Seven Months        Years Ended
                                          Ended             May 31,
                                      December 31,
                                          1995          1995       1994
                                          ----          ----       ----
Federal Statutory Rate                     34.0 %      (34.0)%    (34.0)%

Effect of:
  State and local taxes, net
   of federal benefit                       (.8)         (.2)      (3.9)
  Benefit from tax exempt
   income                                 (81.4)        (7.0)       --
  Preferred stock investment
   write-off                                --          23.1        --
  Credits resulting from
   amendments to and refunds
   from prior year returns                  --           --         5.7
  Other, net                                2.5          4.3        1.2
                                          -----        -----      -----
                                          (45.7)%      (13.8)%    (31.0)%
                                          =====        =====      =====

The Company paid income taxes of approximately $884,000, $1,119,000 and $1,178,000 for the seven month period ended December 31, 1995 and for the fiscal years ended May 31, 1995 and 1994, respectively.

Note 11 - Commitments and Contingencies

Leases

The Company is obligated under noncancellable operating leases for premises and equipment expiring at various dates through 1999. Future minimum lease payments are $225,825, $145,727, $95,753, $95,753 and $95,753 for each of the five year periods ended December 31, 2000 and $31,918 thereafter. Lease expense for the seven month period ended December 31, 1995 and the years ended May 31, 1995 and 1994 was approximately $ 68,000, $384,000 and $434,000, respectively.

401(k) Plan

The Company is obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the seven month period ended December 31, 1995 and the years ended May 31, 1995 and 1994 was approximately $ 3,000, $72,000 and $73,000, respectively.

Other Agreements

The Company has employment agreements with Messrs. Zecher and Wunderlich, two officers of the Company, one of whom is also a stockholder. The agreements expire in 1997 and 1998 and provide for a minimum annual compensation of approximately $400,000, $300,000 and $83,333 for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company has an employment agreements with a non-officer employee. This agreement expires in November 2000 and provides for an aggregate minimum annual compensation of $140,000 plus a bonus equal to one-eighth of one percent (1/8%) of the outstanding net performing installment contract receivable portfolio of the Company's non-prime auto finance business located in Norfolk, Virginia.

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

Note 12 - Stockholders' Equity

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

Warrants

In connection with the $4,000,000 7.55% subordinated long-term notes issued in January 1994, the Company issued six year warrants to purchase 533,333 shares of Common Stock at a per share price of $4.00. In September 1995, the Company prepaid $2,000,000 of the notes. In conjunction with the prepayment, 196,296 of these warrants were canceled. The Company has reserved 337,037 shares of Common Stock for issuance upon the exercise of the remaining warrants. No such warrants have been exercised to date.

In connection with a May 1986 public offering of Common Stock, the Company issued warrants to the underwriter for the purchase of 96,000 shares of its Common Stock at a per share price of $4.80. During fiscal 1992, 66,750 warrants to purchase shares of the Company's Common Stock expired. The remaining 29,250 warrants are exercisable through May 1998. The Company has reserved 29,250 shares of Common Stock for issuance upon the exercise of these warrants.

Stock Option Plans

The Company has four stock option plans under which officers and other key employees may acquire shares of Common Stock. Options have been granted at not less than fair market value on the date of grant and expire ten years from that date. Options are exercisable immediately after the granting date except where exercise is otherwise limited at the time of granting.

Option information for the seven month period ended December 31, 1995 and the years ended May 31, 1995 and 1994 are as follows:

                                    Number of          Option Price
                                     Shares             Per Share
                                    ---------          ------------

Outstanding at June 1, 1993          920,749         $1.625 to $4.125
Granted during the year              165,000         $3.75 to $4.00
Exercised during the year           (118,950)        $1.625 to $1.75
Forfeited during the year           (269,000)        $3.00 to $4.00
                                    --------         --------------

Outstanding at May 31, 1994          697,799         $1.625 to $4.125
Granted during the year              270,000         $2.75 to $4.125
Exercised during the year           (502,966)        $1.625 to $3.375
Forfeited during the year            (30,000)        $3.00 to $3.75
                                    --------         --------------

Outstanding at May 31, 1995          434,833         $1.75 to $4.125
Exercised during the period          (21,500)        $1.75 to $2.75
                                    --------         --------------

Outstanding at December 31, 1995     413,333         $3.00 to $4.125
                                    --------         ---------------

Options exercisable at December 31, 1995 were 145,603 and at May 31, 1995 and 1994 were 177,055 and 380,799 shares, respectively. At December 31, 1995, 413,333 shares of the Company's authorized Common Stock were reserved to cover future exercise of options, and 280,751 shares were available for future grants.

In connection with the sale of discontinued operations in April 1995, the Company accelerated the vesting provisions relating to outstanding options held by employees of the businesses sold. As of May 31, 1995, the vesting of options to purchase 175,333 shares was accelerated resulting in a charge against the gain on sale of discontinued operations of $146,708.

On April 10, 1995, an officer of the Company exercised options to acquire 216,799 shares. In connection with this exercise, the Company received a full recourse, non-interest bearing note due in May 1996, secured by a pledge of the acquired shares in the amount of $466,797.

Other Options

The Company issued a non-qualified performance stock option to a non-officer employee to purchase an aggregate of 375,000 shares of the Company's Common Stock at an average exercise price of $3.00 per share. These shares will vest over a five year period based upon the performance of the Company's non-prime auto finance business in Norfolk, Virginia.

Note 13 - Subsequent Event

On April 24, 1996, the Company entered into an employment agreement with a non-officer relating to the anticipated expansion of the Company's non-prime auto finance business in the New England states. This agreement expires in April 2000 and provides for an aggregate minimum annual compensation of $140,000 plus a bonus equal to one-tenth of one percent (1/10%) of the outstanding net performing installment contract receivable portfolio generated in the New England region, a restricted stock grant of 100,000 shares of the Company's Common Stock and non-qualified options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.125 per share. These options will vest over a four year period based upon in part the performance of the Company's non-prime auto finance business in the New England region.