Form 10-Q
period 1996-03-31
AUTOINFO INC
filed 1996-05-15
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from___________________to_______________________

Commission File Number: 0-14786

                                 AUTOINFO, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           13-2867481
- --------------------------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification number)


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

YES |X|  NO |_|

     Number of shares outstanding of the registrant's common stock as of May 13, 1996: 7,954,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX


Part I.        Financial Information:

     Item 1.   Financial Statements:                                    Page

               Condensed Balance Sheet -
               March 31, 1996 and December 31, 1995....................   3

               Condensed Statements of Operations -
               Three months ended March 31, 1996 and
               February 28, 1995.......................................   4

               Condensed Statement of Changes in Financial Position -
               Three months ended March 31, 1996 and
               February 28, 1995.......................................   5

               Notes to Unaudited Condensed Financial Statements......    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   7

Part II.       Other Information ......................................  12

Signatures     ........................................................  13

Exhibit 11     ........................................................  14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
ASSETS                                                  1996           1995
                                                    ------------   ------------
                                                    (Unaudited)
Cash                                                $     67,384   $    964,842
Short-term investments                                15,764,697     23,906,459
Installment contracts receivable, net                 31,270,122     25,073,858
Fixed assets, net                                        519,353        256,269
Goodwill and other intangibles, net                   14,091,268     14,302,274
Other assets                                           2,463,824      1,291,674
                                                    ------------   ------------
                                                    $ 64,176,648   $ 65,795,376
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Revolving line of credit                          $ 20,679,024   $ 20,679,024
  Subordinated notes and other debt                   10,218,113     12,067,166
  Accounts payable and accrued liabilities               975,214      1,462,555
  Income taxes payable                                   648,854        568,278
                                                    ------------   ------------
      Total liabilities                               32,521,205     34,777,023
                                                    ------------   ------------
Stockholders' Equity:
  Common stock - authorized 20,000,000 shares
    $.01 par value; issued and outstanding -
    7,954,752 as of March 31, 1996 and
    7,772,752 as of December 31, 1995                     78,548         77,778
  Additional paid-in capital                          18,012,907     17,782,677
  Officer note receivable                               (466,797)      (466,797)
  Deferred compensation under stock bonus plan          (399,551)      (404,092)
  Retained earnings                                   14,430,336     14,028,787
                                                    ------------   ------------
      Total stockholders' equity                      31,655,443     31,018,353
                                                    ------------   ------------
                                                    $ 64,176,648   $ 65,795,376
                                                    ============   ============




              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                        March 31,   February 28,
                                                          1996          1995
                                                      --------------------------
Revenues
  Interest and other finance revenue                  $2,330,571    $      --
  Investment income                                      284,406        105,066
  Long distance telephone services                       143,066        284,706
                                                      ----------    -----------
    Total revenues                                     2,758,043        389,772
                                                      ----------    -----------
Costs and expenses:
  Interest expense                                       821,559         78,659
  Operating expenses                                   1,214,689        358,577
  Depreciation & amortization                            236,663          1,083
                                                      ----------    -----------
    Total operating expenses                           2,272,911        438,319
                                                      ----------    -----------
Income (loss) from continuing operations                 485,132        (48,547)
Income taxes (benefit)                                    83,583        (24,132)
                                                      ----------    -----------
Net income (loss) from continuing operations             401,549        (24,415)
                                                      ----------    -----------
Income from discontinued operations, net                    --          374,865
                                                      ----------    -----------
Net income                                            $  401,549    $   350,450
                                                      ==========    ===========
Net income (loss) per share:
  Continuing operations                               $      .05    $      --
  Discontinued operations                                   --              .05
                                                      ----------    -----------
Net income per share                                  $      .05    $       .05
                                                      ==========    ===========
Weighted average number of common
  and common equivalent shares                         7,783,886      7,356,014




              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                      March 31,    February 28,
                                                        1996           1995
                                                    ------------   ------------
Cash flows from operating activities:
Net income                                          $    401,549   $    350,450
Adjustments to reconcile net income to net cash
  provided by (used in) operations activities:
    Depreciation and amortization                        236,663          1,083
    Amortization of deferred compensation                  4,541          4,541
Changes in assets and liabilities:
  Installment contracts receivable                    (6,196,264)       (78,100)
  Other assets                                        (1,172,150)      (203,194)
  Accounts payable and accrued liabilities              (406,765)        14,451
                                                    ------------   ------------
Net cash provided by (used in) continuing
  operations                                          (7,132,426)        89,231
                                                    ------------   ------------
Net cash used by discontinued operations
  and non-cash charges                                      --          390,929
                                                    ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                  (288,741)         9,691
  Proceeds from redemptions short term
    investments                                       16,192,259           --
  Purchases of short term investments                 (8,050,497)      (329,026)
                                                    ------------   ------------
Net cash provided by (used in) investing
  activities                                           7,853,021       (319,335)
                                                    ------------   ------------
Cash flows from financing activities:
  Reduction of borrowings                             (1,849,053)      (109,684)
  Issuance of common stock                               231,000           --
                                                    ------------   ------------
Net cash used for financing activities                (1,618,053)      (109,684)
                                                    ------------   ------------
Net (decrease) increase in cash                         (897,458)        51,141
Cash at beginning of period                              964,842         98,516
                                                    ------------   ------------
Cash at end of period                               $     67,384   $     98,516
                                                    ------------   ------------




              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and Summary of Significant Accounting Policies

Business

     On December 6, 1995, AutoInfo, Inc. (the "Company"), through a wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company. As a result of this acquisition, the Company's primary business is to purchase non-prime automobile retail installment contracts from new and used automobile dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

     During the fiscal year ended May 31,1995 and on July 20, 1995, the Company sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services. The long distance telephone communication service is marketed to over 1,400 customers through an independent commissioned sales force.

Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries,   all  of  which  are   wholly-owned.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

Installment Contracts Receivable

     Installment   contracts   receivable  represent  retail  installment  sales
contracts purchased from new and used automobile dealers at discounts ranging from 10% to 20%.

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

Goodwill and Other Intangibles

     The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No.121 to evaluate the carrying amount of Goodwill commencing with the period ended December 31, 1995 and no impairment of Goodwill existed as of December 31, 1995 or March 31, 1996.

Fiscal Year

     On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change will provide shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior year fiscal period, the three months ended February 28, 1995 for this Form 10-Q Report.

Note 2 - General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 and February 28, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's transition period report on Form 10-K for the seven month period ended December 31, 1995.

Note 3 - Marketable Securities

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

     In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,635,831 as of March 31, 1996 and $3,613,394 as of December 31, 1995), money market instruments ($3,344,949 as of March 31, 1996 and $4,585,558 as of December 31, 1995) and municipal bonds ($8,783,917 as of March 31, 1996 and $15,727,507 as of December 31, 1995). As of March 31, 1996
and December 31, 1995, unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the three month period ended March 31, 1996, there were no material gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 4 - Installment Contracts Receivable

     The following is a summary of Installment contracts receivable as of March 31, 1996 and December 31, 1995:

                                           March 31,     December 31,
                                             1996           1995
                                         ------------   ------------
Gross installment contracts receivable   $ 51,820,540   $ 44,070,860
Less: Unearned finance charges and fees   (14,523,874)   (12,178,807)
Less: Allowance for credit losses          (6,026,544)    (6,818,195)
                                         ------------   ------------
Installment contracts receivable, net    $ 31,270,122   $ 25,073,858
                                         ------------   ------------

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                               Financial Condition
                                       And
                              Results of Operations

Liquidity and Capital Resources

     The Company's liquid assets amounted to $15.8 million as of March 31, 1996. The Company has sufficient liquid assets to meet its short and long term capital requirements.

     The total amount of debt outstanding as of March 31, 1996 was $31.1 million, none of which is due in less that one year. This debt was comprised of a senior credit facility of $20.7 million and subordinated notes of $8.2 million included in the liabilities assumed with the acquisition of FFC in December 1995, and $2 million of subordinated notes issued by the Company in January 1994. The Company retired $1.6 million of subordinated notes during the three months ended March 31, 1996. The Company has adequate resources to meet these obligations.

     Inflation and changing prices had no material impact on revenues or the results of operations for the three month period ended March 31, 1996. There are no trends or commitments which may have an impact on the Company's liquidity.

     Installment contracts receivable increased by approximately $6.2 million in the three month period ended March 31, 1996 as a result of an increase in the number of contracts purchased from dealers due to the Company's expanded marketing program initiated during the quarter.

     Short term investments decrease by approximately $8.2 million as a direct result of funding the Company's growth in installment contract receivable and the retirement of $1.6 million in subordinated notes.

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

     On December 6, 1995, the Company, through a wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company. As a result of this acquisition, the Company's primary business is to purchase non-prime automobile retail installment contracts from new and used automobile dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

     On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change will provide shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior year fiscal period, the three months ended February 28, 1995 for this Form 10-Q Report.

     The Company's continuing operations consist of its non-prime automobile finance business and its long distance telephone services business. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations. Due to this change in both operations and fiscal`periods, the following discussion and analysis focuses on the current quarter ended March 31, 1996.

Three Months Ended March 31, 1996

Revenues

     Revenues for the three months ended March 31, 1996 were derived from the non-prime automobile finance business ($2,330,571), the long-distance telephone service business ($143,066) and investment income ($284,406).

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three month period ended March 31, 1996:

     Average loans receivable           $ 33,905,000
     Average loan payable                 29,737,000
                                        ------------
     Interest income                    $  2,259,000
     Interest expense                        784,000
                                        ------------
     Net interest income                $  1,475,000
                                        ------------
                                                (1)
     Yield on loans                             26.7%
                                        ------------
     Cost of funds                              10.5%
                                        ------------
     Net interest spread                        16.2%
                                        ------------
     Net interest margin (2)                    17.4%
                                        ------------

     (1)  Percentages are presented on an annualized basis

     (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

     Interest expense for the three month period ended March 31, 1996 was $822,000 and primarily related to the debt outstanding under the Company's senior credit facility ($20.7 million as of March 31, 1996) and subordinated notes ($10.2 million as of March 31, 1996).

     Operating expenses for the three month period ended March 31, 1996 was $1,215,000 and consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead.

     Depreciation and amortization expense for the three month period ended March 31, 1996 was $237,000 and consisted primarily of the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995.

Income from operations

     Income from operations for the three month period ended March 31, 1996 was $486,000. Income taxes were $84,000, or an effective tax rate of 6% as a result of a substantial portion of the Company's investment income being derived from instruments exempt from federal taxation.

Installment contracts receivable

The following table provides information regarding the Company's allowance for loan losses as of March 31, 1996:

     Allowance for loan losses                              $ 6,027,000
     Percentage of outstanding installment contracts               16.2%

The following table summarizes the Company's delinquent accounts that are more than 60 days delinquent as of March 31, 1996:

                                         Amount                  % (1)
                                      -----------                ----
     60 to 89 days delinquent         $ 2,220,000                 4.4%
     90 days or more delinquent         1,174,000                 2.4%
                                      -----------                ----
     Total delinquent loans           $ 3,394,000                 6.8%
                                      -----------                ----

     (1) All percentages are gross loans outstanding and are presented on an annualized basis

Management has reviewed its past due loans and repossessed collateral as of March 31, 1996 and, in management's opinion, the allowance for loan losses is adequate to absorb losses in the portfolio.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION


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


                                                  AUTOINFO, INC.
                                                   (Registrant)



                                        /s/ Scott Zecher
                                        -----------------------------------
                                        Scott Zecher
                                        President & Chief Operating Officer


Date: May 13, 1996                      /s/ William I. Wunderlich
                                        -----------------------------------
                                        William I. Wunderlich
                                        Treasurer, Secretary And
                                        Principal Financial Officer