Form 10-Q
period 1996-06-30
AUTOINFO INC
filed 1996-08-13
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  __________ to __________

Commission File Number: 0-14786

                                 AUTOINFO, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-2867481
- --------------------------------------------------------------------------------
        (State or other                               (I.R.S. Employer
    jurisdiction of incorporation                   Identification number)
          or organization)

                   1600 Route 208, Fair Lawn, New Jersey 07410
- --------------------------------------------------------------------------------
                     (Address of principal executive office)

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

     Number of shares outstanding of the registrant's common stock as of August 12, 1996: 7,954,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information:

        Item 1. Financial Statements:                                       Page

                Condensed Balance Sheet -
                June 30, 1996 and December 31, 1995.........................  3

                Condensed Statements of Operations -
                Three and six months ended June 30, 1996 and
                and May 31, 1995............................................  4

                Condensed Statement of Changes in Financial Position -
                Six months ended June 30, 1996 and May 31, 1995.............  5

                Notes to Unaudited Condensed Financial Statements...........  6

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................  9

Part II. Other Information                                                   12

Signatures     ............................................................. 13

Exhibit 11     ............................................................. 14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1996           1995
                                                    ------------   ------------
                                                      Unaudited
ASSETS

Cash                                                $  1,588,461   $    964,842
Short-term investments                                10,100,984     23,906,459
Installment contracts receivable, net                 39,084,061     25,073,858
Fixed assets, net                                      1,184,027        256,269
Goodwill and other intangibles, net                   16,114,824     14,302,274
Other assets                                           2,399,413      1,291,674
                                                    ------------   ------------

                                                    $ 70,471,770   $ 65,795,376
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Revolving line of credit                       $ 26,279,025   $ 20,679,024
     Subordinated notes and other debt                10,218,113     12,067,166
     Accounts payable and accrued liabilities            922,514      1,462,555
     Income taxes payable                                779,154        568,278
                                                    ------------   ------------
          Total liabilities                           38,198,806     34,777,023
                                                    ------------   ------------

Stockholders' Equity:
     Common stock - authorized 20,000,000 shares
          $.01 par value; issued and outstanding -
          7,954,752 as of June 30, 1996 and
          7,772,752 as of December 31, 1995               79,548         77,778
     Additional paid-in capital                       18,171,282     17,782,677
     Officer note receivable                            (466,797)      (466,797)
     Deferred compensation under stock bonus plan       (395,012)      (404,092)
     Retained earnings                                14,883,943     14,028,787
                                                    ------------   ------------
          Total stockholders' equity                  32,272,964     31,018,353
                                                    ------------   ------------

                                                    $ 70,471,770   $ 65,795,376
                                                    ============   ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Six Months Ended           Three Months Ended

                                                June 30,     May 31,       June 30,     May 31,
                                                  1996         1995          1996         1995
                                              -----------  -----------   -----------  -----------
Revenues
     Interest and other finance revenue       $ 5,188,038  $      --     $ 2,857,467  $      --
     Investment income                            515,019      357,971       230,613      252,905
     Long distance telephone services             280,149      482,594       137,083      197,888
                                              -----------  -----------   -----------  -----------

     Total revenues                             5,983,206      840,565     3,225,163      450,793
                                              -----------  -----------   -----------  -----------

Costs and expenses:
     Interest expenses                          1,670,531      156,574       848,972       77,915
     Operating expenses                         2,757,521    2,832,995     1,542,832    2,474,418
     Depreciation & amortization                  489,123       12,792       252,460       11,709
                                              -----------  -----------   -----------  -----------

     Total operating expenses                   4,917,175    3,002,361     2,644,264    2,564,042
                                              -----------  -----------   -----------  -----------

Income (loss) from continuing operations        1,066,031   (2,161,796)      580,899   (2,113,249)
Income taxes (benefit)                            210,876     (223,335)      127,293     (199,203)
                                              -----------  -----------   -----------  -----------

Net income (loss) from continuing operations      855,155   (1,938,461)      453,606   (1,914,046)

Income from discontinued operations, net             --      9,480,160          --      9,105,295
                                              -----------  -----------   -----------  -----------

Net Income                                    $   855,155  $ 7,541,699   $   453,606  $ 7,191,249
                                              ===========  ===========   ===========  ===========
Net Income (loss) per share:
     Continuing operations                    $       .11  $      (.26)  $       .06  $      (.26)
     Discontinuing operations                        --           1.28          --           1.23
                                              -----------  -----------   -----------  -----------
Net income per share                          $       .11  $      1.02   $       .06  $       .97
                                              ===========  ===========   ===========  ===========

Weighted average number of common
     and common equivalent shares               7,885,487    7,460,196     7,987,088    7,571,812

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                          June 30,       May 31,
                                                            1996           1995
                                                        ------------   ------------
Cash flows from operating activities:
Net income                                              $    855,155   $  7,541,699
Adjustments to reconcile net income to net cash
     provided by (used in) operations activities:
          Depreciation and amortization                      489,123         12,792
          Amortization of deferred compensation                9,081          9,081
          Gain on sale of discontinued operations                       (16,544,329)
          Preferred stock investment write-off                            1,648,797
Changes in assets and liabilities:
     Installment contracts receivable                    (16,010,203)          --
     Other current assets                                                   152,994
     Other assets                                         (1,107,739)        68,287
     Income taxes payable                                                 7,131,543
     Accounts payable and accrued liabilities               (329,166)       629,540
                                                        ------------   ------------
Net cash provided by (used in) continuing operations     (16,093,749)       650,404
                                                        ------------   ------------

Net cash used by discontinued operations
     and non-cash charges                                       --         (238,087)
                                                        ------------   ------------

Cash flows from investing activities:
     Proceeds from the sale of discontinued operations                   30,350,000
     Officer note receivable                                               (466,797)
     Capital expenditures                                 (1,229,431)        (2,476)
     Proceeds from redemptions short term investments     21,717,616           --
     Purchases of short term investments                  (7,912,141)   (30,759,038)
                                                        ------------   ------------
Net cash provided (used in) investing activities          12,576,044       (878,311)

Cash flows from financing activities:
     Increase in (reduction of) borrowings                 3,750,948       (346,549)
     Issuance of common stock                                390,375           --
     Exercise of stock options                                  --        1,235,895
                                                        ------------   ------------
Net cash used for financing activities                     4,141,323        889,346
                                                        ------------   ------------

Net (decrease) increase in cash                              623,618        423,352
Cash at beginning of period                                  964,842         98,516
                                                        ------------   ------------

Cash at end of period                                   $  1,588,460   $    521,868
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

     During the fiscal year ended May 31,1995 and on July 20, 1995, the Company sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services. The long distance telephone communication service is marketed to over 1,400 customers through an independent commissioned sales force

Principles of Consolidation

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

Goodwill and Other Intangibles

     The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No.121 to evaluate the carrying amount of goodwill commencing with the period ended December 31, 1995 and no impairment of goodwill existed as of December 31, 1995 or June 30, 1996.

Fiscal Year

     On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior year fiscal period, the three and six month periods ended May 31, 1995 for this Form 10-Q Report.

Note 2 - General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 and May 31, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's transition period report on Form 10-K for the seven month period ended December 31, 1995.

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

     In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,675,944 as of June 30, 1996 and $3,613,394 as of December 31, 1995), money market instruments ($2,131,236 as of June 30, 1996 and $4,585,558 as of December 31, 1995) and municipal bonds ($4,356,488 as of June 30, 1996 and $15,727,507 as of December 31, 1995). As of June 30, 1996 and
December 31, 1995, unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the six month period ended June 30, 1996, there were no material gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 4 - Installment Contracts Receivable

     The following is a summary of Installment contracts receivable as of June 30, 1996 and December 31, 1995:

                                                    June 30,       December 31,
                                                      1996             1995
                                                  ------------     ------------
Gross installment contracts receivable            $ 64,140,379     $ 44,070,860
Less: Unearned finance charges and fees            (17,582,558)     (12,178,807)
Less: Allowance for credit losses                   (7,473,760)      (6,818,195)
                                                  ------------     ------------

Installment contracts receivable, net             $ 39,084,061     $ 25,073,858
                                                  ------------     ------------

Note 5 - Adjustment of the Fair Market Value of Assets Acquired

     In connection with the acquisition of FALK Finance Company in December 1995, the Company allocated a portion of the purchase price to the Allowance for Credit Losses based upon certain estimates. Based upon the completion of the evaluation of the Allowance for Credit Losses, the preliminary allocation of the purchase price has been adjusted to reflect an additional $2,000,000 which has been added to the allowance and the excess cost over the fair market value of net assets acquired (goodwill).

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                               Financial Condition
                                       And
                              Results of Operations

Liquidity and Capital Resources

     The Company's liquid assets amounted to $10.1 million as of June 30, 1996. The Company has sufficient liquid assets to meet its short and long term capital requirements.

     The total amount of debt outstanding as of June 30, 1996 was $38.2 million, none of which is due in less than one year. This debt was comprised of subordinated notes of $10.2 million included in the liabilities assumed with the acquisition of FFC in December 1995, and $2 million of subordinated notes issued by the Company in January 1994. The Company retired $1.6 million of subordinated notes during the three months ended March 31, 1996. The Company has adequate resources to meet these obligations.

     Inflation and changing prices had no material impact on revenues or the results of operations for the six month period ended June 30, 1996. There are no trends or commitments which may have an impact on the Company's liquidity.

     Installment contracts receivable increased by approximately $16.1 million in the six month period ended June 30, 1996 as a result of an increase in the number of contracts purchased from dealers due to the Company's expanded marketing program.

     Short term investments decreased by approximately $13.8 million as a direct result of funding the Company's growth in installment contract receivable and the retirement of $1.6 million in subordinated notes.

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

     On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior year fiscal period, the three months ended May 31, 1995 for this Form 10-Q Report.

     The Company's continuing operations consist of its non-prime automobile finance business and its long distance telephone services business. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations. Due to this change in both operations and fiscal periods, the following discussion and analysis focuses on the current quarter ended June 30, 1996.

Three and Six Months Ended June 30, 1996

Revenues

     Revenues for the three and six month periods ended June 30, 1996 were derived from the non-prime automobile finance business ($2,857,000 and $5,188,000, respectively), the long-distance telephone service business ($137,000 and $280,000, respectively) and investment income ($231,000 and $515,000, respectively).

Net Interest Income on Automobile Installment Contracts Receivable

     The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and six month periods ended June 30, 1996:


                                     Six months ended     Three months ended
                                         June 30,              June 30,
                                           1996                  1996
                                       ------------          ------------

         Average loans receivable      $ 38,071,000          $ 42,089,000
         Average loan payable            30,687,000            31,185,000
                                       ------------          ------------

         Interest income               $  4,980,000          $  2,721,000
         Interest expense                 1,595,000               811,000
                                       ------------          ------------

         Net interest expense          $  3,385,000          $  1,910,000
                                       ------------          ------------

                                            (1)                   (1)
         Yield on loans                        26.2%                 25.9%
         Cost of funds                         10.4%                 10.4%
                                       ------------          ------------

         Net interest spread                   15.8%                 15.5%
                                       ------------          ------------

         Net interest margin (2)               17.8%                 18.2%
                                       ------------          ------------


          (1)  Percentages are presented on an annualized basis
          (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

     Interest expense for the three and six month periods ended June 30, 1996 ($848,000 and $1,671,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility ($26.3 million as of June 30, 1996) and subordinated notes ($10.2 million as of June 30, 1996).

     Operating expenses for the three and six month periods ended June 30, 1996 ($1,543,000 and $2,758,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead.

     Depreciation and amortization expense for the three and six month periods ended June 30, 1996 ($252,000 and $489,000, respectively) consisted primarily of the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995.

Income from Operations

     Income from continuing operations for the three and six month periods ended June 30, 1996 was $581,000 and $1,066,000, respectively. Income taxes were $127,000 and $211,000, respectively, or an effective tax rate of 22% and 20%, respectively, as a result of a portion of the Company's investment income being derived from instruments exempt from federal taxation.

Installment contracts receivable

The following table provides information regarding the Company's allowance for credit losses as of June 30, 1996:

     Allowance for credit losses                             $ 7,474,000
     Percentage of outstanding installment contracts          16.1%

The following table summarizes the Company's delinquent accounts that are more than 60 days delinquent as of June 30, 1996:

                                     Amount       %(1)
                                  --------------------
     60 to 89 days delinquent      $2,176,000     3.5%
     90 days or more delinquent     1,151,000     2.0%
                                  --------------------

     Total delinquent loans        $3,327,000     5.5%
                                  --------------------

     (1) All percentages are gross loans outstanding and are presented on an annualized basis

Management has reviewed its past due loans and repossessed collateral as of June 30, 1996 and, in management's opinion, the allowance for credit losses is adequate to absorb losses in the portfolio.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION


Item 1 - 3:    Inapplicable

Item 4:        Submission of Matters to a Vote of Security Holders        None

Item 5:        Inapplicable

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

                                     AUTOINFO, INC.
                                        (Registrant)



                                     /s/  Scott Zecher
                                     -----------------------------------
                                     Scott Zecher
                                     President & Chief Operating Officer


Date: August 12, 1996                /s/  William I. Wunderlich
                                     -----------------------------------
                                     William I. Wunderlich
                                     Treasurer, Secretary And
                                     Principal Financial Officer