Form 10-Q
period 1996-09-30
AUTOINFO INC
filed 1996-11-14
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1996

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification number)

                   1600 Route 208, Fair Lawn, New Jersey 07410
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (201) 703-0500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO _______

      Number of shares outstanding of the registrant's common stock as of November, 11, 1996: 7,954,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1. Financial Statements:                                    Page

                  Condensed Balance Sheet -
                  September 30, 1996 and December 31, 1995..................  3

                  Condensed Statements of Operations -
                  Three and nine months ended September 30, 1996 and
                  August 31, 1995...........................................  4

                  Condensed Statement of Changes in Financial Position -
                  Nine months ended September 30, 1996 and August 31, 1995..  5

                  Notes to Unaudited Condensed Financial Statements.........  6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  9


Part II. Other Information .................................................  12

Signatures        ..........................................................  13

Exhibit 11        ..........................................................  14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                     1996             1995
                                                  ------------     ------------
                                                   Unaudited
ASSETS

Cash                                              $     89,513     $    964,842
Short-term investments                               7,890,053       23,906,459
Installment contracts receivable, net               43,874,531       25,073,858
Fixed assets, net                                    1,599,293          256,269
Goodwill and other intangibles, net                 19,379,410       14,302,274
Other assets                                         2,418,787        1,291,674
                                                  ------------     ------------

                                                  $ 75,251,587     $ 65,795,376
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
 Revolving line of credit                         $ 30,404,025     $ 20,679,024
 Subordinated notes and other debt                  10,618,113       12,067,166
 Accounts payable and accrued liabilities              813,217        1,462,555
 Income taxes payable                                  902,873          568,278
                                                  ------------     ------------
      Total liabilities                             42,738,228       34,777,023
                                                  ------------     ------------
Stockholder's Equity
  Common stock - authorized 20,000,000
   shares $.01 par value; issued and
   outstanding - 7,954,752 as of
   September 30, 1996 and
   7,772,752 as of December 31, 1995                    79,548           77,778
  Additional paid-in capital                        18,171,282       17,782,677
  Officer note receivable                             (466,797)        (466,797)
  Deferred compensation under stock
   bonus plan                                         (390,472)        (404,092)
  Retained earnings                                 15,119,798       14,028,787
                                                  ------------     ------------
      Total stockholder's equity                    32,513,359       31,018,353
                                                  ------------     ------------

                                                  $ 75,251,587     $ 65,795,376
                                                  ============     ============

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Nine Months Ended            Three Months Ended
                                           September 30    August 31,    September 30,  August 31,
                                               1996           1995           1996          1995
                                           -----------    -----------    -----------   -----------
Revenues:
   Interest and other finance revenue      $ 8,374,400    $       --     $ 3,186,362   $       --
                                           -----------    -----------    -----------   -----------
   Investment income                           801,917        858,314        286,898       500,343
   Long distance telephone services            399,725        682,370        119,576       199,776
                                           -----------    -----------    -----------   -----------

       Total revenues                        9,576,042      1,540,684      3,592,836       700,119
                                           -----------    -----------    -----------   -----------
Costs and expenses:
   Interest expense                          2,678,941        233,782      1,008,410        77,208
   Operating expenses                        4,679,836      3,479,584      1,922,315       646,589
   Depreciation & amortization                 814,727         16,541        325,604         3,749
                                           -----------    -----------    -----------   -----------
   Total operating expenses                  8,173,504      3,729,907      3,256,329       727,546
                                           -----------    -----------    -----------   -----------

Income(loss) from continuing operations      1,402,538     (2,189,223)       336,507       (27,427)

Provision for income taxes (benefit)           311,528       (381,843)       100,652      (158,508)
                                           -----------    -----------    -----------   -----------
Net income (loss) from continuing
    operations                               1,091,010     (1,807,380)       235,855       131,081

Income from discontinued operations, net          --        9,451,970           --         (28,190)

Gain on sale of discontinued operations           --          257,125           --         257,125

                                           -----------    -----------    -----------   -----------
Net income                                 $ 1,091,010    $ 7,901,715    $   235,855   $   360,016
                                           ===========    ===========    ===========   ===========
Net income (loss) per share:
Continuing operations                      $      .14    $      (.24)    $      .03    $      .02
Discontinued operations                           --             1.25           --            --
Gain on sale                                      --              .03           --             .03
                                           -----------    -----------    -----------   -----------
Net income per share                       $       .14    $      1.04    $       .03   $       .05
                                           ===========    ===========    ===========   ===========
Weighted average number of common
and
   common equivalent shares                  7,918,329      7,561,477      8,000,615     7,764,045
                                           -----------    -----------    -----------   -----------

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                September 30,      August 31,
                                                    1996             1995
                                                ------------    ------------
Cash flows from operating activities:
Net income                                      $  1,091,010    $  7,901,715
Adjustments to reconcile net income to
  net cash provided by (used in) operations
     activities:
     Depreciation and amortization                   814,727          16,541
     Amortization of deferred compensation            13,621          13,622
     Gain on sale of discontinued operations            --       (16,933,912)
     Preferred stock investment write-off               --         1,648,797
Changes in assets and liabilities:
     Installment contracts receivable            (23,600,673)           --
     Other current assets                                              1,100
     Other assets                                 (1,627,113)         59,725
     Income taxes payable                               --           565,271
     Accounts payable and accrued liabilities       (314,744)        362,831
                                                ------------    ------------
Net cash provided by (used in)
  continuing operations                          (23,623,172)      6,364,310
                                                ------------    ------------
Net cash used by discontinued operations
  and non-cash charges                                  --          (403,400)
                                                ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of discontinued
       operations                                       --        34,100,000
     Officer note receivable                            --          (466,797)
     Capital expenditures                         (1,934,886)        (13,151)
     Proceeds from redemptions short term
       investments                                22,758,488            --
     Purchases of short term investments          (6,742,082)    (30,759,038)
                                                ------------    ------------
Net cash provided (used in)
  investing activities                            14,081,520      (6,117,255)

Cash flows from financing activities:
     Increase in (reduction of) borrowings         8,275,948        (399,638)
     Issuance of common stock                        390,375            --
     Exercise of stock options                          --         1,238,520
                                                ------------    ------------
Net cash used for financing activities             8,666,323         838,882
                                                ------------    ------------

Net increase (decrease) in cash                     (875,329)        188,427
Cash at beginning of period                          964,842          98,516
                                                ------------    ------------

Cash at end of period                           $     89,513    $    286,943
                                                ============    ============

                         AUTOINFO, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. - Business and Summary of Significant Accounting Policies

Business

On December 6, 1996, AutoInfo, Inc. (the "Company"), through a wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company. During the quarter ended September 30, 1996, the Company opened its Northeast Regional service center in Norwalk, Connecticut. As a result of this acquisition and expansion, the Company's primary business is to purchase non-prime automobile retail installment contracts from new and used automobile dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit. The Company also provides long distance telephone communication services which are marketed through an independent commissioned sales force.

Prior Disposition of Businesses

During the fiscal year ended May 31, 1995 and on July 20, 1995, the Company sold substantially all of its then existing operating assets for $34,100,000 in cash in two separate transactions.

Principles of Consolidation

The consolidated financial include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Installment Contracts Receivable

Installment contracts receivable represent retail installment sales contracts purchased from new and used automobile dealers at discounts ranging from 5% to 20%.

Allowance for Credit Losses

The Company established an allowance for credit losses based upon an evaluation of a number of factors including prior loss experience, contractual delinquencies, the value of underlying collateral and other factors. All discounts on the purchase of installment contracts from dealers are added to the allowance. The allowance is evaluated for adequacy based upon estimated future losses inherent in the existing finance receivable portfolio. A provision for losses, if any, is charged to income in order to maintain the allowance at an adequate level.

Revenue Recognition

The Company recognizes interest income from installment contracts receivable on the interest method. The accrual of interest income is suspended when a loan is ninety days contractually delinquent. All discounts on the purchase of installment contracts from dealers are held in reserve and are considered to cover future anticipated credit losses. The Company recognizes revenue from long distance telephone communications when services are rendered.

Goodwill and Other Intangibles

The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 to evaluate the carrying amount of goodwill commencing with the period ended December 31, 1995 and no impairment of goodwill existed as of December 31, 1995 or September 30, 1996.

Fiscal Year

On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior fiscal year period, the three and nine month periods ended August 31, 1995 for this Form 10Q Report.

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 and August 31, 1995 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's transition period report on Form 10-K for the seven month period ended December 31, 1995.

Note 3 - Marketable Securities

Effective September 1, 1994, the Company, as required, adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement supersedes Statement No. 12 "Accounting for Certain Marketable Securities".

         In connection with the adoption of SFAS No. 115, debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included common stock and bond funds ($3,864,226 as of September 30, 1996 and $3,613,394 as of December 31, 1995), money market instruments ($1,675,226 as of September 30, 1996 and $4,585,558 as of December 31, 1995) and municipal bonds ($2,350,601 as of September 30, 1996 and $15,727,507 as of December 31,
1995). As of September 30, 1996 and December 31, 1995, unrealized gains and losses were not material. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity. During the nine month period ended September 30, 1996, there were no material gains or losses arising from the disposition of marketable securities. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur.

Note 4 - Installment Contracts Receivable

The following is a summary of installment contracts receivable as of September 30, 1996 and December 31, 1995:

                                                   September 30,   December 31,
                                                       1996            1995

       Gross installment contracts receivable      $ 70,042,865    $ 44,070,860
       Less: Unearned finance charges and fees      (18,518,173)    (12,178,807)
       Less: Allowance for credit losses             (7,650,161)     (6,818,195)
                                                   ------------    ------------

       Installment contracts receivable, net       $ 43,874,531    $ 25,073,858
                                                   ------------    ------------

Note 5 - Adjustment of the Fair Market Value of Assets Acquired

In connection with the acquisition of FALK Finance Company in December 1995, the Company allocated a portion of the purchase price to the Allowance for Credit Losses based upon certain estimates. Based upon the completion of the evaluation of the Allowance for Credit Losses, the preliminary allocation of the purchase price has been adjusted to reflect an additional $2,300,000 in the quarter ended September 30, 1996, which has been added to the allowance and the excess cost over the fair market value of net assets acquired (goodwill).


Note 6 - Subsequent Event

On October 11, 1996, the Company, effected a securitization of approximately $40 million of its installment contract receivables (the "Receivables") in a private placement of $36 million principal amount of notes through Black Diamond Securities, Inc. and Alex Brown & Sons, Incorporated, as Placement Agents. In connection with the securitization, AutoInfo Receivables Company, a bankruptcy remote special purpose wholly-owned subsidiary of the Company, acquired the receivables from AutoInfo Finance of Virginia, Inc,, a wholly-owned subsidiary of the Company, with the proceeds from its sale of notes issued by AutoInfo Receivables Company. The notes were comprised of approximately $34 million of "AAA/Aaa" rated MBIA insured Class A notes and approximately $2 million of "BB" rated Class B notes. The notes bear interest on a weighted average basis at 6.8% per annum and have a maturity date of January 15, 2002. The net proceeds from the sale of the Receivables have been allocated for general corporate purposes, including, but not limited to, repayment of indebtedness, purchase of additional installment contract receivables and general working capital purposes. The Company did not recognize any gain as a result of the transaction and will continue to reflect the Receivables on its consolidated balance sheet.

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                               Financial Condition
                                       And
                              Results of Operations

Liquidity and Capital Resources

The Company's liquid assets amounted to $7.9 million as of September 30, 1996. The Company has sufficient liquid assets to meet its short term capital requirements and available lines of credit to meet its long term capital requirements.

The total amount of debt outstanding as of September 30, 1996 was $41.0 million, none of which is due in less than one year. This debt was comprised of a senior credit facility of $30.4 million and subordinated notes of $8.2 million included in the liabilities assumed with the acquisition of FFC in December 1995, $2 million of subordinated notes issued by the Company in January 1994 and $400,000 of equipment notes issued during the quarter ended September 30, 1996. The Company retired $1.6 million of subordinated notes during the three months ended March 31, 1996. The Company has adequate resources to meet these obligations.

Inflation and changing prices had no material impact on revenues or the results of operations for the nine month period ended September 30, 1996. There are no known trends or commitments which may have an impact on the Company's liquidity.

Net installment contracts receivable increased by approximately $18.8 million in the nine month period ended September 30, 1996 as a result of an increase in the number of contracts purchased from dealers due to the Company's expanded marketing program.

Short term investments decreased by approximately $16.0 million as a direct result of funding the Company's growth in installment contract receivable and the retirement of $1.6 million in subordinated notes.

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

         On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior year fiscal period, the three months ended August 31, 1995 for this Form 10-Q Report.

The Company's continuing operations consist of its non-prime automobile finance business and its long distance telephone services business. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations. Due to this change in both operations and fiscal periods, the following discussion and analysis focuses on the current quarter and nine months ended September 30, 1996.

Three and Nine Months Ended September 30, 1996

Revenues

Revenues for the three and nine month periods ended September 30, 1996 were derived from the non-prime automobile finance business ($3,186,000 and $8,374,000, respectively), the long-distance telephone service business ($120,000 and $400,000, respectively) and investment income ($287,000 and $802,000, respectively).

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and nine month periods ended September 30, 1996:

                                          Nine months    Three months
                                             ended           ended

                                          September 30,   September 30,
                                              1996            1996
                                          -----------     -----------

          Average loans receivable        $41,687,000     $49,248,000
                                          -----------     -----------
          Average loan payable             32,912,000      37,198,000
                                          -----------     -----------

          Interest income                 $ 8,056,000     $ 3,121,000
          Interest expense                  2,565,000         970,000
                                          -----------     -----------

          Net interest expense            $ 5,491,000     $ 2,151,000
                                          -----------     -----------

          Yield on loans(1)                      25.7%           25.3%
          Cost of funds                          10.4%           10.4%
                                          -----------     -----------

          Net interest spread                    15.3%           14.9%
                                          -----------     -----------

          Net interest margin(2)                 17.5%           17.4%
                                          -----------     -----------

----------
(1)   Percentages are presented on an annualized basis
(2) Net interest margin is net interest income divided by average loans outstanding 10

Costs and Expenses

Interest expense for the three and nine month periods ended September 30, 1996 ($1,008,000 and $2,679,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility ($30.4 million as of September 30, 1996) and subordinated notes ($8.6 million as of September 30,
1996).

Operating expenses for the three and nine months ended September 30, 1996 ($1,922,000 and $4,680,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead.

Depreciation and amortization expense for the three and nine months ended September 30, 1996 ($326,000 and $815,000, respectively) consisted primarily of the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995.

Income from Operations

Income from continuing operations for the three and nine month periods ended September 30, 1996 was $337,000 and $1,403,000, respectively. Income taxes were $101,000 and $312,000, respectively, or an effective tax rate of 30% and 22%, respectively, as a result of a portion of the Company's investment income being derived from instruments exempt from federal taxation.

The following table provides a breakdown of income from operations between historic and start-up operations of the Company's Northeast Regional service center:

                                  Historic        Start-up        Total
                                 -----------    -----------    -----------
For the nine months ended
  September 30, 1996
   Income (loss)                 $ 1,964,588    $  (562,050)   $ 1,402,538
   Income taxes (benefit)            536,348       (224,820)       311,528
                                 -----------    -----------    -----------
                                 $ 1,428,240    $  (337,230)   $ 1,091,010
                                 ===========    ===========    ===========
   Earnings per share            $       .18    $      (.04)   $       .14
                                 ===========    ===========    ===========

For the three months ended
  September 30, 1996
   Income (loss)                 $   898,557    $  (562,050)   $   336,507
   Income taxes (benefit)            325,472       (224,820)       100,652
                                 -----------    -----------    -----------
                                 $   573,085    $  (337,230)   $   235,855
                                 ===========    ===========    ===========
   Earnings per share            $       .07    $      (.04)   $       .03
                                 ===========    ===========    ===========

Installment Contracts Receivable

The following table provides information regarding the Company's allowance for credit losses as of September 30, 1996:

Allowance for credit losses                               $ 7,650,000
Percentage of outstanding installment contract               14.8%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of September 30, 1996:

                                               Amount       %3
                                            -------------------
               60 to 89 days delinquent     $2,946,000     4.3%
               90 days or more delinquent    1,798,000     2.6%

               Total delinquent loans       $4,744,000     6.9%

Management has reviewed its past due loans and repossessed collateral as of September 30, 1996 and, in management's opinion, the allowance for credit losses is adequate to absorb losses in the portfolio.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 3:    Inapplicable

Item 4:        Submission of Matters to a Vote of Security Holders None

Item 5:        Inapplicable

Item 6 (a):    The following exhibits are filed with this report: Exhibit 11 -
               Calculation of Earnings Per Share

Item 6 (b):    No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AUTOINFO, INC.
                                  (Registrant)

                                /s/ Scott Zecher
               --------------------------------------------------
                                  Scott Zecher
                       President & Chief Executive Officer


                            /s/ William I. Wunderlich
               --------------------------------------------------
                              William I. Wunderlich
                  Treasurer, Secretary and Principal Financial
                                     Officer


Date: November 11, 1996