Form 10-K
period 1996-12-31
AUTOINFO INC
filed 1997-03-31
CIK 351017

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        --------------------------------
      (Mark One)
      |x|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
      |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from . . . . . . . . . . to . . . . . . . . . .

                         Commission File Number 0-14786

                                 AUTOINFO, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-2867481
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

                                 1600 Route 208
                           Fair Lawn, New Jersey 07410
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 703-0500

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 24, 1997, 8,018,752 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the Nasdaq National Market System on March 24, 1997 of $2.375) of the Registrant held by non-affiliates of the Registrant at that date was approximately $17,050,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Part III - Portions of the Registrant's Proxy Statement relating to its 1997
              Annual Meeting are incorporated herein by reference.

                                     PART 1

Item 1: BUSINESS

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                   General

      AutoInfo, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Non-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing from more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with major automobile manufacturers. The Company employs a regional center approach, as compared to the branch network or centralized approach utilized by a number of other non-prime finance companies. Management believes that this approach provides a necessary presence in its markets, thereby maximizing the Company's ability to service its dealers and monitor its loan portfolio. In February 1997, the Company unified its operating centers under the name CarLoanCo. All future operating centers will operate under this banner.

      In December 1995, the Company entered the non-prime automobile finance market (the "Non-Prime Market") through the acquisition, by a wholly-owned subsidiary, of the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based non-prime automobile consumer finance company. During 1996, the Company expanded on the FFC platform in establishing its Mid-Atlantic regional service center which services dealers in Delaware, Georgia, Maryland, North Carolina, South Carolina and Virginia, providing a complete range of automobile consumer finance services including sales and marketing, credit, servicing and collection.

      In July 1996, the Company commenced operations of its Northeast Regional Center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast. This center is presently servicing dealers in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, Rhode Island and Vermont.

      The Company's business objective is to maximize the volume of loans it purchases, securitizes and services, while adhering to its underwriting guidelines, through the expansion of its regional centers. To achieve this objective, the Company employs the following strategies:

Emphasis on Dealer Relationships--The Company believes that it is crucial to identify and meet dealers' financing needs. When presented with a loan application, the Company attempts to notify the dealer within one hour or less whether it will approve the automobile loan for purchase from the dealer. The Company's business hours generally coincide with those of the dealership and, in some cases, the Company will provide loan processing on the dealer's premises during dealer promotions. The Company also provides dealers with flexibility in developing loan structures to accommodate the needs of their customers, such as extended payment terms or low down-payment requirements when credit quality is deemed adequate. The Company, through its sales force, maintains frequent contacts with dealers and recommends service enhancements when warranted. By employing consistent loan underwriting and purchasing guidelines, the Company believes that it provides dealers with a reliable and consistent source of financing.

Expansion of Dealer Network--The Company is constantly undertaking marketing activities with a view towards expanding its dealer network. These efforts include offering innovative products and services to its dealer network, such as CarLoanNet, the interactive internet loan application service recently introduced by the Company.

Maintenance of Underwriting and Loan Purchasing Guidelines--The Company has developed a proprietary credit scoring system designed to maintain rigorous underwriting guidelines for its loan processing operations. The Company's credit approval system monitors many evaluation criteria, including debt-to-income, payment-to-income, loan-to-value, bankruptcy score, credit score and stability factors, and each loan application is reviewed by one of the Company's credit specialists at a regional center to determine whether the loan should be approved. To ensure the integrity of the credit approval system, management tracks on a daily basis the approval rates and delinquency and loss rates.

Funding and Liquidity through Warehousing and Securitizations--The Company funds the acquisition of automobile loans principally through its warehouse facility. At December 31, 1996, the Company had a warehouse facility in place with an aggregate capacity of $100 million, of which approximately $82 million was available. The Company securitizes the loans purchased by it as asset-backed securities and uses such securitizations as a cost competitive source of capital compared to traditional sources of corporate debt financing. Securitization enables the Company to finance automobile loans on a regular basis, while retaining the right to receive future servicing fees and excess cash flows, and to use the proceeds from such securitizations to fund the purchase of additional automobile loans. The Company securitized $40 million in automobile loans during 1996.

Expansion of Products and Services - The Company is constantly evaluating new and improved services to offer to its Dealer network to both maximize revenues and achieve further operating efficiencies.

Expansion of Regional Presence - During 1996, the Company expanded its regional presence from the Mid-Atlantic region to also include the Northeast region. In furtherance of its regional approach, the Company will continue to evaluate further regional expansion. The Company has no currently pending plans for any additional centers.

                       The Non-Prime Auto Finance Industry

      The automobile finance industry was estimated to be in excess of $370 billion in 1995 (1996 data is not yet available). The market is generally divided by the types of automobiles sold (new versus used) and the credit worthiness of the borrower. Generally, banks, savings and loan associations, credit unions, large independent finance companies and captive finance companies such as Ford Motor Credit, GMAC, Chrysler Credit tend to provide financing for new automobiles purchased by prime customers.

      The non-prime segment of this overall market is believed to be approximately $95 billion and is comprised of both private and publicly traded companies providing credit availability to consumers who are higher financial risks and who have limited access to traditional financing sources. These independent finance companies tend to provide financing for used automobiles sold through new and used automobile dealerships at higher interest rates commensurate with the higher risk associated with the non-prime consumer.

      The Non-Prime Market has been fueled by the significant increase in the sale of used automobiles. In 1995, used car sales exceeded 43 million units on sustained compound annual growth rates of 12 - 13%. This increase is the results of a number of factors including (i) the high average price of a new car of $19,819 compared to $8,530 for a used car, (ii) the increased availability of newer late model used automobiles related, to some extent, to the trend towards leasing rather than buying of new vehicles, and (iii) availability of financing alternatives as provided by the growth in the number of independent finance companies servicing the non-prime segment of the market.

                                   Operations

Dealer Contract Purchase Programs

As of March 15, 1997, the Company was a party to agreements ("Dealer Agreements") with approximately 1,100 Dealers in 13 states. Most of these Dealers regularly submit Contracts to the Company for purchase, although such Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. For the twelve months ended December 31, 1996, substantially all of the Contracts purchased by the Company consisted of financing for used cars.

When a retail automobile buyer elects to obtain financing from a Dealer, an application is taken for submission by the Dealer to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company, rather than other financing sources, is based primarily upon an analysis of the discounted purchase price offered for the Contract, the timeliness of response, the cash resources of the financing source, and any conditions to purchase.

The Company receives loan applications by fax or through CarLoanNet, a state of the art internet service developed by the Company. Upon receipt of a loan application from a Dealer, the Company's credit personnel order a credit bureau report on the applicant to document the buyer's credit history. If, upon review by a Company credit officer, it is determined that the application meets the Company's underwriting criteria, a decision is made to purchase the Contract. When presented with a loan application, the Company attempts to notify the Dealer within one hour as to whether it intends to purchase such Contract. The Company buys Contracts directly from Dealers and does not make loans directly to purchasers of automobiles.

The Company currently purchases Contracts from Dealers at discounts up to 20% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract. Discounts averaged 14.7% for the twelve months ended December 31, 1996.

The Company attempts to control Dealer misrepresentation by carefully screening the Contracts it purchases, by establishing and maintaining professional business relationships with Dealers, and by including certain representations and warranties by the Dealer in the Dealer Agreement. Pursuant to the Dealer Agreement, the Company may require the Dealer to repurchase any Contract in the event that the Dealer breaches its representations or warranties. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

In conjunction with the acquisition of FFC, the Company entered into a ten year agreement with Charlie Falk Auto Wholesale, Incorporated ("CFAW"). This agreement provided and established the basis for conducting business and the criteria under which the Company purchased contracts from CFAW. Effective December 31, 1996, the Company and CFAW mutually agreed to and entered into a termination agreement which, among other provisions, provides for the Company to continue to purchase contracts which meet established underwriting criteria only through March 31, 1997. In 1996, approximately 38% of all contracts funded by the Company were purchased from CFAW.

Contract Purchase Criteria

To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contracts must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet the Company's underwriting criteria. In addition, each Contract requires the borrower to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. The Company or any purchaser of the Contract from the Company may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the borrower fails to maintain insurance as required by the Contract or is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill its obligations under the Contract.

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Non-Prime Borrowers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and add-on interest rate, mileage, age and type of vehicle, amount of the loan in relation to the value of the vehicle, borrower's income level, job and residence stability, credit history and debt serviceability, and other factors. These criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the borrower's application, the Company's credit department will verify the borrower's employment, residency, insurance and credit information provided by the borrower by contacting various parties noted on the borrower's application, credit information bureaus and other sources. Further, the Company conducts a direct telephonic interview with the prospective borrower. The Company typically completes its credit review and consummates its purchase of a Contract within 48 hours of a complete financing package from the Dealer.

All of the Contracts purchased by the Company are self-amortizing and provide for level payments over the term of the Contract. For Contracts purchased by the Company in the twelve months ended December 31, 1996, the retail purchase price of the related automobiles averaged $10,700. Contracts financing such purchases had annual percentage rates of interest ("APRs") averaging 22%. The average original principal amount financed under Contracts purchased in the twelve months ended December 31, 1996, was approximately $9,000, with an average original term of approximately 44 months and an average down payment of 16%.

All Contracts may be prepaid at any time without penalty. In the event a borrower elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest (as determined by the "Rule of 78's" method, where applicable) from the Contract balance.

Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the secured party's consent and allows for the acceleration of the maturity of a Contract upon a sale or transfer without such consent. In most circumstances, the Company will not consent to a sale or transfer of a financed vehicle unless the related Contract is prepaid in full.

The Company believes that the most important requirements to succeed in the Non-Prime Market are the ability to control borrower and Dealer misrepresentation at the point of origination; the development and consistent implementation of objective underwriting criteria specifically designed to evaluate the creditworthiness of Non-Prime Borrowers; and the maintenance of an active program to monitor performance and collect payments.

                              Collection Procedures

The Company believes that its ability to monitor performance and collect payments owed from Non-Prime Borrowers is primarily a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with borrowers to address these problems, it is possible to correct many of them before they deteriorate further. To this end, the Company utilizes pro-active collection procedures, which include making early and frequent contact with delinquent borrowers; educating borrowers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the borrower in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of its collection activities, the Company maintains a computerized collection system specifically designed to service automobile installment sale contracts with Non-Prime Borrowers.

The Company typically attempts to make telephonic contact with delinquent borrowers on the first day after their monthly payment due date. Upon making contact with the borrower at his home or workplace the collector then inquires of the borrower the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the borrower to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the borrower makes such a promise, the account is placed on a pending status and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the collector for subsequent contacts.

If a borrower fails to make or keep promises for payments, or if the borrower is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, a decision will occur between the 45th and 60th day past the borrower's payment due date, but could occur sooner or later, depending on the specific circumstances. If a decision to repossess is made by a supervisor, such assignment is given to one of many licensed, bonded repossession agents used by the Company. When the vehicle is recovered, the repossession agent delivers it to a wholesale auto auction where it is kept until it is liquidated, usually within 30 days of the repossession. Liquidation proceeds are applied to the borrower's outstanding obligation under the Contract and the borrower is advised of his obligation to pay any deficiency balance that remains. The Company uses all practical means available to collect deficiency balances, including filing for judgments against borrowers where applicable.

                         Management Information Systems

The Company maintains sophisticated data processing support and management information systems. Finance Manager, the Company's custom designed proprietary software managment system, is updated and maintained by the Company's MIS Department based in Norfolk, Virginia.

                               Financing Activity

      Warehouse Facilities. The Company uses warehouse facilities with financial institutions to finance its purchase of loans on a short-term basis pending securitization. At December 31, 1996, the Company had an aggregate borrowing capacity of $100 million under a warehouse facility, of which $82 million was available. The facility provides for borrowing at the LIBOR rate plus 300 basis points. Amounts outstanding under the warehouse facility are secured by the automobile loans pledged to the lender as collateral for borrowings under the facility.

      Securitization of Loans. The Company pursues a strategy of securitizing loans through the sale of asset-backed securities. Securitization is used by companies as a cost-competitive source of capital compared to traditional corporate debt financing alternatives. The Company utilizes the net proceeds from securitizations to purchase additional automobile loans and to pay down outstanding warehouse facilities. The Company securitized approximately $40 million in automobile loans during 1996.

      In a securitization, the Company (through its special purpose wholly-owned subsidiary, AutoInfo Receivables Company, a Delaware corporation ("ARC")), transfers automobile loans to newly-formed securitization trusts, which issue one or more classes of asset-backed securities. The asset-backed securities are simultaneously sold to investors (except for certain subordinated classes of securities which may be retained by the Company). Each month, collections of principal and interest on the automobile loans are used by the trustee to pay the holders of the related asset-backed securities, to fund spread accounts as a source of cash to cover shortfalls in collections, if any, and to pay expenses. The Company continues to act as the servicer of the automobile loans held by the trust in return for a monthly fee.

      To improve the cost effectiveness of its securitization program, the Company arranges for credit enhancement to achieve a desired credit rating on the asset-backed securities issued. The credit enhancement for securitizations generally take the form of financial guaranty insurance policies issued by MBIA (the "Credit Enhancer"), which insures payments of principal and interest due on the asset-backed securities.

      The spread account for any securitization is generally funded with the interest collected on the loans that exceeds the sum of the interest payable to holders of asset-backed securities, the monthly servicing fee and certain other amounts. Funds are withdrawn from the spread account to cover any shortfalls in amounts payable on insured asset-backed securities or to reimburse the Credit Enhancer for draws on its financial guaranty insurance policy. In addition, the funds on deposit in any spread account for a securitization may be withdrawn to cover shortfalls in collections or to reimburse the Credit Enhancer for draws on policies issued in other securitizations. ARC is entitled to receive amounts from the spread accounts to the extent the amounts deposited exceed predetermined required minimum levels. The spread accounts cannot be accessed by the Company or ARC until such levels have been reached or with the consent of the Credit Enhancer. After such levels are reached, excess cash is will be distributed to ARC and then transferred to the Company.

                               Sales and Marketing

The Company markets its dealer financing programs through a staff of 15 trained field sales representatives. The main duties of a field representative are to solicit and enroll new dealers into the program, train the dealers regarding the specific aspect of the Company's loan acquisition program, encourage additional contract volume and provide a direct hands on customer contact on a regular basis. Presently, the Company concentrates its marketing efforts in the MidAtlantic and Northeast regions.

                                   Competition

The non-prime automotive consumer finance market is both highly competitive and fragmented. As such, the Company encounters competition in both the MidAtlantic and Northeastern markets from other local, regional and national consumer finance companies, many of whom have raised significant capital through equity offerings, securitization of their loan portfolio and warehouse lines of credit during the past several years. Other more traditional finance sources, such as banks and captive automobile finance companies, have not generally serviced the non-prime segment of the market. Within the last year, several large companies, including Ford Motor Company, have announced their entry into the non-prime marketplace. The major competitive factors leading to the dealer's choice of financing source are the consistency of the application of underwriting guidelines, the competitiveness of financing terms and dealer fees, the timeliness of application approval and funding and the financial stability of the source. The Company believes that it competes favorably on these factors.

                                  Regulation

The Company's business is subject to regulations and licensing under various federal, state and local statutes and regulations. The Company maintains all licenses necessary for the lawful conduct of its business and operations. The Company is not licensed to make loans directly to borrowers. Several federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so called Lemon Laws enacted by the federal government and various states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warrantees. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that, as of the date of assignment of Contracts, no such claims or defenses have been asserted or threatened with respect to the Contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's loan servicing activities, including its methods of collection. Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company.

Upon the purchase of Contracts by the Company, the original Contracts and related title documents for the financed vehicles are delivered by the selling Dealers to the Company.

The Dealer Agreement and related assignment contain representations and warrantees by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the date of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the borrower. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery by the borrower could render a Contract unenforceable against third parties. In such events, the Company could be required by the purchaser to repurchase the Contract. In the event the Company is required to repurchase a Contract, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured except for a lien on the vehicle covered by the Contract, and there can be no assurance that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Subject to any recourse against Dealers, the Company will bear any loss on repossession and resale of vehicles financed under Contracts repurchased by it from investors.

Under the laws of many states, liens for storage and repairs performed on a vehicle and for unpaid taxes take priority over a perfected security interest in the vehicle. Pursuant to its securitization purchase commitments, the Company generally warrants that, to the best of the Company's knowledge, no such liens or claims are pending or threatened with respect to a financed vehicle, which may be or become prior to or equal with the lien of the related Contracts. In the event that any of the Company's representations or warranties proves to be incorrect, the trust or the investor would be entitled to require the Company to repurchase the Contract relating to such financed vehicle.

The Company, on behalf of purchasers of Contracts, may take action to enforce the security interest in financed vehicles with respect to any related Contracts in default by repossession and resale of the financed vehicles. The UCC and other state laws regulate repossession sales by requiring that the secured party provide the borrower with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the borrower's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated wholesale automobile networks or auctions, which are attended principally by used car dealers.

In the event of a repossession and resale of a financed vehicle, after payment of outstanding liens for storage, repairs and unpaid taxes, to the extent those liens take priority over the Company's security interest, and after payment of the reasonable costs of retaking, holding and selling the vehicle, the secured party would be entitled to be paid the full outstanding balance of the Contract out of the sale proceeds before payments are made to the holders of junior security interests in the financed vehicles, to unsecured creditors of the borrower, or, thereafter, to the borrower. Under the UCC and other laws applicable in most states, a creditor is entitled to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the motor vehicle securing the unpaid balance of such borrower's motor vehicle loan. However, some states impose prohibitions or limitations on deficiency judgments. If a deficiency judgment were granted, the judgment would be a personal judgment against the borrower for the shortfall, and a defaulting borrower may often have very little capital or few sources of income available following repossession. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

                       Patents, Trademarks and Copyrights

"AUTOINFO" is a registered trademark and service mark of the Company.

                                    Employees

The Company currently has 125 full-time employees. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be good.

Item 2: PROPERTIES

The Company's MidAtlantic Regional Center leases approximately 8,000 square feet of space at 863 Glenrock Road, Norfolk, Virginia. The lease runs through April 2001 and provides for an annual rent of $96,000. The Company's Northeast Regional Center leases approximately 10,000 square feet of space at 444 Westport Avenue, Norwalk, Connecticut. The lease runs through May 2001 and provides for an annual rental of $107,500. The Company maintains an operational facility of approximately 800 square feet at 6818 Grover Street, Omaha, Nebraska. The lease for such facility runs through June 1997 at an annual rent of $10,000. The Company rents approximately 2,900 square feet of space at 1600 Route 208, Fair Lawn, New Jersey where it maintains its executive offices. The lease runs through November 1997 at an annual rental of approximately $44,000, subject to certain rent escalation provisions. The Company believes that its present facilities are suitable and adequate for its reasonably foreseeable growth.

Item 3. LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

Item 5. PRICE RANGE OF COMMON STOCK

The Company's Common Stock is traded in the over-the-counter market and is quoted through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") on the National Market System under the symbol AUTO. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's Common Stock as reported by NASDAQ.

                                            High       Low
                                            --------   --------
Year ended December 31, 1995
--------------------------------------

First quarter                               3 59/64    2 3/8
Second quarter                              3 13/16    3 1/16
Third quarter                               3 1/2      3 1/16
Fourth quarter                              3 1/2      3


                                            High       Low
                                            --------   --------
Year Ended December 31, 1996
--------------------------------------

First quarter                               3 1/2      3
Second quarter                              3 7/16     3 1/16
Third quarter                               3          2
Fourth quarter                              3 7/8      2 3/4

As of March 24, 1997, the closing bid price per share for the Company's Common Stock, as reported by NASDAQ was $2.375. As of March 24, 1997, the Company had approximately 400 stockholders of record.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of selected consolidated financial data relating to the Company. This summary has been restated to present the businesses sold as discontinued operations.

                                                  Seven
                                                  months
                                     Year ended   ended
                                      December   December             Year ended
                                         31,        31,                 May 31,
                                                            ------------------------------
                                        1996       1995       1995       1994       1993
                                      --------   --------   --------   --------   --------
Statement of Operations Data:

Revenue                               $ 13,185   $  2,232   $  1,599   $  2,075   $  1,903

Operating Expenses                     (12,092)    (1,847)    (4,009)    (2,283)    (2,241)
Provision for credit losses             (5,251)      --         --         --         --
Unusual item - impairment of long-
  lived assets and additional credit
  losses on acquired automobile
  receivables                          (19,293)        --         --         --          -
                                      --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before income tax
  benefit                              (23,451)       385     (2,410)      (208)      (338)

Benefit from income taxes               (4,352)      (176)      (332)       (65)      (121)
                                      --------   --------   --------   --------   --------

Income (loss) from continuing
    operations                         (19,099)       561     (2,078)      (143)      (217)

Income (loss) from discontinued
    operations                            --          (28)     1,519      2,164      1,953
Gain on sale of discontinued
    operations                            --          296      8,885       --         --
                                      --------   --------   --------   --------   --------

Net income (loss)                     $(19,099)      $829   $  8,326   $  2,021   $  1,736
                                      --------   --------   --------   --------   --------

Net income (loss) per share:
  From continuing operations          $  (2.41)  $    .07   $   (.28)  $   (.02)  $   (.03)
  From discontinued operations            --         --          .21        .29        .27
  From gain on sale of discontinued
    operations                            --          .04       1.19       --         --

                                      --------   --------   --------   --------   --------
Net income (loss) per share           $  (2.41)  $    .11   $   1.12   $    .27   $    .24

                                      --------   --------   --------   --------   --------

Balance Sheet Data:

Net automobile receivables after
    allowance for credit losses       $ 45,814   $ 25,074   $   --     $   --     $   --
Cash and short term investments          9,199     24,871      8,836      7,509      3,473

Total assets                            74,451     65,795     42,357     26,387     19,975
Total debt                              60,405     32,746      4,161      4,784        216
Retained earnings (deficit)             (5,071)    14,029     13,199      4,873      2,852
Stockholders' equity                    12,327     31,018     30,121     20,857     18,625

Item #7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company, since December 1995, is a specialized consumer finance company that acquires and services automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

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

      On December 6, 1995, the Company, through a wholly owned subsidiary, acquired the operating assets of FALK Finance Company (FFC), a Norfolk, Virginia based specialized financial services company. As a result of this acquisition, the Company's primary business is to purchase non-prime automobile receivables from new and used automobile dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

      On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry.

      The Company's continuing operations consist of its non-prime automobile finance business and its long distance telephone services business. Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's continuing operations.

For the Year Ended December 31, 1996

      The Company entered the non-prime automobile finance business in December 1995. The results of operations for the short year (seven months) ended December 31, 1995 include the operation of the Company's non-prime business for only one month. Certain information for the full year ended December 31, 1996 is not comparable to the prior year.

Revenues

      Revenues for the year ended December 31, 1996 were derived from the non-prime automobile finance business ($11,789,000), the long distance telephone service business ($512,000) and investment income ($884,000), respectively.

Net Interest Income on Automobile Receivables

      The Company's principal revenue source is the net interest income, or net spread, earned on its automobile receivables. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile receivables portfolio as of and for the year ended December 31, 1996 and the seven months ended December 31, 1995:

                                                       1996              1995(2)
                                                -----------         -----------

Average loans receivable                        $45,394,000         $31,618,000
                                                -----------         -----------
Average debt                                     37,629,000          30,906,000
                                                -----------         -----------

Interest revenue                                $11,167,000         $   741,000
Interest expense                                  3,839,000             284,000
                                                -----------         -----------
Net interest income                             $ 7,328,000         $   457,000
                                                -----------         -----------

Yield on loans                                         24.6%               28.1%
Cost of funds                                          10.2%               11.0%
                                                -----------         -----------
Net interest spread                                    14.4%               17.1%
                                                -----------         -----------

Net interest margin (1)                                16.3%               17.3%
                                                -----------         -----------

      (1) Net interest margin is net interest income divided by average loans outstanding.

      (2) Average amounts are for the period from December 6, 1995 through December 31, 1995.

Costs and Expenses

      Interest expense for the year ended December 31, 1996 of $3,990,000 was related to the non-prime automobile financing business and the debt outstanding under the Company's senior credit facilities ($18.1 million as of December 31, 1996), securitized notes ($31.6 million as of December 31, 1996) and subordinated debt ($10.2 million as of December 31, 1996).

      Operating expenses for the year ended December 31, 1996 of $6,913,000 were attributable to the Company's non-prime automobile financing business ($5.5 million), the long distance telephone service business ($.4 million) and corporate expenses ($1.0 million).

      Depreciation and amortization expense for the year ended December 31, 1996 of $1,189,000 was primarily attributable to the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. Approximately $784,000 of this amortization was related to the goodwill and other intangibles written off as of December 31, 1996.

Provisions for Credit Losses and Impairment of Long-Lived Assets

      The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which approximately 80% had been acquired by FFC from Charlie Falk's Auto Wholesalers, Incorporated (CFAW"). In addition to the tangible assets acquired, the Company entered into a Non-Compete Agreement and a 10 year Purchase Agreement with CFAW which, among other provisions, provided for the continued purchase of automobile receivables based upon established underwriting criteria at the sole discretion and option of the Company. During the year ended December 31, 1996, the quality of the automobile receivables acquired from CFAW, both prior to the acquisition date and subsequent thereto, as evidenced by the number of repossessions and the charge-off losses incurred, came into question. The Company determined to cease acquiring automobile receivables from CFAW and accordingly, effective December 31, 1996, the Company entered into a Modification and Termination Agreement with CFAW.

      As a result of this action and other factors, the Company has deemed a significant portion of the goodwill associated with the acquisition of FFC as well as the Non-Compete and Purchase Agreements are of no continuing value and, accordingly, has taken a charge against operations as of December 31, 1996 of $11,193,000. Furthermore, the Company recorded additional credit losses of $8,100,000 on the acquired automobile receivables and has determined that an additional provision for losses of $5,251,000 is necessary to provide for the anticipated credit losses associated with automobile receivables purchased from CFAW and other dealers during 1996, respectively. These are non-cash charges to income which do not have a direct adverse effect on the Company's liquidity.

Loss from Continuing Operations and Income Tax Benefit

      The loss from continuing operations before income tax benefit of $23,452,000 is primarily attributable to the write-off of goodwill and other intangible assets ($11.2 million), the provision for credit losses on the acquired portfolio ($8.1 million), the current provision for credit losses ($5.3 million) and the costs associated with the start-up of the Company's Northeast regional center ($.8 million). For the fiscal years ended May 31, 1995, 1994 and 1993, the Company incurred and paid federal tax liabilities of $7,005,000, $873,000 and $783,000, respectively. As a result of losses incurred, the Company has recorded an income tax benefit of $4,352,000 related to anticipated carryback claims for tax years ended December 31, 1996 and prior. No additional benefit has been recorded for additional carryback available for tax losses anticipated subsequent to December 31, 1996 for which the provision for credit losses has been recognized for the year ended December 31, 1996.

Automobile Receivables

      The following table provides information regarding the Company's allowance for credit losses as of December 31, 1996 and 1995:

                                                    1996               1995
                                              ---------------    ---------------
Allowance for credit losses                     $ 15,725,000       $ 6,818,000
Percentage of outstanding automobile                25.5%              21.3%
receivables

      The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of December 31, 1996 and 1995:

                                    1996          1996       1995         1995
                                -------------  ---------  ------------  -------
                                   Amount           %       Amount          %
                                -------------  ---------  ------------  -------
60 to 89 days delinquent         $3,290,000       4.1%    $2,071,000      4.7%
90 days or more delinquent        1,739,000       2.2%     1,387,000      3.1%

Total delinquent loans           $5,029,000       6.3%    $3,458,000      7.8%

For the Seven Months Ended December 31, 1995

      On February 28, 1996, the Company elected to change its fiscal year end to December 31. This decision is directly related to the acquisition of FFC and the entry by the Company into the non-prime automobile finance industry. It is the belief of management that the ability to compare the performance of the Company against numerous other publicly traded non-prime automobile finance companies which report the results of operations on a calendar year will provide for more meaningful dissemination of financial information and is in the best interest of the public and the Company's shareholders.

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

Costs and Expenses

      Interest expense for the seven month period ended December 31, 1995 was $416,000 and relates to the debt assumed relating to the acquisition of FFC in December 1995 of approximately $34,000,000 and to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable issued in connection with an acquisition in January 1994. In September, 1995, the Company elected to prepay $2,000,000 of the subordinated notes.

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

For the Year Ended May 31, 1995

Revenue

      For the year ended May 31, 1995 the Company's revenues were derived from the sale of long distance telephone services ($1,030,000) and investment income ($568,000). Total revenues for the year ended May 31, 1995 were $1,599,000, a decrease of 23% or $477,000 compared with total revenues of $2,076,000 for the prior year. The Company's telephone reseller division experienced a decline in revenue of $771,000 due primarily to reduced network usage levels and volume rebates from A T & T ($200,000) received in the prior fiscal year in connection with the achievement of certain network usage levels. Investment income increased by $294,000 as a direct result of the investment of the proceeds in April 1995 from the sale of the assets of the Orion Network, Compass Network, Checkmate Computer Systems, and Insurance Parts Locator businesses.

Costs and Expenses

      Interest expense was $316,000, an increase of $185,000 over $131,000 for the prior year. This was directly related to the $4,000,000 subordinated notes issued by the Company in January 1994 and notes payable in connection with an acquisition in January 1994.

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

      Preferred stock investment write-off for the year ended May 31, 1995 was $1,804,000. As a result of the sale of the Company's businesses providing computerization and communication services to the automotive industry, the lack of synergistic business opportunity and the inability to remit management fees and preferred stock dividends as they became due, the Company has written off its preferred stock investment in ComputerLogic, Inc.
(See Note 6 to the Consolidated Financial Statements)

Loss from Continuing Operations and Income Tax Benefit

      Loss from continuing operations before taxes for the year ended May 31, 1995 was $2,410,000 compared to $207,000 in the prior year, an increase of $2,203,000. This increase is attributable to the write-off of the Company's Preferred Stock investment in ComputerLogic, Inc. ($1,804,000) and the impact of the decline in revenue in the Company's Telephone Reseller Division.

      The income tax benefit for the year ended May 31, 1995 was $332,000, or14% of the loss before income taxes compared to $64,000 or 31% in the prior year. The decrease in percentage was the result of the write-off of the company's Preferred Stock investment with no current tax benefit. The net loss from continuing operations was $2,078,000 for the year ended May 31, 1995 an increase of $1,935,000 as compared to $143,000 in the prior year.

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

Liquidity and Capital Resources

      Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

      In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial consideration of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1996, the Company had approximately $7.7 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

      In December 1996, the Company entered into a financing agreement with a lender which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points and replaced the Company's existing $42 million facility. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At December 31, 1996, the Company had approximately $10.3 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

      The Company has outstanding $10.2 million of subordinated debt. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of Falk Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes issued by the Company in 1994.

      The Company's liquid assets amounted to $9.2 million as of December 31, 1996. In addition, the Company has $6.4 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996.

      The total amount of debt outstanding as of December 31, 1996 and 1995 was $60.4 million and $32.7 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of December 31, 1996 and 1995, respectively:

                                      1996                    1995
                                      ----                    ----
                                          Weighted                Weighted
                                           Average                 Average
                               Balance      Rate       Balance      Rate
                               -------      ----       -------      ----
Revolving lines of              $18.1       8.75%       $20.7       9.75%
credit
Automobile receivable           $31.6       6.75%         -           -
backed notes
Subordinated debt               $10.2      11.75%       $12.0      12.05%

      The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. The Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. The Company plans to continue to meet its capital needs through the cash flow generated from the payment of principal and interest on its outstanding automobile portfolio, the utilization of its senior credit facility, the issuance of receivable backed notes and the issuance of subordinated debt instruments. As of December 31, 1996, $81.9 million is available under the Company's senior credit facility. The Company believes that it has sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

      The Company is primarily engaged in the acquisition of automobile receivables. It finances this acquisition program through the utilization of available lines of credit and other forms of debt. Accordingly, an increase in the cost of borrowing could adversely impact the results of operations by impacting the spread between interest earned on existing automobile receivables and the cost of borrowings which, to some degree, are variable. Inflation and changing prices had no material impact on revenues or the results of operations for the year ended December 31, 1996.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11: EXECUTIVE COMPENSATION

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G, the information required by Part III shall be incorporated by reference from the Registrant's definitive proxy statement for the fiscal year ended December 31, 1996 which is to be filed with the Commission on or before April 30, 1997.

                                     Part IV

Item 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

        Exhibits
        --------

         No. 2A            Agreement and Plan of Merger between AutoInfo, Inc.
                           (New York) and AutoInfo, Inc. (Delaware), January 20, 1987 (2)

         No. 3A            Certificate of Incorporation of the Company.  (3)

         No. 3B            Amended and restated By-Laws of the Company. (11)

         No. 4A            Specimen Stock Certificate. (4)

         No. 4B Rights Agreement, dated as of March 30, 1995 between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (5)

         No. 9A Settlement Agreement, dated June 22, 1995, between AutoInfo, Inc. and Ryback Management Corporation, et al. (12)

         No. 10A           1985 Stock Option Plan. (1)

         No. 10B           1986 Stock Option Plan. (3)

         No. 10C           1989 Stock Option Plan.  (7)

         No. 10D           1992 Stock Option Plan.  (10)

         No. 10E Employment Agreement between AutoInfo, Inc. and Scott Zecher dated January 1, 1994, as amended by Agreement dated April 10, 1995. (12)

         No. 10F Supplemental Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of April 10, 1995.
                           (12)

         No. 10G Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1995. (12)

         No. 10H Supplemental Employment Agreement between AutoInfo, Inc. and William Wunderlich as of April 10, 1995.
                           (12)

         No. 10I Form of AutoInfo, Inc. Employee Protection Trust Agreement dated August 17, 1995. (12)

         No. 10J Form of Restricted Stock Grant Agreement between AutoInfo, Inc. and certain officers, directors and consultants. (4)

         No. 10K Note Agreement dated January 10, 1994 between AutoInfo, Inc. and certain investors with respect to issuance of 7.55% Subordinated Notes due January 9, 2000 and Common Stock Purchase Warrants. (6)

         No. 10L Asset Purchase Agreement dated January 31, 1995 between ADP Claims Solutions Group, Inc. and AutoInfo, Inc. (9)

         No. 10M Promissory Note and Security and Pledge Agreement dated April 28, 1995 between AutoInfo, Inc. and Scott Zecher. (12)

         No. 10N Asset Purchase Agreement dated December 6, 1995 between AutoInfo, Inc. and Falk Finance Company, Inc., et. al. (13)

         No. 10O Purchase Agreement dated December 6, 1995 between AutoInfo Finance of Virginia, Inc. and Charlie Falk's Auto Wholesaler, Incorporated. (13)

         No. 10P Loan Sale Agreement dated October 1, 1996 between AutoInfo Finance of Virginia, Inc. and AutoInfo Receivables Company. *

         No. 10Q Indenture dated October 1, 1996 among AutoInfo Receivables Company, as Issuer, Crestar Bank, as Custodian, and Bankers Trust Company, as Indenture Trustee. *

         No. 10R Servicing Agreement dated as of October 1, 1996 by and among AutoInfo Finance of Virginia, Inc., Servicer, AutoInfo Receivables Company, Issuer, Bankers Trust, Indenture Trustee and Back-Up Servicer and Crestar Bank, Custodian. *

         No. 10S Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated October 11, 1996, between AutoInfo, Inc. and SunAmerica Life Insurance Company. *

         No. 10T Loan Security and Servicing Agreement, dated as of December 9, 1996, among AutoInfo Finance of Virginia, Inc., as Borrower and as Servicer, CarLoanCo.,

                           Inc., as Borrower and as Servicer, and CS First Boston Mortgage Capital Corp., as Lender. *

         No. 10U Custody Agreement, dated as of December 9, 1996, by and among CS First Boston Mortgage Capital Corp., Lender, AutoInfo Finance of Virginia, Inc., Borrower and Servicer, CarLoanCo., Inc., Borrower and Servicer, and Crestar Bank, Custodian. *

         No. 10V Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated as of December 10, 1996, between AutoInfo, Inc. and CS First Boston Mortgage Capital Corp. *

         No. 11A           Calculation of earnings per share. *

         No. 21            Subsidiaries of the Registrant. *

         No. 24A Consent of Arthur Andersen LLP, independent public accountants. *

         No. 27            Financial Data Schedule. *

      -----------------------
      *Filed as an Exhibit hereto.

(1) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form S-18 (File No. 33-3526-NY) and is incorporated herein by reference.
(2) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated January 6, 1987 and is incorporated herein by reference.
(3) These Exhibits were filed as Exhibits to the Company's definitive proxy statement dated October 20, 1986 and incorporated herein by reference.
(4) These Exhibits were filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-15465) and are incorporated herein by reference.
(5) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form 8-A filed April 13, 1995, and is incorporated herein by reference.
(6) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1994 and is incorporated herein by reference.
(7) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.
(8) These Exhibits were filed as Exhibits to the Company's Current Report on Form 8-K dated December 19, 1991 and are incorporated herein by reference.
(9) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated March 1, 1995 and is incorporated herein by reference.
(10) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(11) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(12) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K dated May 31, 1995 and is incorporated herein by reference.
(13) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1995 and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 25, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                    AutoInfo, Inc.


                                    By: /s/ Scott Zecher
                                       ---------------------------------
                                       Scott Zecher, President and Chief
                                       Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

 /s/ Andrew Gaspar
 ------------------------
 Andrew Gaspar                Director and Chairman          March 25, 1997


 /s/ Scott Zecher
 ------------------------
 Scott Zecher                 Director, President,
                              Chief Executive Officer        March 25, 1997


 /s/ William Wunderlich
 ------------------------
 William Wunderlich           Chief Financial Officer,
                              Secretary and Treasurer        March 25, 1997
                              (Principal Financial &
                              Accounting Officer)


 /s/ Jason Bacher
 ------------------------
 Jason Bacher                 Director                       March 25, 1997


 /s/ Robert Fagenson
 ------------------------
 Robert Fagenson              Director                       March 25, 1997


 /s/ Howard Nusbaum
 ------------------------
 Howard Nusbaum               Director                       March 25, 1997


 /s/ Jerome Stengel
 ------------------------
 Jerome Stengel               Director                       March 25, 1997

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets as of December 31,
      1996 and 1995                                                     F-3

Consolidated Statements of Operations for the Year
      Ended December 31, 1996, the Seven Months Ended
      December 31, 1995 and the Year Ended May 31, 1995                 F-4

Consolidated Statements of Stockholders' Equity for
      the Year Ended December 31, 1996, the Seven Months
      Ended December 31, 1995 and the Year Ended May 31,
      1995                                                              F-5

Consolidated Statements of Cash Flows for the Year
      Ended December 31, 1996, the Seven Months Ended
      December 31, 1995 and the Year Ended May 31, 1995                 F-6

Notes to Consolidated Financial Statements                              F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AutoInfo, Inc.:

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, the seven month period ended December 31, 1995 and the year ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the seven month period ended December 31, 1995 and the year ended May 31, 1995, in conformity with generally accepted accounting principles.

New York, New York
March 24, 1997

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                  ASSETS

                                                             1996           1995
                                                         ------------   ------------


Gross automobile receivables                             $ 81,406,679   $ 44,070,860
Unearned interest                                         (19,867,745)   (12,178,807)
                                                          ------------   ------------
Net automobile receivables                                 61,538,934     31,892,053
Allowance for credit losses (Note 6)                      (15,725,390)    (6,818,195)
                                                         ------------   ------------
Net automobile receivables after
  allowance for credit losses                              45,813,544     25,073,858
Cash                                                        4,307,038        964,842
Restricted cash (Note 8)                                    6,380,437           --
Short-term investments (Note 5)                             4,892,199     23,906,459
Fixed assets, net                                           1,725,774        256,269
Goodwill and other intangibles, net (Note 12)               2,906,587     14,302,274
Other assets                                                4,073,502      1,291,674
Income tax refund receivable (Note 9)                       4,352,000           --
                                                         ------------   ------------

                                                         $ 74,451,081   $ 65,795,376
                                                         ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Revolving lines of credit (Note 8)                    $ 18,082,472   $ 20,679,024
   Automobile receivables backed notes (Note 8)            31,611,989           --
   Subordinated notes and other debt (Note 8)              10,710,330     12,067,166
   Accounts payable and accrued liabilities                 1,718,901      2,030,833
                                                         ------------   ------------

Total liabilities                                          62,123,692     34,777,023
                                                         ------------   ------------

Commitments and contingencies (Note 10)

Stockholders' equity
  Common Stock - authorized 20,000,000 shares $.01
    par value; issued and outstanding 7,954,752 at
    December 31, 1996 and 7,777,752 at December 31,1995        79,548         77,778
  Additional paid-in capital                               18,171,282     17,782,677
  Officer note receivable (Note 11)                          (466,797)      (466,797)
  Deferred compensation under stock
     bonus plan (Note 11)                                    (385,930)      (404,092)
  Retained earnings (deficit)                              (5,070,714)    14,028,787
                                                         ------------   ------------

  Total stockholders' equity                               12,327,389     31,018,353
                                                         ------------   ------------

                                                         $ 74,451,081   $ 65,795,376
                                                         ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEAR ENDED DECEMBER 31, 1996, THE SEVEN MONTHS ENDED
               DECEMBER 31, 1995 AND THE YEAR ENDED MAY 31, 1995.

                                                                             Seven Months
                                                                Year Ended       Ended      Year Ended
                                                               December 31,   December 31,    May 31,
REVENUES                                                           1996          1995          1995
                                                               ------------   -----------   -----------
Interest and other finance revenue                             $ 11,789,130   $   771,502   $      --
Investment income                                                   884,459     1,020,382       568,267
Long distance telephone services                                    511,534       439,839     1,030,428
                                                               ------------   -----------   -----------

Total revenues                                                   13,185,123     2,231,723     1,598,695
                                                               ------------   -----------   -----------

COSTS AND  EXPENSES
Interest expense                                                  3,989,912       415,904       315,908
Operating expenses                                                6,913,086     1,346,218     1,863,779
Depreciation and amortization                                     1,189,298        84,889        25,158
Provision for credit losses (Note 6)                              5,251,000          --            --
Preferred stock investment write-off                                   --            --       1,804,256
                                                               ------------   -----------   -----------
                                                                 17,343,296     1,847,011     4,009,101
Unusual item - impairment of long-lived assets and additional credit losses on acquired automobile receivables
 (Note 12)                                                       19,293,328          --            --
                                                               ------------   -----------   -----------

Total costs and expenses                                         36,636,624     1,847,011     4,009,101
                                                               ------------   -----------   -----------

Income (loss) from continuing operations before
  income tax benefit                                            (23,451,501)      384,712    (2,410,406)
Income tax benefit                                               (4,352,000)     (175,960)     (332,280)
                                                               ------------   -----------   -----------

Income (loss) from continuing operations                       $(19,099,501)      560,672    (2,078,126)

Income (loss) from discontinued operations net of
  income tax benefit  (Note 4)                                         --         (28,163)    1,518,659

Gain on sale of discontinued operations, net of income
  taxes  (Note 4)                                                      --         296,839     8,885,688
                                                               ------------   -----------   -----------
Net income (loss)                                              $(19,099,501)  $   829,348   $ 8,326,221

                                                               ============   ===========   ===========

Per share data:
  Income (loss) from continuing operations                     ($      2.41)  $       .07   ($      .28)
  Income from discontinued operations                                  --            --             .21
  Gain on sale of discontinued operations                              --             .04          1.19
                                                               ------------   -----------   -----------

Net income per share                                           ($      2.41)  $       .11   $      1.12
                                                               ============   ===========   ===========

Weighted average number of common and
   common equivalent shares                                       7,920,515     7,770,917     7,410,548
                                                               ------------   -----------   -----------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED DECEMBER 31, 1996, THE SEVEN MONTHS ENDED DECEMBER 31,
                      1995 AND THE YEAR ENDED MAY 31, 1995

                                    Shares of                                                Deferred
                                     Common                    Additional      Officer      Compensation
                                      Stock        Common      Paid - In        Note        Under Stock       Retained
                                   Outstanding     Stock        Capital       Receivable    Bonus Plan        Earnings
                                   ----------     -------     -----------     ----------    ------------    ------------
Balance June 1, 1994                7,253,286     $72,533     $16,344,194     $    --        $(432,847)     $  4,873,218

Exercise of stock options             502,966       5,030       1,234,365          --             --                --
Amortization of deferred
  compensation                           --          --              --            --           18,161              --
Acceleration of vesting rights
  of employee stock options              --          --           146,708          --             --                --
Loan to officer for the
 exercise of stock options               --          --              --        (466,797)          --                --
Net income                               --          --              --            --             --           8,326,221
                                   ----------     -------     -----------     ---------      ---------      ------------

Balance May 31, 1995                7,756,252      77,563      17,725,267      (466,797)      (414,686)       13,199,439
Exercise of stock options              21,500         215          57,410          --             --                --
Amortization of deferred
  compensation                           --          --              --            --           10,594              --
Net income                               --          --              --            --             --             829,348
                                   ----------     -------     -----------     ---------      ---------      ------------

Balance December 31, 1995           7,777,752      77,778      17,782,677      (466,797)      (404,092)       14,028,787
Common shares issued                  177,000       1,770         388,605          --             --                --
Amortization of deferred
  compensation                           --          --              --            --           18,162              --
Net (loss)                               --          --              --            --             --         (19,099,501)
                                   ----------     -------     -----------     ---------      ---------      ------------

Balance, December 31, 1996          7,954,752      79,548     $18,171,282     $(466,797)     $(385,930)     $ (5,070,714)
                                   ==========     =======     ===========     =========      =========      ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEAR ENDED DECEMBER 31, 1996, THE SEVEN MONTHS ENDED DECEMBER 31,
                        1995 AND YEAR ENDED MAY 31, 1995

                                                                            Seven
                                                          Year Ended     Months Ended     Year ended
                                                          December 31,    December 31,      May 31,
                                                             1996            1995            1995
                                                          ------------   -------------   ------------
Cash flows from operating activities:
  Net income (loss)                                       $(19,099,501)  $     829,348   $  8,326,221

  Adjustments to reconcile net income to net
     cash from operating activities:
      Depreciation and amortization expenses                 1,189,298          84,889        413,926
      Amortization of deferred compensation                     18,162          10,594         18,161
      Gain on sale of discontinued operations                     --          (449,756)   (16,544,329)
      Preferred stock investment write-off                        --              --        1,637,199
      Provision for credit losses                            5,251,000            --             --
      Unusual item-impairment of long-lived assets and
       additional credit losses on acquired automobile
       receivables                                           19,293,328            --             --

Changes in assets and liabilities:
    Automobile receivables, net                            (34,290,686)       (986,632)          --
    Other assets                                            (3,081,728)       (573,645)       194,760
    Income tax refund, receivable                           (4,352,000)           --             --
    Accounts payable and accrued liabilities                  (311,933)     (6,625,804)     7,329,083
                                                          ------------   -------------   ------------

Net cash provided by (used for) continuing operations      (35,384,060)     (7,711,006)     1,375,021
                                                          ------------   -------------   ------------

Net cash (used for) discontinued operations                       --          (105,141)      (205,480)
                                                          ------------   -------------   ------------

Cash flows from investing activities:
  Sale of discontinued operations                                 --         3,750,000     30,350,000
  Officer note receivable                                         --              --         (466,797)
  Acquisitions                                                    --        (4,912,333)          --
  Capital expenditures                                      (1,797,168)       (497,661)      (341,861)
  Redemption of short-term investments                      43,941,466     103,294,353     23,644,168
  Purchases of short term investments                      (24,927,206)    (88,886,323)   (54,894,966)
                                                          ------------   -------------   ------------

Net cash provided by (used for) investing activities        17,217,092      12,748,036     (1,709,456)
                                                          ------------   -------------   ------------

Cash Flows from Financing Activities:
  Issuance of notes                                         36,789,873            --             --
  Reduction of borrowings                                   (8,900,272)     (4,546,540)      (623,096)
  Increase in restricted cash                               (6,380,437)           --             --
  Exercise of stock options                                       --            57,625      1,239,395
                                                          ------------   -------------   ------------
Net cash provided by (used for) financing activities        21,509,164      (4,488,915)       616,299
                                                          ------------   -------------   ------------

Net increase in cash                                         3,342,196         442,974         76,384
Cash at beginning of year                                      964,842         521,868        445,484
                                                          ------------   -------------   ------------

Cash at end of year                                       $  4,307,038   $     964,842   $    521,868
                                                          ============   =============   ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEAR ENDED DECEMBER 31, 1996, SEVEN MONTHS ENDED
                  DECEMBER 31, 1995 AND YEAR ENDED MAY 31, 1995

Note 1 - Business and Summary of Significant Accounting Policies

Business

      On December 6, 1995, AutoInfo, Inc. (the "Company"), through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based non-prime automobile consumer finance company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result of this acquisition, the Company's primary business is to purchase non-prime automobile retail installment contracts from independent and franchised used vehicle dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

      In conjunction with the acquisition of FFC, the Company entered into a ten year agreement with Charlie Falk Auto Wholesale, Incorporated ("CFAW"). This agreement provided and established the basis for conducting business and the criteria under which the Company purchased contracts from CFAW. Effective December 31, 1996, the Company and CFAW mutually agreed to and entered into a termination agreement which, among other provisions, provides for the Company to continue to purchase contracts which meet established underwriting criteria only through March 1997 (see Note 12). In 1996, approximately 38% of all contracts funded by the Company were purchased from CFAW.

      In July 1996, the Company commenced operations of its Northeast Regional Center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast. This center is presently servicing dealers in Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, Rhode Island and Vermont.

      Prior to December 1995, the Company operated in different business lines. During the fiscal year ended May 31, 1995 and on July 20, 1995, the Company sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Automobile Receivables

      Automobile receivables represent retail installment sales contracts purchased from automobile dealers at discounts ranging up to 20%.

Allowance for Credit Losses

      The Company established an allowance for credit losses in the FFC acquired portfolio as of the date of acquisition based upon an evaluation of a number of factors including prior loss experience, contractual delinquencies, the value of underlying collateral and other factors. At the time of the purchase of installment contracts from dealers an allowance for credit losses is established based on an analysis of similar factors. The allowance is periodically evaluated for adequacy based upon a review of credit loss experience, delinquency trends, static pool loss analysis and an estimate of future losses inherent in the existing finance receivable portfolio. Subsequent to the purchase of loans, a provision for losses, if any, is charged to income in order to maintain the allowance at an adequate level. The Company charges the allowance for loss account at the time a customer receivable is deemed uncollectable. Any reduction in the required allowance will be amortized to income prospectively as an adjustment in the yield on the related loans.

      The estimate of the allowance for credit losses requires a high degree of judgement based upon, among other things, the inherent risk associated with the portfolio of loans being purchased from dealers. Changes in estimates and additional losses on portfolios could develop in the future based on changes in economic factors and other circumstances and such changes could be significant. The Company estimates and records losses as they become apparent, estimatable and probable.

Concentration of Credit Risks

      The Company's primary credit risk relates to lending to individuals who cannot obtain traditional forms of financing. The Company is currently acquiring automobile receivables in 13 states and, accordingly, does not believe that its business is subject to credit risk with respect to geographic concentration.

Repossessed Vehicles Held for Sale

      The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of the net realizable amount upon liquidation. As of December 31, 1996, there were 304 repossessed vehicles held for resale with an aggregate value of approximately $804,000.

Revenue Recognition

      The Company recognizes interest income from automobile receivables on the interest method. The accrual of interest income is suspended when a loan is ninety days contractually delinquent. All discounts on the purchase of installment contracts from dealers are held in reserve and are considered to cover future anticipated credit losses.

Short-Term Investments

      Short-term investments include common stock and bond funds, money market instruments and municipal bonds. Investments are carried at cost which approximates market value (See Note 5).

Fixed Assets

      Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Goodwill and Other Intangibles

      The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The pronouncement is effective for fiscal years beginning after December 16, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company currently uses methods that are consistent with SFAS No.121 to evaluate the carrying amount of goodwill and other intangibles including comparing estimated future cash flows identified with each long-lived asset group. For purposes of such comparison, portions of unallocated excess of cost over net assets acquired were attributed to related long-lived assets and identifiable intangible assets based upon the relative fair values of such assets at acquisition. In the fourth quarter of 1996, the Company determined that certain components of goodwill and other intangible assets were impaired resulting in a charge to operations (see
Note 12).

Net Income (Loss) Per Share

      Net income (loss) per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The net income (loss) per share and the weighted average number of common and common equivalent shares represent primary earnings per share data. Fully diluted earnings per share is not presented since its effect is not significant.

Use of Estimates

      The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management estimates that are particularly sensitive to change relate to the determination of the adequacy of the allowance for credit losses on automobile receivables. The Company believes that all such assumptions are reasonable and that all estimates are adequate, however, actual results could differ from those estimates.

Income Taxes

      Deferred income taxes are recorded in accordance with Statement of Financial Standard No. 109 "Accounting for Income taxes," by applying enacted statutory tax rates to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. At December 31, 1996, the Company has net deferred tax assets of approximately $3.2 million, primarily resulting from the differences between financial reporting and tax bases of goodwill and automobile receivables, which are offset by valuation allowances due to the uncertainty of their future realizability.

Stock-Based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company did not adopt the financial reporting requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for stock based compensation granted to employees in accordance with the provisions of SFAS 123 and accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair value based method was used. (See Note 11).

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

      Following is selected financial data for the seven month periods ended December 31, 1995 and 1994:
                                                            1994
                                           1995         (Unaudited)
                                       -------------   -------------
Revenues                                 $2,231,723        $641,227
                                       -------------   -------------

Income (loss) from continuing               560,672        (186,225)
operations
Income (loss) from discontinued             (28,163)      1,072,913
operations
Gain on sale of discontinued                296,839               -
operations
                                       -------------   -------------

Net income                                 $829,348        $886,688
                                       -------------   -------------

Per share data:
  From continuing operations                   $.07           $(.03)
  From discontinued operations                 -                .15
  From gain on sale                             .04               -
                                       -------------   -------------

Net income                                     $.11            $.12
                                       -------------   -------------

Note 3 - Business Acquisitions

      On December 6, 1995, the Company, through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company (FFC), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. The results of operations of this business have been consolidated with the Company since December 6, 1995.

      The following unaudited pro-forma results of operations for the seven month period ended December 31, 1995 and for the year ended May 31, 1995 is presented as though the Company's business acquisition during the seven month period ended December 31, 1995 had occurred at the beginning of the prior fiscal year ended May 31, 1995:

                                              For the seven
                                               months ended       For the year
                                               December 31,       ended May 31,
                                                  1995                1995
                                               ----------          ----------
Revenues                                       $5,957,662          $8,141,980
Net income                                     $  601,400          $6,840,548
Net income per share                           $      .08          $      .92

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

      Summarized results of operations of the discontinued operations were as follows:

                                                    For the seven   For the year
                                                    months ended       ended
                                                    December 31,       May 31,
                                                       1995             1995
                                                    -------------    -----------

  Revenues                                           $ 533,318       $17,490,757
                                                     =========       ===========
  Income (loss) before income taxes                    (42,685)        2,021,194
  Income taxes (benefit)                               (14,522)          502,535
                                                     ---------       -----------
  Net income (loss) from discontinued
    operations                                       $ (28,163)      $ 1,518,659
                                                     =========       ===========

  Gain on sale                                       $ 449,756       $16,544,329
  Income Taxes                                         152,917         7,658,641
                                                     ---------       -----------
  Net income from sale of discontinued
    operations                                       $ 296,839       $ 8,885,688
                                                     =========       ===========

Note 5 - Short-Term Investments

      Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                                  December 31,      December 31,
                                                     1996               1995
                                                  -----------        -----------
Common stock and bond funds                       $ 2,883,524        $ 3,613,394
Money market instruments                              665,619          4,585,558
Municipal bonds                                     1,343,056         15,707,507
                                                  -----------        -----------
                                                  $ 4,892,199        $23,906,459
                                                  -----------        -----------

      Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the year ended December 31, 1996, the seven month period ended December 31, 1995 and the fiscal year ended May 31, 1995, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Note 6 - Credit Losses

      A rollforward of allowance for credit losses by significant component is as follows:

                                     Portfolio
                                    Acquired from      Other
                                        FFC          Portfolios       Total
                                    ------------    ------------   ------------
Balance at December 31, 1995        $  6,122,000    $    696,000   $  6,818,000
Purchase discounts                          --        11,181,000     11,181,000
Charge offs                          (10,469,000)     (5,156,000)   (15,625,000)
Additions to reserve (Note 12)         8,100,000       5,251,000     13,351,000
                                    ------------    ------------   ------------
Balance at December 31, 1996        $  3,753,000    $ 11,972,000   $ 15,725,000
                                    ------------    ------------   ------------

Provision For Credit Losses

      During 1996, the Company purchased automobile receivables from CFAW pursuant to a ten-year purchase agreement related to the acquisition of assets from FFC in December 1995, in addition to purchases from other dealers. In 1996, the determination was made by the Company to terminate this relationship. Due to the poor performance of this portfolio, in addition to additional credit losses provided on the portfolio acquired from FFC, the Company has provided for additional credit losses relating to automobile receivables purchased from CFAW during 1996 included in the $5,251,000 noted above.

Note 7 - Investment

      In December 1991, the Company acquired a Preferred Stock Investment (3,293 shares of $500 par value, 7% cumulative convertible preferred stock) in ComputerLogic, Inc., a Georgia corporation ("ComputerLogic"), which offers computer based products to the automobile parts and repair industries. The Preferred Stock elects not less than 40% of the ComputerLogic board of directors. The Company's Preferred Stock Investment is convertible into 38% of the outstanding capital stock of ComputerLogic. The Company also has the option to increase its investment for additional consideration as described in the purchase agreement. The purchase price consisted of cash of $1,250,000 and 101,667 shares of the Company's Common Stock. The investment was being carried at the lower of cost or net realizable value.

      As a result of the sale of the Company's businesses providing computerization and communications services to the automotive industry and the resulting lack of synergistic business opportunities, the Company does not plan to exercise its option to increase its investment in ComputerLogic. The Company therefore as of May 31, 1995 wrote off its preferred stock investments totaling $1,804,256 which included unpaid management fees and unpaid preferred stock dividends of $155,460 as of May 31, 1995 and determined that any future fees and dividend received would be recorded as income when received. During the year ended December 31, 1996 the Company received $280,000 in fees and dividends from ComputerLogic.

Note  8 - Debt

Revolving Lines of Credit

      In December 1996, the Company entered into a revolving credit agreement with CS First Boston Mortgage Capital Corp. ("CSFB"), which provides for borrowings of up to $100 million collateralized by installment automobile loan contracts. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At December 31, 1996, the Company had approximately $10.3 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond. The note matures December 1999 and is renewable each year at the option of the lender. Interest is payable monthly at the LIBOR rate ( 5.55% as of December 31, 1996) plus 3%. Advances outstanding as of December 31, 1996 were $3,243,000 and the weighted average interest rate for the month of December 1996 was 8.6%.

      In conjunction with the acquisition of FFC on December 6, 1995, the Company entered into a revolving credit facility with Finova Capital Corporation ("Finova") which provided for borrowings of up to $42 million. Interest is payable monthly at the prime rate (8.25% at December 31, 1996) plus 1.75%. Advances outstanding as of December 31, 1996 were $14,839,000 and the weighted average interest rate for the month of December 1996 was 10.0%. This revolving credit facility was terminated and repaid through the utilization of the CSFB revolving credit facility in January 1997.

      The total amount available under these lines at December 31, 1996 was approximately $82 million.

Automobile Receivables Backed Notes

      In October 1996, AutoInfo Receivables Company, a wholly-owned special purpose subsidiary of the Company, sold, in a private placement, $34,281,119 of 6.53% Class A Auto Loan Backed Notes and $2,016,536 of 11.31% Class B Auto Loan Backed Notes with a stated maturity date of January 2002. These Notes are repaid from the collection of payments of principal and interest and are collateralized by approximately $40,330,000 of automobile receivables and a Reserve Account in the amount of approximately $5,600,000. In addition, the repayment of principal of the Class A Notes is guaranteed by insurance issued by MBIA Insurance Corporation, a nationally recognized insurance company. The Class A Notes were rated AAA by Standard & Poors's Rating Group and Aaa by Moody's Investor Service. The Class B Notes were rated BB by Standard & Poors's Rating Group.

      The Company acts as servicer and, as such, performs collection and servicing activities on these receivables. An Indenture and Servicing Agreement requires, among other provisions, the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1996, the Company had approximately $7.7 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond. The proceeds from the issuance of these notes were used to reduce the borrowings under the Company's senior credit facility as well as to fund the Reserve Account. The assets of AutoInfo Receivables Company are not available to pay general creditors of the Company.

      As of December 31, 1996, the balance of the Class A and Class B Notes, the underlying loan contracts receivable backing these Notes and the Reserve Account balances were as follows:

                                                     Underlying        Reserve
                                     Note           Receivables        Account
                                    Balance           Balance          Balance
                                  -----------       -----------       ----------

Class A Notes                     $29,595,453       $34,303,344       $6,178,783
Class B Notes                       2,016,536               (a)          201,654
                                  -----------                         ----------
                                  $31,611,989                         $6,380,437
                                  -----------                         ----------

      (a) The Class B Notes are collateralized by the loan contracts only after the Class A noteholders are paid in full.

Subordinated Notes and Other Debt

Subordinated notes and other debt consist of the following:

                                                                    1996           1995
                                                                -----------    -----------
Subordinated notes (a)                                          $ 8,200,000    $ 9,800,000
Subordinated notes due January 2000 payable in equal
  annual installments in January 1998, 1999 and 2000 with
  interest at 7.55% paid semi-annually                            2,000,000      2,000,000
Other notes payable due in monthly installments through 2001
  with interest at prime to 12.4%                                   510,330        267,166
                                                                -----------    -----------

Total other notes                                               $10,710,330    $12,067,166
                                                                -----------    -----------

      (a) On December 6, 1995 as part of the acquisition of FFC, the Company assumed unsecured subordinated notes in the amount of $9,800,000. In 1996, the Company redeemed $1,600,000 of the Series B Notes. These notes bear interest at the rate of 12% per annum, payable monthly. The Series A Notes ($4,900,000) mature on May 1, 1999 and the Series B Notes ($3,300,000) mature on December 31, 2000.

      The Company paid interest of approximately $3,938,000 for the year ended December 31, 1996, $231,000 for the seven month period ended December 31, 1995 and $308,000 during the fiscal year ended May 31, 1995, respectively.

Note 9 - Income Taxes

      For the year ended December 31, 1996, the seven months ended December 31, 1995 and for the year ended May 31, 1995, the provision (benefit) for income taxes consisted of the following:

                                                    Seven Months
                                     Year ended        Ended        Year ended
                                    December 31,    December 31,      May 31,
                                       1996            1995            1995
                                    -----------     -----------     -----------
Federal                             $(4,352,000)    $  (184,882)    $  (320,331)
State                                      --             8,922         (11,949)
                                    -----------     -----------     -----------
Income tax benefit on loss from
  continuing operations             $(4,352,000)    $  (175,960)    $  (332,280)
                                    -----------     -----------     -----------

Income tax on income from
  discontinued operations:
  Federal                                  --       $   (14,522)    $   593,093
  State                                    --              --           (90,558)
                                    -----------     -----------     -----------
                                    $      --       $   (14,522)    $   502,535
                                    -----------     -----------     -----------
Income taxes on gain on sale of
  discontinued operations:
  Federal                                  --       $   152,917     $ 7,148,753
  State                                    --              --           509,888
                                    -----------     -----------     -----------
                                    $      --       $   152,917     $ 7,658,641
                                    -----------     -----------     -----------

      The following table reconciles the Company's effective income tax rate on income (loss) from continuing operations to the Federal Statutory Rate for the year ended December 31, 1996, the seven month period ended December 31, 1995 and for the year ended May 31, 1995:

                                                     Seven Months
                                         Year ended     Ended       Year Ended
                                        December 31,  December 31,   May 31,
                                           1996          1995         1995
                                          ------        ------       ------
Federal Statutory Rate                     (34.0)%        34.0%       (34.0)%
Effect of:
State and local taxes, net of federal
   benefit                                  --             (.8)         (.2)
 Benefit from tax exempt income              (.8)        (81.4)        (7.0)
 Preferred stock investment write-off       --            --           23.1
 Valuation allowance against deferred
   tax assets                               15.3          --           --
 Other, net                                 --             2.5          4.3
                                          --------      --------     --------
                                           (19.5)%       (45.7)%      (13.8)%
                                          ========      ========     ========

      The Company paid income taxes of approximately $0, $6,632,000 and $884,000, for the year ended December 31, 1996, the seven month period ended December 31, 1995 and for the fiscal year ended May 31, 1995, respectively.

Note 10 - Commitments and Contingencies

Leases

      The Company is obligated under noncancellable operating leases for premises and equipment expiring at various dates through 1999. Future minimum lease payments are $313,000, $204,000, $167,000, $142,000 and $53,000 for each of the five year periods ended December 31, 2001. Lease expense for the year ended December 31, 1996, the seven month period ended December 31, 1995 and the year ended May 31, 1995 was approximately $ 227,000, $68,000 and $384,000, respectively.

401(k) Plan

      The Company is obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the year ended December 31, 1996, the seven month period ended December 31, 1995 and the year ended May 31, 1995 was approximately $38,000, $ 3,000 and $72,000, respectively.

Other Agreements

      The Company has employment agreements with two officers of the Company, one of whom is also a stockholder. The agreements expire through 1998 and provide for aggregate annual compensation of approximately $400,000. In addition, the Company has an employment agreement with a non-officer employee. This agreement expires in April 2000 and provides for an aggregate minimum annual compensation of $140,000 plus a bonus equal to one-tenth of one percent (1/10%) of the outstanding net performing installment contract receivable portfolio of the Company's non-prime auto finance business generated in the Northeast Region. An employment agreement with another non-officer employee was terminated in January 1997. In accordance with this termination, the Company is obligated for compensation at an annual rate of $140,000 through October 1997.

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

Note 11 - Stockholders' Equity

Stock Bonus Plan

      The Company has issued 425,000 shares of Common Stock pursuant to a restricted stock bonus plan to key executives, directors and consultants.

      These shares will vest ratably every two years over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares are recorded at their estimated fair market value as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period. As of December 31, 1996 110,333 of such shares had vested and 314,667 remained, subject to forfeiture.

Warrants

      In connection with the $4,000,000 7.55% subordinated long-term notes issued in January 1994, the Company issued to the noteholders six year warrants to purchase 533,333 shares of Common Stock at a per share price of $4.00. In September 1995, the Company prepaid $2,000,000 of the notes. In conjunction with the prepayment, 196,296 of these warrants were canceled. The Company has reserved 337,037 shares of Common Stock for issuance upon the exercise of the remaining warrants. No such warrants have been exercised to date.

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

      In connection with the $2,016,536 Class B Notes issued in October 1996, the Company issued 3 year warrants to purchase 159,095 shares of Common Stock at a per share price of $2.70. The Company has reserved 159,095 shares of Common Stock for issuance upon exercise of these warrants.

      In connection with the $100 million credit facility provided by CSFB in December 1996, the Company issued 3 year warrants to purchase 125,000 shares of Common Stock at a per share price of $3.70. The Company has reserved 125,000 shares of Common Stock for issuance upon exercise of these warrants.

Stock Option Plans

      The Company has four stock option plans, The 1985 Plan, The 1986 Plan, The 1989 Plan and The 1992 Plan ("the Plans"). The Company accounts for these Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these Plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                               1996                   1995
                                          --------------         --------------
Net income (loss):
  As reported                             $  (19,099,501)        $      829,348
  Pro forma                               $  (19,206,821)        $      806,178

Earnings (loss) per share:
  As reported                                     ($2.41)                  $.11
  Pro forma                                       ($2.43)                  $.10

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Pursuant to the Plans, a total of 1,287,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1986 Plan. At December 31, 1996, options to purchase 275,000 shares of Common Stock were exercisable with respect to the Plans.

      Option activity for the year ended December 31, 1996, the seven months ended December 31, 1995 and the fiscal year ended May 31, 1995 was as follows:

                                                  Number of    Weighted Average
                                                   Shares       Exercise Price
                                                  ---------    ----------------
Outstanding at June 1, 1994                        697,799          $2.94
Granted during the year                            270,000           3.41
Exercised during the year                         (502,966)          2.47
Forfeited during the year                          (30,000)          2.96
                                                  --------          -----

Outstanding at May 31, 1995                        434,833           3.75
Exercised during the period                        (21,500)          2.68
                                                  --------          -----

Outstanding at December 31, 1995                   413,333           3.70
Granted during the year                            241,000           2.96
                                                  --------          -----

Outstanding at December 31, 1996                   654,333          $3.43
                                                  --------          -----

Weighted average fair value of options granted:

                              1996          $    .96
                              1995          $   1.14

      The fair value of each option grant is estimated on the date of grant using the Black-Shoals option pricing model with the following weighted assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.20 and 6.36 percent; expected lives of 3 years for all options granted; expected volatility of 26.2 and 29.1 percent.

      On April 10, 1995, an officer of the Company exercised options to acquire 216,799 shares. In connection with this exercise, the Company received a full recourse, non-interest bearing note due in November 1997, secured by a pledge of the acquired shares in the amount of $466,797.

Other Options

      In April 1996, the Company issued non-qualified options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $3.125 per share to a new employee. These shares will vest over a four year period based upon, in part the performance of the Company's non-prime auto finance business in the Northeast region.

      An option issued upon the commencement of employment to another non-officer employee in December 1995 to purchase an aggregate of 375,000 shares of the Company's Common Stock was canceled in conjunction with the termination of the related employment agreement.

Note 12 - Unusual Item - Impairment of Long-Lived Assets on Acquired Business and Additional Credit Losses on Acquired Automobile Receivables

      The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which approximately 80% had been acquired by FFC from CFAW. In addition to the tangible assets acquired, the Company entered into a Non-Compete Agreement and a 10 year Purchase Agreement with CFAW which, among other provisions, provided for the continued purchase of automobile receivables based upon established underwriting criteria at the sole discretion and option of the Company. During the year ended December 31, 1996, the quality of the automobile receivables acquired from CFAW, both prior to the acquisition date and subsequent thereto, as evidenced by the number of repossessions and the charge-off incurred, came into question. The Company determined to cease acquiring automobile receivables from CFAW and accordingly, effective December 31, 1996, the Company entered into a Modification and Termination Agreement with CFAW.

      As a result of this action and other factors, the Company has deemed that a significant portion of the goodwill associated with the acquisition of FFC as well as the Non-Compete and Purchase Agreements are of no continuing value and, accordingly, has taken a charge against operations as of December 31, 1996 of $11,193,000 based on its evaluation of the realizable value of such assets in accordance with SFAS No. 121. Furthermore, the Company recorded additional credit losses of $8,100,000 on the acquired automobile receivables.