Form 10-Q
period 1997-03-31
AUTOINFO INC
filed 1997-05-14
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 1997

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

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

YES    X                   NO
     ----                     ------

         Number of shares outstanding of the registrant's common stock as of May 9, 1997: 8,018,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1. Financial Statements:                                                   Page
                  Condensed Balance Sheet -
                  March 31, 1997 and December 31, 1996.....................................3

                  Condensed Statements of Operations -
                  Three months ended March 31, 1997 and 1996...............................4

                  Condensed Statement of Changes in Financial Position Three
                  months ended March 31, 1997 and 1996.....................................5

                  Notes to Unaudited Condensed Financial Statements........................6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................9


Part II. Other Information ...............................................................12

Signatures        ........................................................................13

Exhibit 11        ........................................................................14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,              December 31,
                                                                      1997                     1996
                                                                  ------------              ------------
                                                                   Unaudited                  Audited
ASSETS
Gross automobile receivables                                      $ 99,771,455              $ 81,406,679
                                                                                            ------------
Unearned interest                                                  (25,455,540)              (19,687,745)
                                                                  ------------              ------------
Net automobile receivables                                          74,315,915                61,538,934
Allowance for credit losses                                        (13,917,442)              (15,725,390)
                                                                  ------------              ------------
Net automobile receivables after allowance for
  credit losses                                                     60,398,473                45,813,544

Cash                                                                 2,045,130                 4,307,038
Restricted cash                                                      6,416,250                 6,380,437
Short-term investments                                               6,443,202                 4,892,199
Fixed assets, net                                                    1,916,729                 1,725,774
Goodwill and other intangibles, net                                  2,858,718                 2,906,587
Other assets                                                         3,974,016                 4,073,502
Income tax refund, receivable                                        2,820,818                 4,352,000
                                                                  ------------              ------------
                                                                  $ 86,873,336              $ 74,451,081
                                                                  ============              ============

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
     Revolving lines of credit                                    $ 35,482,993              $ 18,082,472
     Automobile receivables backed notes                            26,057,929                31,611,989
     Subordinated notes and other debt                              10,741,385                10,710,330
     Accounts payable and accrued liabilities                        1,920,917                 1,718,901
                                                                  ------------              ------------
          Total liabilities                                         74,203,224                62,123,692
                                                                  ------------              ------------

Stockholder's Equity
  Common stock - authorized 20,000,000 shares $.01 par value; issued and outstanding - 8,018,752 as of March 31, 1997 and
       7,954,752 as of December 31, 1996                                80,188                    79,548
    Additional paid-in capital                                      18,260,642                18,171,282
    Officer note receivable                                           (466,797)                 (466,797)
    Deferred compensation under stock bonus plan                      (301,391)                 (385,930)
    Retained earnings (deficit)                                     (4,822,530)               (5,070,714)
                                                                  ------------              ------------
        Total stockholder's equity                                  12,670,112                12,327,389
                                                                  ------------              ------------

                                                                  $ 86,873,336              $ 74,451,081
                                                                  ============              ============


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended
                                                                    March 31,                March 31,
                                                                      1997                     1996
                                                                  ------------              ------------
Revenues:
   Interest and other finance revenue                             $  4,251,243              $  2,330,571
   Investment income                                                    61,604                   284,406
   Long distance telephone services                                     92,061                   143,066
                                                                  ------------              ------------

       Total revenues                                                4,404,905                 2,758,043
                                                                  ------------              ------------

Costs and expenses:
   Interest expense                                                  1,569,398                   821,559
   Operating expenses                                                2,323,817                 1,214,689
   Depreciation & amortization                                         152,071                   236,663
                                                                  ------------              ------------
   Total operating expenses                                          4,045,286                 2,272,911
                                                                  ------------              ------------

Income before income taxes                                             359,622                   485,132

Provision for income taxes                                             111,438                    83,583
                                                                  ------------              ------------

Net income                                                        $    248,184              $    401,549
                                                                  ============              ============

Net income per share                                              $        .03              $        .05
                                                                  ============              ============

Weighted average number of common
   and common equivalent shares                                      7,995,816                 7,783,886
                                                                  ------------              ------------


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                      1997                        1996
                                                                  ------------              ------------
Cash flows from operating activities:
Net income                                                            $248,184                  $401,549
Adjustments to reconcile net income to net cash provided by
     (used in) operations activities:
     Depreciation and amortization                                     152,071                   236,663
     Amortization of deferred compensation                               4,540                     4,541
Changes in assets and liabilities:
     Automobile receivables, net                                   (14,584,929)               (6,196,264)
     Other assets                                                       99,486                (1,172,150)
     Income tax refund receivable                                    1,531,182                      --
     Accounts payable and accrued liabilities                          202,015                   406,765
                                                                  ------------              ------------

Net cash (used in) continuing operations                           (12,347,451)               (7,132,426)
                                                                  ------------              ------------

Cash flows from investing activities:
     Capital expenditures                                             (295,157)                 (288,741)
     Proceeds from redemptions of short term investments             2,562,182                16,192,259
     Purchases of short term investments                            (4,113,185)               (8,050,497)
                                                                  ------------              ------------
Net cash provided by (used in) investing activities                 (1,846,160)                7,853,021
                                                                  ------------              ------------

Cash flows from financing activities:
     Increase in (reduction of) borrowings                          11,877,516                (1,849,053)
     Issuance of common stock                                           90,000                   231,000
     Increase in restricted cash                                       (35,813)                     --
                                                                  ------------              ------------
Net cash provided by (used in) financing activities                 11,931,703                (1,618,053)
                                                                  ------------              ------------

Net increase (decrease) in cash                                     (2,261,908)                 (897,458)
Cash at beginning of period                                          4,307,038                   964,842
                                                                  ------------              ------------

Cash at end of period                                               $2,045,130                   $67,384
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

The estimate of the allowance for credit losses requires a high degree of judgment based upon, among other things, the inherent risk associated with the portfolio of loans being purchased from dealers. Changes in estimates and additional losses on portfolios could develop in the future based on changes in economic factors and other circumstances and such changes could be significant. The Company estimates and records losses as they become apparent, estimable and probable.

Concentration of Credit Risks

The Company's primary credit risk relates to lending to individuals who cannot obtain traditional forms of financing. The Company is currently acquiring automobile receivables in 13 states and, accordingly, does not believe that its business is subject to credit risk with respect to geographic concentration.

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of the net realizable amount upon liquidation. As of March 31, 1997, there were 370 repossessed vehicles held for resale with an aggregate value of approximately $917,000.

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

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                                  March 31,                 December 31,
                                                    1997                        1996
                                               --------------             ---------------
Common stock and bond funds                    $    2,373,793            $      2,883,524
Money market instruments                            2,126,352                     665,619
Municipal bonds                                     1,943,057                   1,343,056
                                               --------------             ---------------
                                               $    6,443,202             $     4,892,199
                                               --------------             ---------------

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three month periods ended March 31, 1997 and 1996, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Fixed Assets

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Goodwill and Other Intangibles

The excess of cost over the fair value of net assets acquired is allocated to goodwill and other intangibles and is being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The pronouncement is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company currently uses methods that are consistent with SFAS No. 121 to evaluate the carrying amount of goodwill and other intangibles including comparing estimated future cash flows identified with each long-lived asset group. For purposes of such comparison, portions of unallocated excess of cost over net assets acquired were attributed to related long-lived assets and identifiable intangible assets based upon the relative fair values of such assets at acquisition. In the fourth quarter of 1996, the Company determined that certain components of goodwill and other intangible assets were impaired resulting in a charge to operations of $11,193,000.

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

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition And Results of Operations

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General

         The Company, since December 1995, has been a specialized consumer finance company that acquires and services automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

Results of Operations

Three Months Ended March 31, 1997 and 1996

Revenues

Revenues for the three month periods ended March 31, 1997 and 1996 were derived from the interest and other finance revenue ($4,251,000 and $2,331,000, respectively), investment income ($62,000 and $284,000, respectively) and the long-distance telephone service business ($92,000 and $143,000, respectively). The increase in the interest and other finance revenue is directly related to the growth in the Company's portfolio of automobile receivables from $37,297,000 to $74,316,000. The decrease in investment income is the result of the investment by the Company in the growth of the automobile receivables portfolio.

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three month periods ended March 31, 1997 and 1996:

                                          1997                    1996
                                      ------------            ------------
Average loans receivable              $ 66,577,000            $ 33,905,000
                                      ------------            ------------
Average loan payable                    63,280,000              29,737,000
                                      ------------            ------------

Interest income                          $3,812000            $  2,259,000
Interest expense                         1,532,000                 784,000
                                      ------------            ------------

Net interest expense                   $2,280,,000            $  1,475,000
                                      ------------            ------------

Yield on loans (1)                            22.9%                   26.7%
Cost of funds                                  9.7%                   10.5%
                                      ------------            ------------

Net interest spread                           13.2%                   16.2%
                                      ------------            ------------

Net interest margin (2)                       13.7%                   17.4%
                                      ------------            ------------

(1)  Percentages are presented on an annualized basis.
(2) Net interest margin is net interest income divided by average loans outstanding.

Costs and Expenses

Interest expense for the three month periods ended March 31, 1997 and 1996 ($1,569,000 and $822,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The increase is directly related to the increase in total outstanding debt utilized to support the growth of the Company's automobile receivables portfolio.

Operating expenses for the three months ended March 31, 1997 and 1996 ($2,324,000 and $1,215,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The increase is directly related to the opening of the Northeast Region operating center and the general growth of the Company's automobile finance business.

Depreciation and amortization expense for the three months ended March 31, 1997 and 1996 ($152,000 and $237,000, respectively) consisted primarily of the depreciation of fixed assets and the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. The decrease is the result of the write-off of goodwill in the fourth quarter of 1996.

Income from Operations

Income from continuing operations for the three month periods ended March 31, 1997 and 1996 was $360,000 and $485,000, respectively. In the first quarter of 1997, Revenues and Income from operations included investment income of $62,000 in the first quarter compared to $284,000 in the prior year. Income taxes were $111,000 and $84,000, respectively, or an effective tax rate of 31% and 17%, respectively, as a result of a portion of the Company's investment income being derived from instruments exempt from federal taxation.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of March 31, 1997 and December 31, 1996:

                                                                     March 31,              December 31,
                                                                       1997                     1996
                                                                  ------------              ------------
Allowance for credit losses                                       $ 13,917,000              $ 15,725,000
Percentage of outstanding installment contracts                           18.7%                     25.5%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of March 31, 1997 and December 31, 1996:

                                                   March 31,                     December 31,
                                                     1997                            1996
                                              --------------------------------------------------------------
                                                    Amount           % (1)          Amount          % (1)
                                              --------------------------------------------------------------
60 to 89 days delinquent                          $2,065,000          2.1%         $3,290,000         4.1%
90 days or more delinquent                           856,000           .8%          1,739,000         2.2%

Total delinquent loans                            $2,921,000          2.9%         $5,029,000         6.3%

(1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

Management has reviewed its past due loans and repossessed collateral as of March 31, 1997 and, in management's opinion, the allowance for credit losses is adequate to absorb losses in the portfolio.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

In October 1996, the Company issued $36.3 million of Securitized Notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At March 31, 1997, the Company had approximately $7.8 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

In December 1996, the Company entered into a financing agreement with a lender which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points and replaced the Company's existing $42 million facility. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At March 31, 1997, the Company had approximately $10.7 million of tangible net worth and was in compliance with all other covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

The Company has outstanding $10.2 million of subordinated debt. This amount consists of $8.2 million of 12% notes which were included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes issued by the Company in 1994.

The Company's liquid assets amounted to $8.5 million as of March 31, 1997. In addition, the Company has $6.4 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996.

The total amount of debt outstanding as of March 31, 1997 and December 31, 1996 was $72.2 million and $60.4 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of March 31, 1997 and December 31, 1996, respectively:

                                                             March 31, 1997                    December 31, 1996
                                                             --------------                    -----------------
                                                                         Weighted                           Weighted
                                                                          Average                            Average
                                                        Balance            Rate            Balance            Rate
                                                        -------            ----            -------            ----
Revolving lines of credit                                $35.5             8.47%            $18.1             8.75%
Automobile receivable backed notes                       $26.1             6.90%            $31.6             6.75%
Subordinated debt                                        $10.2            11.13%            $10.2            11.75%

The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. The Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. The Company plans to continue to meet its capital needs through the cash flow generated from the payment of principal and interest on its outstanding automobile portfolio, the utilization of its senior credit facility, the issuance of receivable backed notes and the issuance of subordinated debt instruments. As of March 31, 1997, $64.5 million is available under the Company's senior credit facility. The Company believes that it has sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

The Company is primarily engaged in the acquisition of automobile receivables. It finances this acquisition program through the utilization of available lines of credit and other forms of debt. Accordingly, an increase in the cost of borrowing could adversely impact the results of operations by impacting the spread between interest earned on existing automobile receivables and the cost of borrowings which, to some degree, are variable. Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 1997.

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


Date:    May 12, 1997