Form 10-Q/A
period 1996-06-30
AUTOINFO INC
filed 1997-05-27
CIK 351017

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1996

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ____________________

Commission File Number: 0-14786

                                 AUTOINFO, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-2867481
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

     This Form 10-Q/A amends Part I, Items 1 and 2 and Exhibit 11 of the Registrant's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

        Item 1.Financial Statements:                                                         Page

                      Condensed Balance Sheet -
                       June 30, 1996 and December 31, 1995.................................     3

                      Condensed Statements of Operations -
                      Three and six months ended June 30, 1996 and
                      and May 31, 1995.....................................................     4

                      Condensed Statement of Changes in Financial Position -
                      Six months ended June 30, 1996 and May 31, 1995......................     5

                      Notes to Unaudited Condensed Financial Statements....................     6

        Item 2.Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................................     9

Part II.  Other Information                                                                    12

Signatures            .....................................................................    13

Exhibit 11            .....................................................................    14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,          December 31,
                                                            1996               1995
                                                      --------------     ---------------
                                                        Unaudited
 ASSETS

 Cash                                                 $    1,588,461     $       964,842
 Short-term investments                                   10,100,984          23,906,459
 Installment contracts receivable, net                    38,974,061          25,073,858
 Fixed assets, net                                         1,184,027             256,269
 Goodwill and other intangibles, net                      14,114,824          14,302,274
 Other assets                                              2,399,413           1,291,674
                                                     ----------------    ----------------

                                                      $   68,361,770     $    65,795,376
                                                     ================    ================

 LIABILITIES AND STOCKHOLDERS EQUITY

 Liabilities:
      Revolving line of credit                        $   26,279,025     $    20,679,024
      Subordinated notes and other debt                   10,218,113          12,067,166
      Accounts payable and accrued liabilities               922,514           1,462,555
      Income taxes payable                                    61,811             568,278
                                                     ----------------    ----------------
           Total liabilities                              37,481,463          34,777,023
                                                     ----------------    ----------------

 Stockholder's Equity
   Common stock - authorized 20,000,000
   shares
       $.01 par value; issued and outstanding -
       7,954,752 as of September 30, 1996 and
       7,772,752 as of December 31, 1995                      79,548              77,778
     Additional paid-in capital                           18,171,282          17,782,677
     Officer note receivable                                (466,797)           (466,797)
     Deferred compensation under stock bonus plan           (395,012)           (404,092)
     Retained earnings                                    13,491,286          14,028,787
                                                     ----------------    -----------------
         Total stockholder's equity                       30,880,307          31,018,353
                                                     ----------------    -----------------

                                                     $    68,361,770     $    65,795,376
                                                     ================    =================


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six Months Ended           Three Months Ended
                                                           June 30,       May 31,     June 30,        May 31,
                                                             1996          1995         1996           1995
                                                        ------------   -----------   -----------   -----------
Revenues:
   Interest and other finance revenue                    $ 5,078,038   $      --     $ 2,747,467   $        --
   Investment income                                         515,019       357,971       230,613       252,905
   Long distance telephone services                          280,149       482,594       137,083       197,888
                                                         -----------   -----------   -----------   -----------

       Total revenues                                      5,873,206       840,565     3,115,163       450,793
                                                         -----------   -----------   -----------   -----------

Costs and expenses:
   Interest expense                                        1,670,531       156,574       848,972        77,915
   Operating expenses                                      2,757,521     2,832,995     1,542,832     2,474,418
   Depreciation & amortization                               489,123        12,792       252,460        11,709
   Unusual item - provision for credit losses on
    acquired automobile receivables                        2,000,000                   2,000,000
                                                         -----------   -----------   -----------   -----------
   Total operating expenses                                6,917,175     3,002,361     4,644,264     2,564,042
                                                         -----------   -----------   -----------   -----------

(Loss) from continuing operations                         (1,043,969)   (2,161,796)   (1,529,101)   (2,113,249)

Provision for income taxes (benefit)                        (506,467)     (223,335)     (590,050)     (199,203)
                                                         -----------   -----------   -----------   -----------

Net income (loss) from continuing operations                (537,502)   (1,938,461)     (939,051)   (1,914,046)

Income from discontinued operations, net                        --       9,480,160          --       9,105,295
                                                         -----------   -----------   -----------   -----------
Net income                                               $  (537,502)  $ 7,541,699   $  (939,051)  $ 7,191,249
                                                         ===========   ===========   ===========   ===========

Net income (loss) per share:
Continuing operations                                    $      (.07)  $      (.26)  $      (.12)  $      (.26)
Discontinued operations                                         --            1.28          --            1.23
                                                         -----------   -----------   -----------   -----------
Net income per share                                     $      (.07)  $      1.02   $      (.12)  $       .97
                                                         ===========   ===========   ===========   ===========

Weighted average number of common and common
 equivalent shares                                         7,885,487     7,460,196     7,987,088     7,571,812
                                                         -----------   -----------   -----------   -----------


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                June 30, 1996          May 31, 1995
                                                             --------------------   --------------------
Cash flows from operating activities:
Net income                                                   $         (537,502)        $    7,541,699
Adjustments to reconcile net income to net cash provided
     by (used in) operations activities:
     Depreciation and amortization                                      489,123                 12,792
     Amortization of deferred compensation                                9,081                  9,081
     Gain on sale of discontinued operations                                 --            (16,544,329)
     Preferred stock investment write-off                                    --              1,648,797
Changes in assets and liabilities:
     Installment contracts receivable                               (13,900,203)                    --
     Other current assets                                                                      152,994
     Other assets                                                    (1,107,739)                68,287
     Income taxes payable                                              (540,041)             7,131,543
     Accounts payable and accrued liabilities                          (506,468)               629,540
                                                             --------------------   --------------------

Net cash provided by (used in) continuing operations                (16,093,749)               650,404
                                                             --------------------   --------------------
Net cash used by discontinued operations and
  non-cash charges                                                            --               (238,087)
                                                             --------------------   --------------------

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                           --             30,350,000
     Officer note receivable                                                 --               (466,797)
     Capital expenditures                                            (1,229,431)                (2,476)
     Proceeds from redemptions short term investments                21,717,616                     --
     Purchases of short term investments                             (7,912,141)           (30,759,038)
                                                             --------------------   --------------------
Net cash provided (used in) investing activities                     12,576,044               (878,311)
                                                             --------------------   --------------------

Cash flows from financing activities:
     Increase in (reduction of) borrowings                            3,750,948               (346,549)
     Issuance of common stock                                           390,375                     --
     Exercise of stock options                                               --              1,235,895
                                                             --------------------   --------------------
Net cash used for financing activities                                4,141,323                889,346
                                                             --------------------   --------------------

Net increase in cash                                                    623,618                423,352
Cash at beginning of period                                             964,842                 98,516
                                                             --------------------   --------------------

Cash at end of period                                        $        1,588,460         $      521,868
                                                             ====================   ====================


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

Note 3 - Marketable Securities

     Effective June 1, 1994, the Company, as required, adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This pronouncement establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. This statement supersedes Statement No. 12 "Accounting for Certain Marketable Securities."

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

Note 4 - Installment Contracts Receivable

     The following is a summary of automobile receivables as of June 30, 1996 and December 31, 1995:

                                           June 30,      December 31,
                                             1996           1995
                                         ------------   ------------
Gross installment contracts receivable   $ 64,140,379   $ 44,070,860
Less: Unearned finance charges and fees   (16,813,558)   (12,178,807)
Less: Allowance for credit losses          (8,352,760)    (6,818,195)
                                         ------------   ------------
Installment contracts receivable, net    $ 38,974,061   $ 25,073,858
                                         ------------   ------------

Note 5 - Unusual Item - Additional Credit Losses On Acquired Automobile Receivables

     The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which 80% had been acquired by FFC from Charlie Falk Auto Wholesale, Incorporated ("CFAW"), the prior majority owner of FFC. During the quarter ended June 30, 1996, the quality of this portfolio as evidenced by the number of repossessions and the charge-off losses incurred resulted the Company recording additional credit losses of $2,000,000.

Note 6 - Reconciliation of Previously Reported Data

     The following table reconciles summary financial data with amounts previously reported:

                                    For the three months ended                 For the six months ended
                                          June 30, 1996                              June 30, 1996
                                   As                                      As
                               Previously   Adjustment        As       Previously   Adjustment        As
                                Reported                   Restated     Reported                    Restated
                               ----------  -----------   -----------   -----------  -----------    -----------

Revenues                       $3,225,163  $  (110,000)  $ 3,115,163    $5,983,206  $  (110,000)   $ 5,873,206

Income (loss) from operations     580,899   (2,110,000)   (1,529,101)    1,066,031   (2,110,000)    (1,043,969)

Net income (loss)                 453,606   (1,392,657)     (939,051)      855,155   (1,392,657)      (537,502)

Net income (loss) per share           .06         (.18)         (.12)          .11         (.18)          (.07)

     The adjustments consist of an interest rate yield reduction of $110,000 and a $2,000,000 provision for credit losses on the automobile receivables acquired from FFC.

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

     Installment contracts receivable increased by approximately $13.9 million in the six month period ended June 30, 1996 as a result of an increase in the number of contracts purchased from dealers due to the Company's expanded marketing program.

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

Three and Six Months Ended June 30, 1996

Revenues

     Revenues for the three and six month periods ended June 30, 1996 were derived from the non-prime automobile finance business ($2,747,000 and $5,078,000, respectively), the long-distance telephone service business ($137,000 and $280,000, respectively) and investment income ($231,000 and $515,000, respectively).

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

                                             Six months ended          Three months ended
                                               June 30, 1996             June 30, 1996
                                           ----------------------    -----------------------
Average loans receivable                             $38,071,000                $42,089,000
                                           ----------------------    -----------------------
Average loan payable                                  30,687,000                 31,185,000
                                           ----------------------    -----------------------

Interest income                                       $4,870,000                 $2,611,000
Interest expense                                       1,595,000                    811,000
                                           ----------------------    -----------------------

Net interest expense                                  $3,275,000                 $1,800,000
                                           ----------------------    -----------------------

Yield on loans (1)                                         25.6%                      24.8%
Cost of funds (1)                                          10.4%                      10.4%
                                           ----------------------    -----------------------

Net interest spread                                        15.2%                      14.4%
                                           ----------------------    -----------------------

Net interest margin (2)                                    17.2%                      17.1%
                                           ----------------------    -----------------------

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

     The Unusual item - provision for credit losses on acquired automobile receivables is the result of the Company recording additional credit losses of $2,000,000 of the portfolio acquired from FFC in December 1995.

Income from Operations

     The loss from continuing operations for the three and six month periods ended June 30, 1996 was $(1,529,000) and $(1,044,000), respectively. Income tax benefits were $(590,000) and $(506,000), respectively, for an effective tax rate of 37% and 48%, respectively, as a result of a portion of the Company's investment income being derived from instruments exempt from federal taxation.

Installment Contracts Receivable

     The following table provides information regarding the Company's allowance for credit losses as of June 30, 1996:

       Allowance for credit losses                         $ 8,353,000
       Percentage of outstanding installment contracts       17.9%

     The following table summarizes the Company's delinquent accounts that are more than 60 days delinquent as of June 30, 1996:

                                      Amount       % (1)
                                      ------------------
       60 to 89 days delinquent        $2,176,000   3.5%
       90 days or more delinquent       1,151,000   2.0%
                                      ------------------

       Total delinquent loans          $3,327,000   5.5%
                                      ------------------

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


                                      AUTOINFO, INC.
                                       (Registrant)


                                /s/  Scott Zecher
                                -----------------
                                     Scott Zecher
                                     President & Chief Operating Officer


Date: May 12, 1997              /s/  William I. Wunderlich
                                --------------------------
                                     William I. Wunderlich
                                     Treasurer, Secretary And
                                     Principal Financial Officer