Form 10-Q/A
period 1996-09-30
AUTOINFO INC
filed 1997-05-27
CIK 351017

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


This Form 10-Q/A amends Part I, Items 1 and 2 and Exhibit 11 of the Registrant's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1996.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1. Financial Statements:                                      Page
                                                                            ----
                 Condensed Balance Sheet -
                 September 30, 1996 and December 31, 1995....................3

                 Condensed Statements of Operations -
                 Three and nine months ended September 30, 1996 and
                 August 31, 1995.............................................4

                 Condensed Statement of Changes in Financial Position Nine
                 months ended September 30, 1996 and August 31, 1995.........5

                 Notes to Unaudited Condensed Financial Statements...........6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................9


Part II. Other Information ..................................................12

Signatures        ...........................................................13

Exhibit 11        ...........................................................14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,            December 31,
                                                                       1996                     1995
                                                                --------------------    --------------------
                                                                     Unaudited
ASSETS

Cash                                                            $           89,513       $         964,842
Short-term investments                                                   7,890,053              23,906,459
Installment contracts receivable, net                                   41,009,531              25,073,858
Fixed assets, net                                                        1,599,293                 256,269
Goodwill and other intangibles, net                                     15,079,410              14,302,274
Other assets                                                             3,957,082               1,291,674
                                                                --------------------    --------------------
                                                                $       69,624,882       $      65,795,376
                                                                ====================    ====================

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
     Revolving line of credit                                   $       30,404,025       $      20,679,024
     Subordinated notes and other debt                                  10,618,113              12,067,166
     Accounts payable and accrued liabilities                              813,217               1,462,555
     Income taxes payable                                                        -                 568,278
                                                                --------------------    --------------------
          Total liabilities                                             41,835,355              34,777,023
                                                                --------------------    --------------------

Stockholder's Equity
  Common stock - authorized 20,000,000 shares
       $.01 par value; issued and outstanding -
       7,954,752 as of September 30, 1996 and
       7,772,752 as of December 31, 1995                                    79,548                  77,778
    Additional paid-in capital                                          18,171,282              17,782,677
    Officer note receivable                                               (466,797)               (466,797)
    Deferred compensation under stock bonus plan                          (390,472)               (404,092)
    Retained earnings                                                   10,395,966              14,028,787
                                                                --------------------    ---------------------
        Total stockholder's equity                                      27,789,527              31,018,353
                                                                --------------------    ---------------------

                                                                 $      69,624,882       $      65,795,376
                                                                ====================    =====================


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            Nine Months Ended                         Three Months Ended
                                                    September 30,           August 31,          September 30,          August 31,
                                                        1996                   1995                 1996                  1995
                                                 ------------------     -----------------    ------------------     ----------------
Revenues:
   Interest and other finance revenue             $    8,135,400         $            -       $      3,057,362      $            --
   Investment income                                     801,917                858,314                286,898              500,343
   Long distance telephone services                      399,725                682,370                119,576              199,776
                                                 ------------------     -----------------    ------------------     ----------------

       Total revenues                                  9,337,042              1,540,684              3,463,836              700,119
                                                 ------------------     -----------------    ------------------     ----------------

Costs and expenses:
   Interest expense                                    2,678,941                233,782              1,008,410               77,208
   Operating expenses                                  4,679,836              3,479,584              1,922,315              646,589
   Depreciation & amortization                           814,727                 16,541                325,604                3,749
   Provision for credit losses                         2,626,000                                     2,626,000
   Unusual item - provision for credit losses
     on acquired  automobile receivables               4,300,000                                     2,300,000
                                                 ------------------     -----------------    ------------------
   Total operating expenses                           15,099,504              3,729,907              8,182,329              727,546
                                                 ------------------     -----------------    ------------------     ----------------

(Loss) from continuing operations                     (5,762,462)            (2,189,223)            (4,718,493)             (27,427)

Provision for income taxes (benefit)                  (2,129,640)              (381,843)            (1,623,173)            (158,508)
                                                 ------------------     -----------------    ------------------     ----------------

(Loss) form continuing operations                     (3,632,822)            (1,807,380)            (3,095,320)             131,081

Income from discontinued operations, net                      --              9,451,970                     --              (28,190)

Gain on sale of discontinued operations                       --                257,125                     --              257,125

                                                 ------------------     -----------------    ------------------     ----------------
Net income (loss)                                 $   (3,632,822)        $    7,901,715       $     (3,095,320)      $      360,016
                                                 ==================     =================    ==================     ================

Net income (loss) per share:
Continuing operations                             $         (.46)        $         (.24)      $           (.39)     $           .02
Discontinued operations                                       --                   1.25                      --                  --
Gain on sale                                                  --                    .03                      --                 .03
                                                 ------------------     -----------------    ------------------     ----------------
Net income per share                              $         (.46)        $         1.04       $           (.39)     $           .05
                                                 ==================     =================    ==================     ================
Weighted average number of common
and common equivalent shares                           7,918,329              7,561,477              8,000,615            7,764,045
                                                 ------------------     -----------------    ------------------     ----------------


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                            September 30, 1996            August 31, 1995
                                                                         -------------------------    -------------------------
Cash flows from operating activities:
Net income (loss)                                                        $           (3,632,822)      $            7,901,715
Adjustments to reconcile net income to net cash provided by
     (used in) operations
     activities:
     Depreciation and amortization                                                      814,727                       16,541
     Amortization of deferred compensation                                               13,621                       13,622
     Gain on sale of discontinued operations                                                 --                  (16,933,912)
     Preferred stock investment write-off                                                    --                    1,648,797
Changes in assets and liabilities:
     Installment contracts receivable                                               (16,935,673)                          --
     Other current assets                                                                                              1,100
     Other assets                                                                    (2,665,408)                      59,725
     Income taxes payable                                                              (568,278)                     565,271
     Accounts payable and accrued liabilities                                          (649,339)                     362,831
                                                                         -------------------------    -------------------------

Net cash provided by (used in) continuing operations                                (23,623,172)                   6,364,310
                                                                         -------------------------    -------------------------

Net cash used by discontinued operations and non-cash charges                                --                     (403,400)
                                                                         -------------------------    -------------------------

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                                           --                   34,100,000
     Officer note receivable                                                                 --                     (466,797)
     Capital expenditures                                                            (1,934,886)                     (13,151)
     Proceeds from redemptions short term investments                                22,758,488                           --
     Purchases of short term investments                                             (6,742,082)                 (30,759,038)
                                                                         -------------------------    -------------------------
Net cash provided (used in) investing activities                                     14,081,520                   (6,117,255)

Cash flows from financing activities:
     Increase in (reduction of) borrowings                                            8,275,948                     (399,638)
     Issuance of common stock                                                           390,375                           --
     Exercise of stock options                                                               --                    1,238,520
                                                                         -------------------------    -------------------------
Net cash used for financing activities                                                8,666,323                      838,882
                                                                         -------------------------    -------------------------

Net increase (decrease) in cash                                                        (875,329)                     188,427
Cash at beginning of period                                                             964,842                       98,516
                                                                         -------------------------    -------------------------

Cash at end of period                                                    $               89,513       $               286,943
                                                                         =========================    =========================


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

Fiscal Year

On February 28, 1996, the Company made an election to change its fiscal year-end from May 31 to December 31. The Company believes that this change provides shareholders with information on a basis more comparable to other public entities in the specialized automobile finance industry. The Company will continue to present the most comparable prior fiscal year period, the three and nine month periods ended August 31, 1995 for this Form 10-Q Report.

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

Note 4 - Installment Contracts Receivable

The following is a summary of installment contracts receivable as of September 30, 1996 and December 31, 1995:

                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
Gross installment contracts receivable    $      70,042,865     $   44,070,860
Less: Unearned finance charges and fees         (17,598,173)       (12,178,807)
Less: Allowance for credit losses               (11,435,161)        (6,818,195)
                                          -------------------   ---------------

Installment contracts receivable, net     $       41,009,531    $   25,073,858
                                          -------------------   ---------------

Note 5 -Unusual Item - Additional Credit Losses On Acquired Automobile
Receivables

The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which 80% had been acquired by FFC from Charlie Falk Auto Wholesale, Incorporated ("CFAW"), the prior majority owner of FFC. During the quarters ended June 30, 1996 and September 30, 1996, the quality of this portfolio as evidenced by the number of repossessions and the charge-off losses incurred resulted in the Company recording additional credit losses of $4,300,000 of which $2,300,000 was recorded in the three months ended September 30, 1996.

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

Note 7 - Reconciliation of Previously Reported Data

The following table reconciles summary financial data with amounts previously reported:

                                      For the three months ended                    For the nine months ended
                                          September 30, 1996                           September 30, 1996
                                    As                                           As
                                Previously    Adjustment        As           Previously    Adjustment         As
                                 Reported                    Restated         Reported                     Restated
                               -----------------------------------------    ------------------------------------------
Revenues                       $  3,592,836  $  (129,000)  $  3,463,836     $  9,576,042   $  (239,000)   $ 9,337,042

Income (loss) from operations       336,507   (5,055,000)   (4,718,493)        1,402,538    (7,165,000)   (5,764,462)

Net income (loss)                   235,855   (3,331,175)   (3,095,320)        1,091,010    (4,723,832)   (3,632,822)

Net income (loss) per share             .03         (.42)         (.39)              .14          (.60)         (.46)

The adjustments consist of an interest rate yield reduction ($129,000 and $239,000, respectively), a provision for credit losses on the automobile receivables acquired from FFC ($2,300,000 and $4,300,000, respectively) and a provision for credit losses for the current portfolios of $2,626,000 in both periods.

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

The total amount of debt outstanding as of September 30, 1996 was $41.0 million, none of which is due in less than one year. This debt was comprised of a senior credit facility of $30.4 million and subordinated notes of $8.2 million included in the liabilities assumed with the acquisition of FFC in December 1995, $2 million of subordinated notes issued by the Company in January 1994 and $400 thousand of equipment notes issued during the quarter ended September 30, 1996. The Company retired $1.6 million of subordinated notes during the three months ended March 31, 1996. The Company has adequate resources to meet these obligations.

Inflation and changing prices had no material impact on revenues or the results of operations for the nine month period ended September 30, 1996. There are no known trends or commitments which may have an impact on the Company's liquidity.

Net installment contracts receivable increased by approximately $16.0 million in the nine month period ended September 30, 1996 as a result of an increase in the number of contracts purchased from dealers due to the Company's expanded marketing program.

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

Three and Nine Months Ended September 30, 1996

Revenues

Revenues for the three and nine month periods ended September 30, 1996 were derived from the non-prime automobile finance business ($3,057,000 and $8,135,000, respectively), the long-distance telephone service business ($120,000 and $400,000, respectively) and investment income ($287,000 and $802,000, respectively).

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

                               Nine months ended    Three months ended
                              September 30, 1996    September 30, 1996
                              ------------------    ------------------

Average loans receivable          $41,687,000           $49,248,000
                                  -----------           -----------
Average loan payable               32,912,000            37,198,000
                                  -----------           -----------

Interest income                    $7,816,000            $2,992,000
Interest expense                    2,565,000               970,000
                                  -----------           -----------

Net interest expense               $5,251,000            $2,022,000
                                  -----------           -----------

Yield on loans(1)                       24.9%                 24.3%
Cost of funds(1)                        10.4%                 10.4%
                                  -----------           -----------

Net interest spread                     14.5%                 13.9%
                                  -----------           -----------

Net interest margin(2)                  16.7%                 16.4%
                                  -----------           -----------

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

The provision for credit losses is the result of the Company recording additional credit losses based upon the quality and performance of its automobile receivable portfolio.

The unusual item - provision for credit losses on acquired automobile receivables is the result of the Company recording additional credit losses of $2,000,000 of the portfolio acquired from FFC in December 1995.

Income from Operations

The loss from continuing operations for the three and nine month periods ended September 30, 1996 was $(3,095,000) and $(3,633,000), respectively. Income tax benefits were $(1,623,000) and $(2,130,000), respectively, or an effective tax rate of 34% and 37%, respectively, as a result of a portion of the Company's investment income being derived from instruments exempt from federal taxation.

Installment Contracts Receivable

The following table provides information regarding the Company's allowance for credit losses as of September 30, 1996:

          Allowance for credit losses                              $ 11,435,000
          Percentage of outstanding installment contracts              22.2%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of September 30, 1996:

                                                   Amount              %(1)
                                            ------------------------------------
          60 to 89 days delinquent               $2,946,000            4.3%
          90 days or more delinquent              1,798,000            2.6%

          Total delinquent loans                 $4,744,000            6.9%

                     (1) All percentages are gross loans outstanding and are
                         presented on an annualized basis.

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

                                       AUTOINFO, INC.
                                       (Registrant)


                                       /s/ Scott Zecher
                                       --------------------------------------
                                       Scott Zecher
                                       President & Chief Executive Officer


                                       /s/ William I. Wunderlich
                                       --------------------------------------
                                       William I. Wunderlich
                                       Treasurer, Secretary and Principal
                                       Financial Officer


Date: May 12, 1997