Form 10-Q
period 1997-06-30
AUTOINFO INC
filed 1997-08-14
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1997

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

           One Paragon Drive., Suite 255., Montvale, New Jersey 07645
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (201) 930-1800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES |X|  NO |_|

         Number of shares outstanding of the registrant's common stock as of August 11, 1997: 8,018,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1. Financial Statements:                                      Page
                                                                            ----

                  Condensed Balance Sheets -
                  June 30, 1997 (unaudited) and December 31, 1996.............3

                  Condensed Statements of Operations (unaudited)-
                  Three and Six months ended June 30, 1997 and 1996...........4

                  Condensed Statements of Cash Flows (unaudited)-
                  Six months ended June 30, 1997 and 1996.....................5

                  Notes to Unaudited Condensed Financial Statements...........6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................9

Part II. Other Information....................................................13

Signatures....................................................................14

Exhibit 11....................................................................15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,      December 31,
                                                            1997            1996
                                                        -------------   ------------
                                                          Unaudited        Audited
ASSETS
Gross automobile receivables                            $ 129,315,763   $ 81,406,679
Unearned interest                                         (32,618,143)   (19,867,745)
                                                        -------------   ------------
Net automobile receivables                                 96,697,620     61,538,934
Allowance for credit losses                               (15,207,260)   (15,725,390)
                                                        -------------   ------------
Net automobile receivables after allowance for
  credit losses                                            81,490,360     45,813,544

Cash                                                        2,295,435      4,307,038
Restricted cash                                             5,572,576      6,380,437
Short-term investments                                      4,358,484      4,892,199
Fixed assets, net                                           2,091,833      1,725,774
Goodwill and other intangibles, net                         2,810,851      2,906,587
Other assets                                                4,370,678      4,073,502
Income tax refund, receivable                               3,483,731      4,352,000
                                                        -------------   ------------

                                                        $ 106,473,948   $ 74,451,081
                                                        =============   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:
     Revolving lines of credit                          $  57,919,969   $ 18,082,472
     Automobile receivables backed notes                   21,794,650     31,611,989
     Subordinated notes and other debt                     10,921,777     10,710,330
     Accounts payable and accrued liabilities               1,601,405      1,718,901
                                                        -------------   ------------
          Total liabilities                                92,237,801     62,123,692
                                                        -------------   ------------

Stockholder's Equity
  Common stock - authorized 20,000,000 shares
       $.01 par value; issued and
       outstanding - 8,018,752 as of June 30, 1997 and
       7,954,752 as of December 31, 1996                       80,188         79,548
    Additional paid-in capital                             18,260,642     18,171,282
    Officer note receivable                                  (466,797)      (466,797)
    Deferred compensation under stock bonus plan             (376,851)      (385,930)
    Retained earnings (deficit)                            (3,261,035)    (5,070,714)
                                                        -------------   ------------
        Total stockholder's equity                         14,236,147     12,327,389
                                                        -------------   ------------

                                                        $ 106,473,948   $ 74,451,081
                                                        =============   ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  (Unaudited)
                                                Six Months Ended           Three Months Ended
                                                    June 30,                    June 30,

                                               1997          1996          1997          1996
                                           -----------   -----------   -----------   -----------
      Revenues:
         Interest and other finance
          revenue                          $ 9,394,830   $ 5,078,038   $ 5,143,587   $ 2,747,467
         Investment income                     213,537       515,019       151,933       230,613
         Long distance telephone services      177,646       280,149        85,585       137,083
                                           -----------   -----------   -----------   -----------

             Total revenues                  9,786,013     5,873,206     5,381,105     3,115,163
                                           -----------   -----------   -----------   -----------

      Costs and expenses:
         Interest expense                    3,547,779     1,670,531     1,978,381       848,972
         Operating expenses                  4,830,641     2,757,521     2,506,824     1,542,832
         Depreciation & amortization           319,584       489,123       167,513       252,460
         Unusual item-provision for
           credit losses on acquired
           automobile receivables                   --     2,000,000            --     2,000,000
                                           -----------   -----------   -----------   -----------
             Total operating expenses        8,698,004     6,917,175     4,652,718     4,644,264
                                           -----------   -----------   -----------   -----------

      Income(loss) before
        income tax benefit                   1,088,009    (1,043,969)      728,387    (1,529,101)

      Income tax benefit                      (721,670)     (506,467)     (833,108)     (590,050)
                                           -----------   -----------   -----------   -----------

      Net income (loss)                    $ 1,809,679   $  (537,502)  $ 1,561,495   $  (939,051)
                                           ===========   ===========   ===========   ===========

      Net income (loss) per share          $       .22   $      (.07)  $       .19   $      (.12)
                                           ===========   ===========   ===========   ===========

      Weighted average number of
        common and common                  -----------   -----------   -----------   -----------
        equivalent shares                    8,047,000     7,885,000     8,081,000     7,987,000
                                           -----------   -----------   -----------   -----------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,

                                                                 1997           1996
                                                             ------------   ------------
Cash flows from operating activities:
Net income (loss)                                            $  1,809,679   $   (537,502)
Adjustments to reconcile net income to net cash provided by
     (used in) operations activities:
     Depreciation and amortization                                319,584        489,123
     Amortization of deferred compensation                          9,081          9,081
Changes in assets and liabilities:
     Automobile receivables, net                              (35,676,816)   (13,900,203)
     Other assets                                                (297,176)    (1,107,739)
     Income tax refund receivable                                 868,269       (540,041)
     Accounts payable and accrued liabilities                    (117,498)      (506,468)
                                                             ------------   ------------

Net cash (used in) operating activities                       (33,084,877)   (16,093,749)
                                                             ------------   ------------

Cash flows from investing activities:
     Capital expenditures                                        (589,907)    (1,229,431)
     Proceeds from redemptions of short term investments        6,416,358     21,717,616
     Purchases of short term investments                       (5,882,643)    (7,912,141)
                                                             ------------   ------------
Net cash (used in) provided by investing activities               (56,192)    12,576,044
                                                             ------------   ------------

Cash flows from financing activities:
     Increase in borrowings                                    30,231,605      3,750,948
     Issuance of common stock                                      90,000        390,375
     Decrease in restricted cash                                  807,861             --
                                                             ------------   ------------
Net cash provided by financing activities                      31,129,466      4,141,323
                                                             ------------   ------------

Net (decrease) increase in cash                                (2,011,603)       623,618
Cash at beginning of period                                     4,307,038        964,842
                                                             ------------   ------------

Cash at end of period                                        $  2,295,435   $  1,588,460
                                                             ============   ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. - Business and Summary of Significant Accounting Policies

Business

The Company's primary business is to purchase non-prime automobile retail installment contracts from new and used automobile dealers. The Company services these dealers through CarLoanCo, its wholly owned operating subsidiary, by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit. In December 1995, the Company acquired the operating assets of FALK Finance Company ("FFC"), a Norfolk Virginia based specialty financial services company. The Company also provides long distance telephone communication services which are marketed through an independent commissioned sales force.

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

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of the net realizable amount upon liquidation. As of June 30, 1997, there were 415 repossessed vehicles held for resale with an aggregate value of approximately $1,162,000.

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

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                                     June 30,       December 31,
                                                       1997            1996
                                                    ----------      ------------
           Common stock and bond funds              $2,456,541      $2,883,524
           Money market instruments                    958,887         665,619
           Municipal bonds                             943,056       1,343,056
                                                    ==========      ==========
                                                    $4,358,484      $4,892,199
                                                    ==========      ==========

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three and six month periods ended June 30, 1997 and 1996, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

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

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition And Results of Operations

Forward Looking Statements

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

Results of Operations

Three and Six Months Ended June 30, 1997 and 1996

Revenues

Revenues for the three month periods ended June 30, 1997 and 1996 were derived from the interest and other finance revenue ($5,144,000 and $2,747,000, respectively), investment income ($152,000 and $231,000, respectively) and the long-distance telephone service business ($86,000 and $137,000, respectively). Revenues for the six month periods ended June 30, 1997 and 1996 were derived from the interest and other finance revenue ($9,395,000 and $5,078,000, respectively), investment income ($213,000 and $515,000, respectively) and the long-distance telephone service business ($178,000 and $280,000, respectively). The increase in the interest and other finance revenue is directly related to the growth in the Company's portfolio of automobile receivables from $47,326,000 to $96,698,000. The decrease in investment income is the result of the investment by the Company in the growth of the automobile receivables portfolio.

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and six month periods ended June 30, 1997 and 1996:

                           Six Months Ended June 30,    Three Months Ended June 30,
                               1997          1996            1997          1996
                          -------------   -----------   -------------   -----------
Average loans receivable  $  76,245,000   $38,071,000   $  85,270,000   $42,089,000
                          -------------   -----------   -------------   -----------
Average loans payable        71,350,000    30,687,000      78,870,000    31,185,000
                          -------------   -----------   -------------   -----------

Interest income           $   8,261,000   $ 4,870,000   $   4,449,000   $ 2,611,000
Interest expense              3,472,000     1,595,000       1,941,000       811,000
                          -------------   -----------   -------------   -----------
Net interest income       $   4,789,000   $ 3,275,000   $   2,509,000   $ 1,800,000
                          -------------   -----------   -------------   -----------

Yield on loans (1)                 21.7%         25.6%           20.8%         24.8%
Cost of funds                       9.7%         10.4%            9.8%         10.4%
                          -------------   -----------   -------------   -----------
Net interest spread                12.0%         15.2%           11.1%         14.4%
                          -------------   -----------   -------------   -----------

Net interest margin (2)            12.6%         17.2%           11.7%         17.1%
                          -------------   -----------   -------------   -----------

      (1)   Percentages are presented on an annualized basis
      (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

Interest expense for the three month periods ended June 30, 1997 and 1996 ($1,978,000 and $849,000, respectively) and for the six month periods ended June 30, 1997 and 1996 ($3,548,000 and $1,671,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The increase is directly related to the increase in total outstanding debt utilized to support the growth of the automobile receivables portfolio.

Operating expenses for the three months ended June 30, 1997 and 1996 ($2,507,000 and $1,543,000, respectively) and for the six months ended June 30, 1997 and 1996 ($4,831,000 and $2,758,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The increase is directly related to the opening of the Northeast Region operating center in July 1996 and the general growth of the Company's automobile finance business.

Depreciation and amortization expense for the three months ended June 30, 1997 and 1996 ($168,000 and $252,000, respectively) and for the six months ended June 30, 1997 and 1996 ($320,000 and $489,000, respectively) consisted primarily of the depreciation of fixed assets and the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. The decrease is the result of the write-off of goodwill in the fourth quarter of 1996.

The Unusual item - provision for credit losses on acquired automobile receivables in the quarter ended June 30, 1996 was the result of the Company recording additional credit losses of $2,000,000 on the portfolio acquired from FFC in December 1995.

Income (Loss) from Operations

Income (loss) from operations for the three month periods ended June 30, 1997 and 1996 was $728,000 and ($1,529,000), respectively. Income (loss) from operations for the six month periods ended June 30, 1997 and 1996 was $1,088,000 and ($1,044,000), respectively. Income tax benefits for the three month periods ended June 30, 1997 and 1996 were $833,000 and $590,000, respectively. Income tax benefits for the six month periods ended June 30, 1997 and 1996 were $722,000 and $506,000, respectively. Income tax benefits are primarily the result of timing differences in the treatment of net chargeoffs for tax purposes.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of June 30, 1997 and December 31, 1996:

                                                      June 30,     December 31,
                                                        1997           1996
                                                     -----------   ------------
Allowance for credit losses                          $15,207,000   $ 15,725,000
Percentage of outstanding automobile receivables            15.7%          25.5%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of June 30, 1997 and December 31, 1996:

                                          June 30,           December 31,
                                           1997                 1996
                                        ---------------------------------------
                                          Amount     % (1)     Amount      % (1)
                                        ---------------------------------------
60 to 89 days delinquent                $3,102,000    2.4%    $3,290,000    4.1%
90 days or more delinquent               1,620,000    1.3%     1,739,000    2.2%
                                        ---------------------------------------

Total delinquent loans                  $4,722,000    3.7%    $4,744,000    6.3%
                                        =======================================

      (1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

Management has reviewed its past due loans and repossessed collateral as of June 30, 1997 and, in management's opinion, the allowance for credit losses is adequate to absorb losses in the portfolio.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund cash reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's senior credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At June 30, 1997 the Company was in compliance with all covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

In December 1996, the Company entered into a financing agreement with a lender which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points and replaced the Company's existing $42 million facility. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At June 30, 1997 the

Company was in compliance with all covenants. The Company expects to maintain compliance with these covenants through 1997 and beyond.

The Company has outstanding $10.2 million of subordinated debt. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes was issued by the Company in 1994.

The Company's liquid assets amounted to $6.7 million as of June 30, 1997. In addition, the Company had $5.6 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996.

The total amount of debt outstanding as of June 30, 1997 and December 31, 1996 was $90.6 million and $60.4 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of June 30, 1997 and December 31, 1996, respectively:

                                           June 30, 1997       December 31, 1996
                                           -------------       -----------------

                                                    Weighted            Weighted
                                                    Average             Average
                                          Balance    Rate      Balance    Rate
                                          -------    ----      -------    ----
Revolving lines of credit                  $57.9     8.69%      $18.1     8.75%
Automobile receivable backed notes         $21.8     6.97%      $31.6     6.75%
Subordinated debt                          $10.2    11.14%      $10.2    11.14%

The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. The Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. The Company plans to continue to meet its capital needs through the cash flow generated from the payment of principal and interest on its outstanding automobile portfolio, the utilization of its senior credit facility, the issuance of receivable backed notes and the issuance of subordinated debt instruments. As of June 30, 1997, $42.1 million is available under the Company's senior credit facility. The Company believes that it has sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

The Company is primarily engaged in the acquisition of automobile receivables. It finances this acquisition program through the utilization of available lines of credit and other forms of debt. Accordingly, an increase in the cost of borrowing could adversely impact the results of operations by impacting the spread between interest earned on existing automobile receivables and the cost of borrowings which, to some degree, are variable. Inflation and changing prices had no material impact on revenues or the results of operations for the three and six months ended June 30, 1997.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 3:              Inapplicable

Item 4:                  Submission of Matters to a Vote of Security Holders:
                         Pursuant to a Notice of Annual Meeting of Stockholders and the Proxy Statement dated April 22, 1997, the 1997 Annual Meeting of Stockholders of the Company was held on May 22, 1997. At the Annual Meeting the following individuals were elected by an affirmative vote of approximately 85% of the common shares eligible to vote in person or by proxy as directors of the Company: Jason Bacher, Robert Fagenson, Andrew Gaspar, Howard Nusbaum, Jerome Stengel and Scott Zecher. In addition, the Company's 1997 Stock Option Plan was approved (3,221,305 votes in favor, 2,600,932 opposed and 25,788 abstentions) and the Company's 1997 Non-Employee Directors' Stock Option Plan was approved (3,564,559 votes in favor, 2,301,561 opposed and 24,988 abstentions).

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

                                 AUTOINFO, INC.
                                  (Registrant)


                                /s/ Scott Zecher
                       -----------------------------------
                                  Scott Zecher
                       President & Chief Executive Officer


                            /s/ William I. Wunderlich
                       -----------------------------------
                              William I. Wunderlich
                       Treasurer, Secretary and Principal
                                Financial Officer

Date: August 13, 1997