Form 10-Q
period 1997-09-30
AUTOINFO INC
filed 1997-11-14
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1997

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

            One Paragon Drive, Suite 255, Montvale, New Jersey 07645
--------------------------------------------------------------------------------
                     (Address of principal executive office)

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

                                 YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of November 10, 1997: 8,018,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1. Financial Statements:                                      Page

              Condensed Balance Sheets -
              September 30, 1997 (unaudited) and December 31, 1996.............3

              Condensed Statements of Operations (unaudited)-
              Three and Nine months ended September 30, 1997 and 1996..........4

              Condensed Statements of Cash Flows (unaudited)-
              Nine months ended September 30, 1997 and 1996....................5

              Notes to Unaudited Condensed Financial Statements................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

Part II. Other Information ...................................................13

Signatures ...................................................................14

Exhibit 11 ...................................................................15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------
                                                     Unaudited        Audited
ASSETS

Gross automobile receivables                       $ 137,954,509   $ 81,406,679
Unearned interest                                    (33,392,893)   (19,867,745)
                                                   -------------   ------------
Net automobile receivables                           104,561,616     61,538,934
Allowance for credit losses                          (17,443,401)   (15,725,390)
                                                   -------------   ------------
Net automobile receivables after allowance for
  credit losses                                       87,118,215     45,813,544

Cash                                                   1,623,947      4,307,038
Restricted cash                                        4,446,860      6,380,437
Short-term investments                                 3,190,479      4,892,199
Fixed assets, net                                      2,236,339      1,725,774
Goodwill and other intangibles, net                    2,576,983      2,906,587
Other assets                                           8,334,343      8,425,502
                                                   -------------   ------------

                                                   $ 109,527,166   $ 74,451,081
                                                   =============   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities:

  Revolving lines of credit                        $  67,034,902   $ 18,082,472
  Automobile receivables backed notes                 17,363,894     31,611,989
  Subordinated notes and other debt                   11,145,485     10,710,330
  Accounts payable and accrued liabilities             2,378,203      1,718,901
                                                   -------------   ------------
      Total liabilities                               97,922,484     62,123,692
                                                   -------------   ------------

Stockholder's Equity
  Common stock - authorized 20,000,000 shares
    $.01 par value; issued and outstanding -
    8,018,752 as of September 30, 1997 and
    7,954,752 as of December 31, 1996                     80,188         79,548
  Additional paid-in capital                          18,260,642     18,171,282
  Officer note receivable                               (466,797)      (466,797)
  Deferred compensation under stock bonus plan          (372,309)      (385,930)
  Retained earnings (deficit)                         (5,897,042)    (5,070,714)
                                                   -------------   ------------
      Total stockholder's equity                      11,604,682     12,327,389
                                                   -------------   ------------

                                                   $ 109,527,166   $ 74,451,081
                                                   =============   ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         Nine Months Ended            Three Months Ended
                                           September 30,                 September 30,

                                        1997           1996           1997          1996
                                    ------------   ------------   ------------   -----------
Revenues:
  Interest and other finance
    revenue                         $ 14,595,699   $  8,135,400   $  5,200,869   $ 3,057,362
  Investment income                      282,516        801,917         68,979       286,898
  Long distance telephone services       251,228        399,725         73,582       119,576
                                    ------------   ------------   ------------   -----------

    Total revenues                    15,129,443      9,337,042      5,343,430     3,463,836
                                    ------------   ------------   ------------   -----------

Costs and expenses:
  Interest expense                     5,845,726      2,678,941      2,297,947     1,008,410
  Operating expenses                   7,662,857      4,679,836      2,832,216     1,922,315
  Depreciation & amortization            499,165        814,727        179,581       325,604
  Provision for credit losses          5,317,000      2,626,000      5,317,000     2,626,000
  Restructuring charge                   617,000             --        617,000            --
  Unusual item-provision for
    credit losses on acquired
    automobile receivables                    --      4,300,000             --     2,300,000
                                    ------------   ------------   ------------   -----------
    Total operating expenses          19,941,748     15,099,504     11,243,744     8,182,329
                                    ------------   ------------   ------------   -----------

Loss from continuing operations       (4,812,305)    (5,762,462)    (5,900,314)   (4,718,493)

Income tax benefit                    (3,985,977)    (2,129,640)    (3,264,307)   (1,623,173)
                                    ------------   ------------   ------------   -----------

Net loss                            $   (826,328)  $ (3,632,822)  $ (2,636,007)  $(3,095,320)
                                    ============   ============   ============   ===========

Net loss per share                  $       (.10)  $       (.46)  $       (.32)  $      (.39)
                                    ============   ============   ============   ===========

Weighted average number of
  common and common                 ------------   ------------   ------------   -----------
  equivalent shares                    8,018,752      7,918,329      8,018,752     8,000,615
                                    ------------   ------------   ------------   -----------

              See notes to condensed unaudited financial statements

                        AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      1997           1996
                                                  ------------   ------------
Cash flows from operating activities:
Net loss                                          $   (826,328)  $ (3,632,822)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
  Depreciation and amortization                        685,166        814,727
  Amortization of deferred compensation                 13,621         13,621
  Provision for credit losses                        5,317,000      6,926,000
Changes in assets and liabilities:
  Automobile receivables, net                      (46,621,671)   (23,861,673)
  Other assets                                          91,159     (3,233,686)
  Accounts payable and accrued liabilities             659,302       (649,339)
                                                  ------------   ------------

Net cash (used in) operating activities            (40,681,751)   (23,623,172)
                                                  ------------   ------------

Cash flows from investing activities:
  Capital expenditures                                (866,127)    (1,934,886)
  Proceeds from redemptions of short term
    investments                                     11,950,692     22,758,488
  Purchases of short term investments              (10,248,972)    (6,742,082)
                                                  ------------   ------------
Net cash provided by investing activities              835,593     14,081,520
                                                  ------------   ------------

Cash flows from financing activities:
  Increase in borrowings, net                       35,139,490      8,275,948
  Issuance of common stock                              90,000        390,375
  Decrease in restricted cash                        1,933,577             --
                                                  ------------   ------------
Net cash provided by financing activities           37,163,067      8,666,323
                                                  ------------   ------------

Net decrease in cash                                (2,683,091)      (875,329)
Cash at beginning of period                          4,307,038        964,842
                                                  ------------   ------------

Cash at end of period                             $  1,623,947   $     89,513
                                                  ============   ============

              See notes to condensed unaudited financial statements

                        AUTOINFO, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. - Business and Summary of Significant Accounting Policies

Business

The Company's primary business is to purchase non-prime automobile retail installment contracts from new and used automobile dealers. The Company, under the operating name CarLoanCo, services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit. In December 1995, the Company acquired the operating assets of FALK Finance Company ("FFC"), a Norfolk Virginia based specialty financial services company. The Company also provides long distance telephone communication services which are marketed through an independent commissioned sales force.

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

Concentration of Credit Risks

The Company's primary credit risk relates to lending to individuals who cannot obtain traditional forms of financing. The Company is currently acquiring automobile receivables in 12 states and, accordingly, does not believe that its business is subject to credit risk with respect to geographic concentration.

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of the net realizable amount upon liquidation. As of September 30, 1997, there were 651 repossessed vehicles held for resale with an aggregate value of approximately $2,146,000.

Revenue Recognition

The Company recognizes interest income from automobile receivables on the interest method. The accrual of interest income is suspended when a loan is ninety days contractually delinquent. All discounts on the purchase of automobile receivables from dealers are held in reserve and are considered to cover future anticipated credit losses. Fees received for the purchase of automobile receivables are deferred and amortized to interest income over the contractual lives of the contracts using the interest method.

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                                September 30,     December 31,
                                                    1997              1996
                                                -------------     ------------
Common stock and bond funds                      $1,626,694        $2,883,524
Money market instruments                          1,563,785           665,619
Municipal bonds                                          --         1,343,056
                                                -------------     ------------
                                                 $3,190,479        $4,892,199
                                                =============     ============

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three and nine month periods ended September 30, 1997 and 1996, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

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

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

Note 3 - Liquidity and Capital Resources

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund cash reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's senior credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At September 30, 1997 the Company was in compliance with the requirement for minimum tangible net worth. However, as a result of the losses incurred in the three month period ended September 30, 1997 which were primarily related to the restructuring charge ($617,000) and the provision for credit losses ($5,317,000), the Company did not meet certain performance standards which, if not met in the quarter ended December 31, 1997, would constitute an event of default.

In December 1996, the Company entered into a financing agreement with a lender which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points and replaced the Company's existing $42 million facility. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At September 30, 1997 the Company, as a result of the losses incurred in the three month period ended September 30, 1997 which were primarily related to the restructuring charge ($617,000) and the provision for credit losses ($5,317,000), did not meet the tangible net worth standard by approximately $150,000. In addition, the Company was unable to satisfy its October 15, 1997 funding requirement resulting from defaulted and ineligible receivab les. However, the lender did not, and has not, declared a default under the agreement. The Company has provided the lender with additional collateral including an interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund for the tax year ended May 31, 1998.

The Company is attempting to issue approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors including adverse market conditions as well as the performance of the Company's automobile receivables has delayed the consummation of this transaction. The Company can not, at this time, determine the likelihood of consummating this transaction on terms and conditions which would allow the Company to repay the existing outstanding debt on these automobile receivables.

The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. The Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. The Company plans to continue to meet its capital needs through the cash flow generated from the payment of principal and interest on its outstanding automobile portfolio, the utilization of its senior credit facility, the issuance of receivable backed notes and the issuance of subordinated debt instruments. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as described above, as well as the uncertain status of the Company's primary credit facility. As of September 30, 1997, $32.9 million is available under the Company's senior credit facility. Failure to obtain additional funding sources will materially restrict the Company's future business activities and could, in the future, require the Company to sell certain of the Loans in its Portfolio to meet its liquidity requirements.

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

Results of Operations

Three and Nine Months Ended September 30, 1997 and 1996

Revenues

Revenues for the three month periods ended September 30, 1997 and 1996 were derived from the interest and other finance revenue ($5,201,000 and $ 3,057,000, respectively), investment income ($69,000 and $287,000, respectively) and the long-distance telephone service business ($74,000 and $120,000, respectively). Revenues for the nine month periods ended September 30, 1997 and 1996 were derived from the interest and other finance revenue ($14,596,000 and $8,135,000, respectively), investment income ($283,000 and $802,000, respectively) and the long-distance telephone service business ($251,000 and $400,000, respectively). The increase in the interest and other finance revenue is directly related to the growth in the Company's portfolio of automobile receivables from $52,445,000 to $ 104,562,000. The decrease in investment income is the result of the investment by the Company in the growth of the automobile receivables portfolio.

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and nine month periods ended September 30, 1997 and 1996:

                            Nine Months Ended September 30,    Three Months Ended September 30,
                                 1997              1996              1997           1996
                            -------------      ------------    --------------   ---------------
Average loans receivable     $ 84,389,000      $ 41,687,000      $101,718,000   $ 49,248,000
                            -------------      ------------    --------------   ---------------
Average loans payable          77,871,000        32,912,000        91,973,000     37,198,000
                            -------------      ------------    --------------   ---------------

Interest income              $ 13,226,000      $  7,816,000      $  4,964,000   $  2,992,000
Interest expense                5,730,000         2,565,000         2,258,000        970,000
                            -------------      ------------    --------------   ---------------
Net interest  income         $  7,496,000      $  5,251,000      $  2,706,000   $  2,022,000
                            -------------      ------------    --------------   ---------------

Yield on loans (1)                   20.9%             24.9%             19.5%          24.3%
Cost of funds                         9.8%             10.4%              9.8%          10.4%
                            -------------      ------------    --------------   ---------------
Net interest spread                  11.1%             14.5%              9.7%          13.9%
                            -------------      ------------    --------------   ---------------

Net interest margin (2)              11.8%             16.7%             10.6%          16.4%
                            -------------      ------------    --------------   ---------------

      (1)   Percentages are presented on an annualized basis

      (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

Interest expense for the three month periods ended September 30, 1997 and 1996 ($2,298,000 and $1,008,000, respectively) and for the nine month periods ended September 30, 1997 and 1996 ($5,846,000 and $2,679,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The increase is directly related to the increase in total outstanding debt utilized to support the growth of the automobile receivables portfolio.

Operating expenses for the three months ended September 30, 1997 and 1996 ($2,832,000 and $1,922,000, respectively) and for the nine months ended September 30, 1997 and 1996 ($ 7,663,000 and $4,680,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The increase is directly related to the opening of the Northeast Region operating center in July 1996 and the general growth of the Company's automobile finance business.

Depreciation and amortization expense for the three months ended September 30, 1997 and 1996 ($180,000 and $326,000, respectively) and for the nine months ended September 30, 1997 and 1996 ($ 499,000 and $815,000, respectively) consisted primarily of the depreciation of fixed assets and the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. The decrease is the result of the write-off of goodwill in the fourth quarter of 1996.

The provision for credit losses in the quarters ended September 30, 1997 and 1996 ($5,317,000 and $2,626,000, respectively) is the result of the Company recording additional credit losses based upon the quality and performance of its automobile receivable portfolio.

The restructuring charge in the quarter ended September 30, 1997 ($617,000), which includes severance and other operating costs as well as the write-off of certain assets, is the result of the Company's decision to consolidate operations in its Norfolk, Virginia operating center.

The unusual item - provision for credit losses on acquired automobile receivables in the three and nine months ended September 30, 1996 was the result of the Company recording additional credit losses of $2,300,000 and $4,300,000, respectively, on the portfolio acquired from FFC in December 1995.

Loss from Operations

Loss from operations for the three month periods ended September 30, 1997 and 1996 was ($5,900,000) and ($4,718,000), respectively. Loss from operations for the nine month periods ended September 30, 1997 and 1996 was ($4,812,000) and ($5,762,000), respectively. Income tax benefits for the three month periods ended September 30, 1997 and 1996 were $3,264,000 and $1,623,000, respectively. Income tax benefits for the nine month periods ended September 30, 1997 and 1996 were $3,986,000 and $2,130,000, respectively. Income tax benefits are primarily the result of timing differences in the treatment of net chargeoffs for tax purposes. The Company has the ability to carryback tax basis losses and recover taxes paid for the tax year ended May 31, 1995. Based upon losses incurred through the period ended September 30, 1997 and the projected tax basis losses for the balance of the tax year ended May 31, 1998, the Company anticipates full recovery of taxes previously paid and has recorded this benefit in the current period.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of September 30, 1997 and December 31, 1996:

                                                    September 30,   December 31,
                                                         1997          1996
                                                    ----------------------------
Allowance for credit losses                          $17,443,000   $ 15,725,000
Percentage of outstanding automobile receivables        16.7 %         25.5%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of September 30, 1997 and December 31, 1996:

                            September 30,              December 31,
                                1997                      1996
                            -----------------------------------------------
                               Amount        % (1)       Amount        %(1)
                            -----------------------------------------------
60 to 89 days delinquent     $4,339,000       3.2%      $3,290,000     4.1%
90 days or more delinquent    3,512,000       2.5%       1,739,000     2.2%
                            -----------------------------------------------

Total delinquent loans       $7,851,000       5.7%      $5,029,000     6.3%
                            ===============================================

      (1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

Management has reviewed its past due loans and repossessed collateral as of September 30, 1997 and, in management's opinion, the allowance for credit losses is adequate to absorb current and future losses in the portfolio.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $34.3 million of 6.53% Class "A" notes rated "AAA" by Standard &
Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund cash reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's senior credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At September 30, 1997 the Company was in compliance with the requirement for minimum tangible net worth. However, as a result of the losses incurred in the three month period ended September 30, 1997 which were primarily related to the restructuring charge ($617,000) and the provision for credit losses ($5,317,000), the Company did not meet certain performance standards which, if not met in the quarter ended December 31, 1997, would constitute an event of default.

In December 1996, the Company entered into a financing agreement with a lender which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points and replaced the Company's existing $42 million facility. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. At September 30, 1997 the Company, as a result of the losses incurred in the three month period ended September 30, 1997 which were primarily related to the restructuring charge ($617,000) and the provision for credit losses ($5,317,000), did not meet the tangible net worth standard by approximately $150,000. In addition, the Company was unable to satisfy its October 15, 1997 funding requirement resulting from defaulted and ineligible receivab les. However, the lender did not, and has not, declared a default under the agreement. The Company has provided the lender with additional collateral including an interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund for the tax year ended May 31, 1998.

The Company is attempting to issue approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors including adverse market conditions as well as the performance of the Company's automobile receivables has delayed the consummation of this transaction. The Company can not, at this time, determine the likelihood of consummating this transaction on terms and conditions which would allow the Company to repay the existing outstanding debt on these automobile receivables.

The Company has outstanding $10.2 million of subordinated debt of which approximately $700,000 is due in January 1998. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes was issued by the Company in 1994.

The Company's liquid assets amounted to $4.8 million as of September 30, 1997. In addition, the Company had $4.4 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Secu ritized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996.

The total amount of debt outstanding as of September 30, 1997 and December 31, 1996 was $95.5 million and $60.4 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of September 30, 1997 and December 31, 1996, respectively:

                                       September 30, 1997      December 31, 1996
                                       ------------------      -----------------
                                                  Weighted              Weighted
                                                   Average               Average
                                      Balance       Rate      Balance     Rate
                                      -------       ----      -------     ----

Revolving lines of credit              $67.0        8.66%      $18.1      8.75%
Automobile receivable backed notes     $17.4        6.93%      $31.6      6.75%
Subordinated debt                      $10.2       11.14%      $10.2     11.14%
Other                                  $ 0.9        8.5%       $ 0.5      8.5%

The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. The Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured note s and obtain subordinated debt. The Company plans to continue to meet its capital needs through the cash flow generated from the payment of principal and interest on its outstanding automobile portfolio, the utilization of its senior credit facility, the issuance of receivable backed notes and the issuance of subordinated debt instruments. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as described above, as well as the uncertain status of the Company's primary credit facility. As of September 30, 1997, $32.9 million is available under the Company's senior credit facility. Failure to obtain additional funding sources will materially restrict the Company's future business activities and could, in the future, require the Company to sell certain of the Loans in its Portfolio to meet its liquidity requirements.

The Company is primarily engaged in the acquisition of automobile receivables. It finances this acquisition program through the utilization of available lines of credit and other forms of debt. Accordingly, an increase in the cost of borrowing could adversely impact the results of operations by impacting the spread between interest earned on existing automobile receivables and the cost of borrowings which, to some degree, are variable. Inflation and changing prices had no material impact on revenues or the results of operations for the three and nine months ended September 30, 1997.

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

Date:  November 13, 1997