Form 10-K
period 1997-12-31
AUTOINFO INC
filed 1998-03-30
CIK 351017

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        --------------------------------

(Mark One)

|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                One Paragon Drive
                           Montvale, New Jersey 07645
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (201) 930-1800

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 23, 1998, 7,996,752 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the NASDAQ National Market System on March 20, 1998 of $ .25 of the Registrant held by non-affiliates of the Registrant at that date was approximately $1,809,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

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

                                     General

      AutoInfo, Inc. (the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides financing to borrowers with limited credit histories, lower than average incomes or past credit problems ("Non-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing from more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with major automobile manufacturers. During 1996 and through the third quarter of 1997, the Company employed a regional center approach, as compared to the branch network or centralized approach utilized by a number of other non-prime automobile finance companies. During the fourth quarter of 1997, the Company closed its Northeast regional center and consolidated all operations including credit, funding, underwriting and collections in its Mid Atlantic regional center. It is management's opinion that the efficiencies and operating controls inherent in a centralized operating center approach provide significant benefits and that the presence and dealer relationships in local markets can be maintained through the use of field representatives.

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

      In July 1996, the Company commenced operations of its Northeast Regional Center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast. This center was closed in November 1997.

      During 1997, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during the past several months, a number of non-prime automobile finance companies, including the Money Store, have made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors have contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company has experienced material operating losses during 1997. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. In addition, the Company has modified credit underwriting criteria and reduced the volume of loans purchased from dealers. The Company is exploring several opportunities including the securing of additional warehouse facilities to support an increased level of automobile loan acquisitions, the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

      During the third quarter of 1997, the Company explored the sale of approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors, including adverse market conditions, prevented the consummation of this transaction.

      The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. In the past, the Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as well as the uncertain status of the Company's primary credit facility. In January 1998, the Company entered into an arrangement with a new funding source whereby it can purchase loan contracts which meet specified criteria and sell them through to this source for a fee. This arrangement enables the Company to continue to purchase loans and service its dealer network. The success of this program, as well as the Company's ability to secure additional funding sources, will materially impact the Company's future business activities and, if not successful, could require the Company to sell certain of the loans in its portfolio to meet its liquidity requirements.

      These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Although significantly curtailed, the Company continues to purchase loans from its dealer network and employs the following strategies:

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

      Maintenance of Underwriting and Loan Purchasing Guidelines--The Company has developed and is continually modifying a proprietary credit scoring system designed to maintain rigorous underwriting guidelines for its loan processing operations. The Company's credit approval system monitors many evaluation criteria, including debt-to-income, payment-to-income, loan-to-value, bankruptcy score, credit score and stability factors, and each loan application is reviewed by one of the Company's credit specialists to determine whether the loan should be approved. To ensure the integrity of the credit approval system, management tracks, on a daily basis, the approval rates and delinquency and loss rates.

      Expansion of Products and Services - The Company is constantly evaluating new and improved services to offer to its Dealer network to both maximize revenues and achieve further operating efficiencies.

                     The Non-Prime Auto Finance Industry

      The automobile finance industry is generally divided by the types of automobiles sold (new versus used) and the credit worthiness of the borrower. Generally, banks, savings and loan associations, credit unions, large independent finance companies and captive finance companies such as Ford Motor Credit, GMAC and Chrysler Credit tend to provide financing for new automobiles purchased by prime customers.

      The non-prime segment of this overall market is comprised of both private and publicly traded companies providing credit availability to consumers who are higher financial risks and who have limited access to traditional financing sources. These independent finance companies tend to provide financing for used automobiles sold through new and used automobile dealerships at higher interest rates commensurate with the higher risk associated with the non-prime consumer.

      During 1997, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during the past several months, a number of non-prime automobile finance companies, including the Money Store, have made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors have contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

                                  Operations

Dealer Contract Purchase Programs

      As of March 20, 1998, the Company had agreements ("Dealer Agreements") with Dealers in 12 states. Dealers submit Contracts to the Company for purchase, although such Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. For the twelve months ended December 31, 1997, substantially all of the Contracts purchased by the Company consisted of financing for used cars.

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

      The Company receives loan applications by fax. Upon receipt of a loan application from a Dealer, the Company's credit personnel order a credit bureau report on the applicant to document the buyer's credit history. If, upon review by a Company credit officer, it is determined that the application meets the Company's underwriting criteria, a decision is made to purchase the Contract. When presented with a loan application, the Company attempts to notify the Dealer within one hour as to whether it intends to purchase such Contract. The Company buys Contracts directly from Dealers and does not make loans directly to purchasers of automobiles.

      The Company currently purchases Contracts from Dealers at discounts up to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract. Discounts averaged 10.9% for the twelve months ended December 31, 1997.

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

      All of the Contracts purchased by the Company are self-amortizing and provide for level payments over the term of the Contract. For Contracts purchased by the Company in the twelve months ended December 31, 1997, the retail purchase price of the related automobiles averaged $11,700. Contracts financing such purchases had annual percentage rates of interest ("APRs") averaging 20.45%. The average original principal amount financed under Contracts purchased in the twelve months ended December 31, 1997 was approximately $9,700, with an average original term of approximately 49 months and an average down payment of 16.3% of the retail purchase price of the vehicle.

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

                            Collection Procedures

      The Company believes that its ability to monitor performance and collect payments owed from Non-Prime Borrowers is primarily a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with borrowers to address these problems, it is possible to correct many of them before they escalate further. To this end, the Company utilizes pro-active collection procedures, which include early and frequent contact with delinquent borrowers; educating borrowers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the borrower in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of its collection activities, the Company maintains a computerized collection system specifically designed to service automobile installment sale contracts with Non-Prime Borrowers.

      The Company typically attempts to make telephonic contact with delinquent borrowers on the first day after their monthly payment due date. Upon making contact with the borrower at his home or workplace the collector inquires of the borrower the reason for the delinquency and when the Company can expect to receive payment. The collector will attempt to cause the borrower to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the borrower makes such a promise, the account is placed on a pending status and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the collector for subsequent contacts.

      If a borrower fails to make or keep promises for payments, or if the borrower is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, a decision will occur between the 45th and 60th day past the borrower's payment due date, but could occur sooner or later, depending on the specific circumstances. If a decision to repossess is made by a supervisor, such assignment is given to one of many licensed, bonded repossession agents used by the Company. When the vehicle is recovered, the repossession agent delivers it to a wholesale auto auction where it is kept until it is liquidated, usually within 60 days of the repossession. Liquidation proceeds are applied to the borrower's outstanding obligation under the Contract and the borrower is advised of his obligation to pay any deficiency balance that remains. The Company uses all practical means available to collect deficiency balances, including filing for judgments against borrowers where appropriate.

                        Management Information Systems

      The Company maintains sophisticated data processing support and management information systems. Finance Manager, the Company's custom-designed proprietary software management system, is updated and maintained by the Company's MIS Department based in Norfolk, Virginia.

                                Financing Activity

      Warehouse Facilities. The Company uses a warehouse facility to finance its purchase of loans. The facility provides for borrowing at the LIBOR rate plus 300 basis points. Amounts outstanding under the warehouse facility are secured by the automobile loans pledged to the lender as collateral for borrowings under the facility, a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund for the tax year ended May 31, 1998. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business.

      At December 31, 1997 the Company had tangible net worth, as defined, of approximately $2.1 million and, accordingly, did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

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

      The Company securitized approximately $40 million in automobile loans during 1996. Among other provisions, these asset-backed notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 the Company had a tangible deficiency, as defined, of ($200,000) and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997 and December 31, 1997. Accordingly, for the quarter ended December 31, 1997, the Company did not meet the interest coverage ratio requirement.

      During the third quarter of 1997, the Company explored the sale of approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors including adverse market conditions as well as the performance of the Company's automobile receivables prevented the consummation of a transaction.

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

      The spread account for any securitization is generally funded with the interest collected on the loans that exceeds the sum of the interest payable to holders of asset-backed securities, the monthly servicing fee and certain other amounts. Funds are withdrawn from the spread account to cover any shortfalls in amounts payable on insured asset-backed securities or to reimburse the Credit Enhancer for draws on its financial guaranty insurance policy. In addition, the funds on deposit in any spread account for a securitization may be withdrawn to cover shortfalls in collections or to reimburse the Credit Enhancer for draws on policies issued in other securitizations. ARC is entitled to receive amounts from the spread accounts to the extent the amounts deposited exceed predetermined required minimum levels. The spread accounts cannot be accessed by the Company or ARC until such levels have been reached or with the consent of the Credit Enhancer. After such levels are reached, excess cash will be distributed to ARC and then transferred to the Company.

                             Sales and Marketing

      The Company markets its dealer financing programs through a staff of 6 trained field sales representatives. The main duties of a field representative are to solicit and enroll new dealers into the program, train the dealers regarding the specific aspect of the Company's loan acquisition program, encourage additional contract volume and provide a direct hands on customer contact on a regular basis. Presently, the Company concentrates its marketing efforts in the MidAtlantic and Northeast regions.

                                 Competition

      The non-prime automotive consumer finance market is both highly competitive and fragmented. As such, the Company encounters competition in both the MidAtlantic and Northeastern markets from local, regional and national consumer finance companies, many of whom have raised significant capital through equity offerings, securitization of their loan portfolios and warehouse lines of credit during the past several years. Other more traditional finance sources, such as banks and captive automobile finance companies, have not generally serviced the non-prime segment of the market. Within the last few years, several large companies, including Ford Motor Company, have announced their entry into the non-prime marketplace. The major competitive factors leading to the dealer's choice of financing source are the consistency of the application of underwriting guidelines, the competitiveness of financing terms and dealer fees, the timeliness of application approval and funding and the financial stability of the source. The Company believes that it competes favorably on these factors.

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

      The Dealer Agreement and related assignment contain representations and warrantees by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the date of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests or a trustee in bankruptcy of the borrower. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery by the borrower could render a Contract unenforceable against third parties. In such events, the Company could be required by the purchaser to repurchase the Contract. In the event the Company is required to repurchase a Contract, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured except for a lien on the vehicle covered by the Contract, and there can be no assurance that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Subject to any recourse against Dealers, the Company will bear any loss on repossession and resale of vehicles financed under Contracts repurchased by it from investors.

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

      The Company, on behalf of purchasers of Contracts, may take action to enforce the security interest in financed vehicles with respect to any related Contracts in default by repossession and resale of the financed vehicles. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the borrower with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the borrower's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated wholesale automobile networks or auctions, which are attended principally by used car dealers.

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

                                  Employees

      The Company currently has 98 full-time employees. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be good.

Item 2: PROPERTIES

      The Company's MidAtlantic Regional Center leases approximately 8,000 square feet of space at 863 Glenrock Road, Norfolk, Virginia. The lease runs through April 2001 and provides for an annual rent of $96,000. The Company's Northeast Regional Center leases approximately 10,000 square feet of space at 444 Westport Avenue, Norwalk, Connecticut. The lease runs through May 2001 and provides for an annual rental of $107,500. In connection with the closing of this facility, the Company has received an offer to sub-lease such space for rents which would mitigate its current contractual obligations. The Company maintains an operational facility of approximately 800 square feet at 6818 Grover Street, Omaha, Nebraska. The lease for such facility runs through June 1998 at an annual rent of $10,000. The Company rents approximately 7,800 square feet of space at One Paragon Drive, Montvale, New Jersey where it maintains its executive offices. The lease runs through June 2002 at an annual rental of approximately $170,000, subject to certain rent escalation provisions. The Company believes that its present facilities are suitable and adequate for its reasonably foreseeable growth.

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

                                            --------   --------
Year Ended December 31, 1996                High       Low
--------------------------------------      --------   --------

First quarter                               3 1/2      3
Second quarter                              3 7/16     3 1/16
Third quarter                               3          2
Fourth quarter                              3 7/8      2 3/4

Year Ended December 31, 1997                High       Low
--------------------------------------      --------   --------

First quarter                               3 3/4      2 3/16
Second quarter                              2 7/16     1 3/8
Third quarter                               2 7/16     1 7/16
Fourth quarter                              1 23/32    3/8

      As of March 20, 1998, the closing bid price per share for the Company's Common Stock, as reported by NASDAQ was $0.25. As of March 23, 1998, the Company had approximately 400 stockholders of record.

Possible Delisting of Common Stock from Nasdaq Market

      The Securities and Exchange Commission (the "Commission") has approved new maintenance requirements for the Nasdaq National Market. For continuing listing on the Nasdaq National Market, a company, among other criteria, must now have at least $4,000,000 of total net tangible assets, 750,000 shares in the Public Float, a market value of its Public Float of $5,000,000 and a minimum bid price of $1.00 per share. At December 31, 1997, the Company did not meet the net tangible assets, value of public float or minimum bid price requirement. The Company does not have a reasonable expectation of meeting these requirements in the near future. Accordingly, it appears likely that the Company's Common Stock will be dropped from the Nasdaq National Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell or to obtain quotations as to prices of the Company's Common Stock.

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

000's omitted                                            Year ended                                            Year ended
                                                         December 31,          Seven months ended                May 31,
                                                 --------------------------        December 31,        --------------------------
                                                   1997              1996              1995              1995              1994
                                                 --------          --------          --------          --------          --------
Statement of Operations Data:
Revenues                                         $ 19,846          $ 13,185          $  2,232          $  1,599          $  2,075

Operating expenses                                (19,089)          (12,092)           (1,847)           (4,009)           (2,283)
Provision for credit losses                       (12,456)           (5,251)               --                --                --
Write-off of goodwill and other
   intangibles                                     (2,542)               --                --                --                --
Restructuring charge                                 (867)               --                --                --                --
Unusual item- impairment of long-lived
  Assets and additional credit losses
  On acquired automobile receivables                   --           (19,293)               --                --                --
                                                 --------          --------          --------          --------          --------

(Loss) income from continuing
  Operations before tax benefit                   (15,108)          (23,451)              385            (2,410)             (208)
Benefit from income taxes                          (3,986)           (4,352)             (176)             (332)              (65)
                                                 --------          --------          --------          --------          --------


(Loss) income from continuing operations          (11,122)          (19,099)              561            (2,078)             (143)
Income from discontinued                               --                --               268            10,404             2,164
                                                 --------          --------          --------          --------          --------

Net (loss) income                                $(11,122)         $(19,099)         $    829          $  8,326          $  2,021
                                                 --------          --------          --------          --------          --------

Basic (loss) income per share (a)

  From continuing operations                     $  (1.39)         $  (2.41)         $    .07              (.28)         $   (.02)
  From discontinued operations                         --                --               .04              1.42               .30
                                                 --------          --------          --------          --------          --------
Net (loss) income per share                      $  (1.39)         $  (2.41)         $    .11          $   1.14          $    .28
                                                 --------          --------          --------          --------          --------

Diluted (loss) income per share (a)

  From continuing operations                     $  (1.39)         $  (2.41)         $    .07              (.28)         $   (.02)
  From discontinued operations                         --                --               .04              1.40               .29
                                                 --------          --------          --------          --------          --------
Net (loss) income per share                      $  (1.39)         $  (2.41)         $    .11          $   1.12          $    .27
                                                 --------          --------          --------          --------          --------
Balance Sheet Data:
Net automobile receivables after
   allowance for credit losses                   $ 78,481          $ 45,814          $ 25,074          $     --          $     --
Cash and short term investments                     4,749             8,698            24,871             8,836             7,509
  Total Assets                                     96,614            74,451            65,795            42,357            26,387
  Total debt                                       93,190            60,405            32,746             4,161             4,784
Retained earnings (deficit)                       (16,192)           (5,071)           14,029            13,199             4,873
Stockholders' equity                                1,311            12,327            31,018            30,121            20,857

(a) The common stock equivalents for the years ended December 31, 1997 and 1996 were 61,864 and 16,875. The common stock equivalents for these shares were not included in the calculation of diluted (loss) per common share because the effect would be antidilutive.

Item #7: Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company, since December 1995, is a specialized consumer finance company that acquires and services automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

      The Company has experienced material operating losses during 1997. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. In addition, the Company has modified credit underwriting criteria and reduced the volume of loans purchased from dealers. The Company is exploring several opportunities including the securing of additional warehouse facilities to support an increased level of automobile loan acquisitions, the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

      The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. In the past, the Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as well as the uncertain status of the Company's primary credit facility. In January 1998, the Company entered into an arrangement with a new funding source whereby it can purchase loan contracts which meet specified criteria and sell them through to this source for a fee. This arrangement enables the Company to continue to purchase loans and service its dealer network. The success of this program, as well as the Company's ability to secure additional funding sources, will materially impact the Company's future business activities and, if not successful, could require the Company to sell certain of the loans in its portfolio to meet its liquidity requirements.

      These factors raise substantial doubt about the Company's ability to continue as a going concern.

      Although significantly curtailed, the Company continues to purchase loans from its dealer network.

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

For the Year Ended December 31, 1997

Revenues

      Revenues for the year ended December 31, 1997 totaled $19,846,000 as compared with $13,185,000 in the prior year. Revenues from the non-prime automobile finance business increased to $19,099,000 from $11,789,000 in the prior year. This increase of $7,310,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by the Company which increased from $62,000,000 as of December 31, 1996 to $97,000,000 as of December 31, 1997. Investment income decreased to $433,000 from $884,000 in the prior year. This decrease is the direct result of the reduction in short-term investments utilized to fund the growth of the Company's automobile receivables portfolio and operations. Revenues from the Company's long distance services business decreased to $315,000 from $512,000 in the prior year. This decrease of $197,000 is the result of the loss of customers to competing long distance carriers.

Net Interest Income on Automobile Receivables

      The Company's principal revenue source is the net interest income, or net spread, earned on its automobile receivables. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile receivables portfolio as of and for the years ended December 31, 1997 and 1996:

                                           1997                  1996
                                   --------------------  --------------------

Average loans receivable               $88,128,000           $45,394,000
                                   --------------------  --------------------
Average debt                            81,200,000            37,629,000
                                   --------------------  --------------------

Interest revenue                       $17,269,000           $11,167,000
Interest expense                         7,988,000             3,839,000
                                   --------------------  --------------------
Net interest income                    $ 9,281,000           $ 7,328,000
                                   --------------------  --------------------

Yield on loans                            19.6%                 24.6%
Cost of funds                              9.8%                 10.2%
                                   --------------------  --------------------
Net interest spread                        9.8%                 14.4%
                                   --------------------  --------------------

Net interest margin (1)                   10.5%                 16.3%
                                   --------------------  --------------------

      (1) Net interest margin is net interest income divided by average loans outstanding.

      The increase in average loans receivable and average debt and the corresponding increase in interest revenue and interest expense is directly related to the growth in the Company's non-prime automobile business. The decline in yield on loans is the result of the growth of the Company's portfolio in states with lower interest rate caps as well as the allocation of a portion of unearned future interest to reserves at the date of loan acquisition.

Costs and Expenses

      Interest expense for the year ended December 31, 1997 was $8,146,000 as compared to $3,990,000 in the prior year. Interest expense was primarily related to the non-prime automobile financing business and the debt outstanding under the Company's senior credit facilities ($67.9 million as of December 31, 1997), securitized notes ($14.1 million as of December 31, 1997) and subordinated and other debt ($11.2 million as of December 31, 1997). The increase in interest expense of $4,156,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by the Company.

      Operating expenses for the year ended December 31, 1997 were $10,235,000 as compared to $6,913,000 in the prior year. The increase in operating expenses of $3,322,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by the Company.

      Depreciation and amortization expense for the year ended December 31, 1997 was $708,000 as compared to $1,189,000 in the prior year and was primarily attributable to the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. The decrease in depreciation and amortization expense of $481,000 is related to the reduction in amortization ($784,000) due to the write off of $11,193,000 of this goodwill as of December 31, 1996 offset by an increase in depreciation ($303,000) related to the expansion of the Company's northeast regional office and relocation of corporate headquarters.

      The provision for credit losses for the year ended December 31, 1997 was $12,456,000 as compared to $5,251,000 in the prior year, an increase of $7,205,000. This provision is the result of the Company recording additional credit losses based upon an increase in delinquency rates, the higher than anticipated level of repossessions and the poor performance of loans originated by specific independent automobile dealers.

      The restructuring charge for the year ended December 31, 1997 of $867,000, which includes severance and other operating costs as well as the write-off of certain assets in its Connecticut operating center, is the result of the Company's decision to consolidate operations in its Norfolk, Virginia operating center during the fourth quarter.

Loss from Continuing Operations and Income Tax Benefit

      The loss from continuing operations before income tax benefit was $15,108,000 as compared to a loss of $23,452,000 in the prior year. This loss is primarily attributable to the provision for credit losses ($12.5 million). The decrease in the loss from continuing operations of $8,344,000 is directly related to the write-off of goodwill and other intangible assets ($11.2 million) and the additional provision for credit losses on the acquired portfolio ($8.1 million) for the year ended December 31, 1996.

      For the fiscal years ended May 31, 1995, 1994 and 1993, the Company incurred and paid federal tax liabilities of $7,005,000, $873,000 and $783,000, respectively. As a result of tax losses incurred, the Company has recorded an income tax benefit of $3,986,000 for the year ended December 31, 1997 and $4,352,000 for the year ended December 31, 1996. The current year benefit consists of a carryback claim of $575,000 filed and received for the tax year ended May 31, 1997 and an anticipated carryback claim of $3,411,000. The income tax benefit of $4,352,000 for the year ended December 31, 1996 was received in 1997.

Automobile Receivables

      The following table provides information regarding the Company's allowance for credit losses as of December 31, 1997 and 1996:

                                                  1997               1996
                                             -------------       -------------
Allowance for credit losses                  $ 19,000,000        $ 15,725,000
Percentage of outstanding
  automobile receivables                          19.5%               25.5%

      The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of December 31, 1997 and 1996:

                                 1997         1997        1996         1996
                              -----------   -------    -----------   -------
                                Amount         %         Amount         %
                              -----------   -------    -----------   -------
60 to 89 days delinquent      $ 3,199,000     2.5%     $ 3,290,000     4.1%
90 days or more delinquent      6,992,000     5.6%       1,739,000     2.2%
                              -----------   -------    -----------   -------
Total delinquent loans        $10,191,000     8.1%     $ 5,029,000     6.3%
                              -----------   -------    -----------   -------

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

Net Interest Income on Automobile Receivables

      The Company's principal revenue source is the net interest income, or net spread, earned on its automobile receivables. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile receivables portfolio as of and for the years ended December 31, 1996 and the seven months ended December 31, 1995:

                                          1996                 1995(2)
                                   --------------------  --------------------

Average loans receivable               $45,394,000           $31,618,000
                                   --------------------  --------------------
Average debt                            37,629,000            30,906,000
                                   --------------------  --------------------

Interest revenue                       $11,167,000          $    741,000
Interest expense                         3,839,000               284,000
                                   --------------------  --------------------
Net interest income                    $ 7,328,000          $    457,000
                                   --------------------  --------------------

Yield on loans                            24.6%                 28.1%
Cost of funds                             10.2%                 11.0%
                                   --------------------  --------------------
Net interest spread                       14.4%                 17.1%
                                   --------------------  --------------------

Net interest margin (1)                   16.3%                 17.3%
                                   --------------------  --------------------

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

      Operating expenses for the year ended December 31, 1996 of $6,913,000 were attributable to the Company's non-prime automobile financing business ($6.5 million), the long distance telephone service business ($.4 million).

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

Provisions for Credit Losses and Impairment of Long-Lived Assets

      The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which approximately 80% had been acquired by FFC from Charlie Falk's Auto Wholesalers, Incorporated ("CFAW"). In addition to the tangible assets acquired, the Company entered into a Non-Compete Agreement and a 10 year Purchase Agreement with CFAW which, among other provisions, provided for the continued purchase of automobile receivables based upon established underwriting criteria at the sole discretion and option of the Company. During the year ended December 31, 1996, the quality of the automobile receivables acquired from CFAW, both prior to the acquisition date and subsequent thereto, as evidenced by the number of repossessions and the charge-off losses incurred, came into question. The Company determined to cease acquiring automobile receivables from CFAW and accordingly, effective December 31, 1996, the Company entered into a Modification and Termination Agreement with CFAW.

      As a result of this action and other factors, the Company had deemed a significant portion of the goodwill associated with the acquisition of FFC as well as the Non-Compete and Purchase Agreements are of no continuing value and, accordingly, has taken a charge against operations as of December 31, 1996 of $11,193,000. Furthermore, the Company recorded additional credit losses of $8,100,000 on the acquired automobile receivables and has determined that an additional provision for losses of $5,251,000 was necessary to provide for the anticipated credit losses associated with automobile receivables purchased from CFAW and other dealers during 1996, respectively. These are non-cash charges to income which do not have a direct adverse effect on the Company's liquidity.

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

Automobile Receivables

      The following table provides information regarding the Company's allowance for credit losses as of December 31, 1996 and 1995:

                                                       1996            1995
                                                   ------------    ------------
Allowance for credit losses                        $ 15,725,000    $  6,818,000
Percentage of outstanding automobile receivables       25.5%           21.3%

      The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of December 31, 1996 and 1995:

                                1996         1996          1995         1995
                             ----------   -----------   ----------   -----------
                               Amount          %          Amount          %
                             ----------   -----------   ----------   -----------
60 to 89 days delinquent     $3,290,000       4.1%      $2,071,000       4.7%
90 days or more delinquent    1,739,000       2.2%       1,387,000       3.1%
                             ----------   -----------   ----------   -----------
Total delinquent loans       $5,029,000       6.3%      $3,458,000       7.8%
                             ----------   -----------   ----------   -----------

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

Trends and Uncertainties

      During 1997, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during the past several months, a number of non-prime automobile finance companies, including the Money Store, have made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors have contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company has experienced material operating losses during 1997. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. In addition, the Company has modified credit underwriting criteria and reduced the volume of loans purchased from dealers. The Company is exploring several opportunities including the securing of additional warehouse facilities to support an increased level of automobile loan acquisitions, the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

      These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

      Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

      In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 the Company had a tangible deficiency, as defined, of ($200,000) and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997 and December 31, 1997. Accordingly, for the quarter ended December 31, 1997, the Company did not meet the interest coverage ratio requirement.

      In December 1996, the Company entered into a financing agreement with CSFB which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund received by the Company for the tax year ended May 31, 1998.

      At December 31, 1997 the Company had tangible net worth, as defined, of approximately $2.1 million and, accordingly, did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

      During the third quarter of 1997, the Company explored the sale of approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors, including adverse market conditions, prevented the consummation of this transaction.

      The Company has outstanding $10.2 million of subordinated debt. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes issued by the Company. A principal payment of $667,000 was due on the $2.0 million debt in January 1998. The Company did not make this installment payment and has agreed to a modification agreement which extends the due date for this payment to March 31, 1998.

      The Company's liquid assets amounted to $4.7 million as of December 31, 1997. In addition, the Company has $3.0 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996 and $1.1 million in restricted collection accounts related to its warehouse line of credit.

      The total amount of debt outstanding as of December 31, 1997 and 1996 was $93.2 million and $60.4 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of December 31, 1996 and 1996, respectively:

                                         1997                 1996
                                           Weighted              Weighted
                                            Average               Average
                                 Balance     Rate      Balance     Rate
                               -------------------------------------------
Revolving lines of credit         $67.9      8.78%      $18.1      8.75%
Automobile receivable backed
notes                             $14.1      6.91%      $31.6      6.75%
Subordinated debt                 $10.2     11.75%      $10.2     11.75%
Other debt                        $ 1.0      8.5%       $  .5      8.5%

      The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. In the past, the Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as described above, as well as the uncertain status of the Company's primary credit facility. In January 1998, the Company entered into an arrangement, know as a "flow-through" strategy, with a new funding source whereby it can purchase loan contracts which meet specified criteria and sell them through to this source for a fee. This arrangement enables the Company to continue to purchase loans and service its dealer network. The success of this program, as well as the Company's ability to secure additional funding sources, will materially impact the Company's future business activities and could, if not successful, require the Company to sell certain of the loans in its portfolio to meet its liquidity requirements.

      As of December 31, 1997, the Company is not receiving advances under its senior credit facility. Therefore, unless the Company is able to successfully implement a flow through strategy or obtain additional lines of credit, the Company does not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

      Inflation and changing prices had no material impact on revenues or the results of operations for the year ended December 31, 1997.

Year 2000

      The Company maintains sophisticated data processing support and management information systems. Finance Manager, the Company's custom designed proprietary software management system, is updated and maintained by the Company's MIS Department based in Norfolk, Virginia. The Company has made a comprehensive assessment of the impact of the year 2000 on its business. This assessment included the preparation of a comprehensive inventory of computer systems and computer-controlled devices. As of December 31, 1997, the Company's compliance efforts are substantially complete. Finance Manager software was designed to account for consumer loan contracts with maturity dates beyond the year 2000. This system has been in use by the Company since 1996. Accordingly, the

Company does not expect that the cost of ensuring Year 2000 compliance will have a material adverse impact on its financial position or results of operations in the current year or in future years.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Set forth below is information with respect to the Company's Directors and Executive Officers:

      SCOTT ZECHER, age 39, joined the Company in January 1984, and became its President and Chief Operating Officer in January 1993 and its Chief Executive Officer in October 1996. Prior to becoming President and Chief Operating Officer, he held the position of Executive Vice President and Chief Financial Officer. He became a director of the Company in 1989. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

      JASON BACHER, age 59, has been a director of the Company since its inception in 1976. From its inception in 1976 through March 29, 1995 Mr. Bacher was Chairman of the Board and the Chief Executive Officer of the Company. Mr. Bacher has been associated with the automobile salvage industry since 1961 as a principal of Bacher Tire Company, Inc., an automobile recycler located in the New York metropolitan area. In connection with the sale by the Company of a principal portion of its business to ADP Claims Solutions on April 1, 1995, Mr. Bacher joined ADP Claims Solutions.

      ROBERT FAGENSON, age 49, has been an officer and director of Fagenson & Co., Inc., a registered broker-dealer, for more than five years. Mr. Fagenson is a member of the Board of Directors of the New York Stock Exchange. Since April 1983, Mr. Fagenson has also served as the Secretary and a director of Starr Securities, Inc., a registered broker- dealer, which was the underwriter of the Company's initial public offering in May 1986. Mr. Fagenson has been a director of the Company since June 1986. Mr. Fagenson is also a director of Healthy Planets Products, Inc., Microtel Franchise and Development Corp. and Rentway, Inc. Mr. Fagenson has a B.S. degree in Business Administration from Syracuse University.

      HOWARD NUSBAUM, age 50, has been a director of the Company since its inception in 1976. Mr. Nusbaum, who earned a B.A. degree from Brooklyn College, has been a consultant to the automobile recycling industry since 1976. He is presently President of SWZ Engineering, Inc.

      JEROME STENGEL, 61, has been a Vice President, Treasurer and Chief Financial Officer of Genovese Drug Stores, Inc., an American Stock Exchange company, for more than five years. Mr. Stengel is a Certified Public Accountant with a B.B.A. degree from the City University of New York. He has been a director of the Company since 1987.

      WILLIAM WUNDERLICH, age 50, joined the Company in October 1992 as its Vice President-Finance and became Chief Financial Officer in January 1993. From 1990 to 1992, he served as Vice President of Goldstein Affiliates, Inc., a public insurance adjusting company. From 1981 to 1990, he served as Executive Vice President, Chief Financial Officer and a Director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

Option Grants during the year ended December 31, 1997

      During 1997 the Compensation Committee of the Company granted performance based options to Scott Zecher, the Company's President and Chief Executive Officer and William Wunderlich, the Company's Chief Financial Officer under the 1997 Plan, subject to stockholder approval of the 1997 Plan. The 1997 Plan was approved at the 1997 Annual Stockholders' meeting. Pursuant to the grants, Mssrs. Zecher and Wunderlich received options to purchase 450,000 and 270,000 shares of Common Stock, respectively, at an exercise price equal to $1.75, the fair market value of the Common Stock on the date the 1997 Plan was approved. The vesting of such options is based upon the market performance of the Company's Common Stock. Such options will vest in thirds upon the closing price of the Company's Common Stock reaching $5.00, $7.50 and $10.00, respectively. These price thresholds must be achieved within two, four and six years, respectively, from the date of grant. Any options which do not vest in accordance with the terms of the grant, as well as any options which have not vested as of the termination date of the grantee's employment with the Company, will be restored to the status of unissued options under the 1997 Plan and will be available for further issuance in accordance with the terms and provisions of the 1997 Plan.

Aggregate Year-End Option Values

      Shown below is information with respect to unexercised options granted under the Option Plans to the Named Executives and held by them at December 31, 1997. No options were executed by Named Executives during 1997.

                                                    Values of Unexercised
                       Number of Unexercised       In-the-Money Options at
                        Options at 12/31/97              12/31/96(1)
                      -------------------------    -------------------------
Name                  Exercisable/Unexercisable    Exercisable/Unexercisable
----                  -------------------------    -------------------------
Scott Zecher               86,666/476,667                   $0/$0
William Wunderlich        111,667/283,333                   $0/$0

----------
(1)   Based on the closing price as quoted on NASDAQ/NMS on December 31, 1997.

Director Compensation

      The Company pays a Directors fee of $750 for each meeting attended by a non-employee director.

Item 11: EXECUTIVE COMPENSATION

      The Summary Compensation Table below includes, for the years-ended December 31, 1997 and 1996 and the seven months ended December 31, 1995 individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer; and (2) the other most highly paid executive officers of the Company in Fiscal 1995 whose salary and bonus exceeded $100,000 (together, the "Named Executives").

                                                            Long-Term        All
Name and Principal                  Annual  Compensation  Compensation      Other
Position                 Year       Salary     Bonus        Options     Compensation(2)
------------------       ----       ------  ------------  ------------  ---------------
Scott Zecher             1997      $150,000   $100,000         --          $  4,500
    President and        1996      $150,000   $100,000         --          $  4,500
    Chief Executive      1995(1)   $ 87,500   $ 50,000         --          $  2,625
    Officer

William Wunderlich       1997      $120,000   $ 30,000         --          $  4,575
    Treasurer and        1996      $120,000   $ 30,000         --          $  4,500
    Chief Financial      1995(1)   $ 70,000   $ 15,000         --          $  1,320
    Officer

----------
(1)   Represents the seven month period ended December 31, 1995.
(2) Represents amounts contributed to the Company's 401(k) deferred compensation plan.

Employment Agreements

      Messrs. Zecher and Wunderlich are employed by the Company pursuant to employment agreements which expire in April 1999. These agreements provide for minimum annual compensation of $150,000 and $120,000, respectively, and provide for annual review by the Board of Directors.

      The Company has entered into supplemental employment agreements (the "Supplemental Employment Agreements") with Messrs. Zecher and Wunderlich (the "Covered Executives"), which provide that if there is a Change in Control of the Company (as defined therein) during the Protected Period (described below), the terms of the Supplemental Employment Agreements will supersede the Covered Executives' existing employment agreements and will govern the terms of the Covered Executives' employment following the Change in Control for a three-year term, in the case of Mr. Zecher, and a two-year term, in the case of Mr. Wunderlich (the "Employment Term"). For these purposes, the Protected Period is a three-year period which commenced on April 10, 1995 and is automatically extended for one year on and each April 10 thereafter, unless the Company otherwise notifies the Covered Executive at least 90 days prior thereto. The Supplemental Employment Agreements provide that during the Employment Term the Covered Executives will remain employed in their capacities with the Company as of the Change in Control and will continue to receive an annual salary (the "Base Salary") and benefits at least equal to that which they received prior to the Change in Control and an annual bonus at least equal to the Covered Executive's average annual bonus during the three years prior to the Change in Control. The Supplemental Employment Agreements provide that if, during the Employment Term, the Covered Executive's employment is terminated by the Company other than for Cause or Disability or by the Executive either for Good Reason or during the 60-day Window Period commencing on the anniversary of the Change in Control (as each of the foregoing terms are defined in the applicable Supplemental Employment Agreement), the Covered Executive would receive a severance payment equal to the sum of his Base Salary and the higher of his annual bonus for the then most recent year or his average annual bonus during the three years preceding the Change in Control (the "Highest Annual Bonus") multiplied by two, in the case of Mr. Zecher, and one and one-half, in the case of Mr. Wunderlich. In addition, the restrictions on any stock-related incentive awards held by the Covered Executive would lapse and he would be entitled to continued coverage under the Company's life, health and disability benefits for two years following termination of his employment (three years in the case of Mr. Zecher) or until he receives similar benefits from a new employer. Mr. Zecher's Supplemental Employment Agreement also provides that if he is subject to excise taxes under Section 4999 of the Internal Revenue Code on any payments or benefits triggered by a Change in Control, he will be entitled to receive an additional amount such that after the payment of all applicable taxes he will retain an amount equal to that which he would have retained absent the excise taxes. In connection with the Supplemental Employment Agreements, the Company also approved the creation and funding of an Employee Protection Trust, which is a form of grantor trust under which the assets of the trust remain subject to the satisfaction of the general claims of the Company's creditors, to provide for the payment of all benefits payable under the Supplemental Employment Agreements.

      The Supplemental Employment Agreements were entered into on April 10, 1995, after Steel Partners II LP acquired 14.9% of the Company's Common Stock. In the opinion of the Board, it was necessary and desirable to enter into the Supplemental Employment Agreements and to implement the Employee Protection Trust so that the Covered Executives would concentrate on performing their duties and promoting the best interests of the Company and its stockholders without being concerned about the possibility of a Change in Control. In the opinion of the Board of Directors, the provisions of the Supplemental Employment Agreements and the Employee Protection Trust would not have any significant impact on the decision of any person or entity relating to whether or not to acquire the Company or effect a Change in Control although a person or entity interested in acquiring, or effecting a Change in Control, of the Company may view the provisions of the Supplemental Employment Agreement and the funding of the Employee Protection Trust as making it more difficult to consummate an acquisition, or effect a Change in Control, of the Company. In addition, in the opinion of the Board of Directors, entering into the Supplemental Employment Agreements and implementing the Employee `Protection Trust and the funding thereof would not have an adverse impact on the Company's ability to execute its business strategy in pursuing value for the benefit of all stockholders.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 26, 1998, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors and nominees, and all directors and officers of the Company as a group.

Name of                         Shares of Common Stock       Percentage
Beneficial Owner                 Beneficially Owned(1)      of Ownership
----------------                ----------------------      ------------

(i) Directors
Jason Bacher                           341,605(2)              4.2%(5)
Robert Fagenson                         30,750(3)                * (5)
Howard Nusbaum                         146,154                 1.8%
Jerome Stenge(l)                        35,000                   *
Scott Zecher                           391,745(4)              4.8%(5)

All executive officers               1,056,921(7)             12.7%(6)
And directors as a group
(6 persons)

Robert G. Risher(7)
39--Greemhouse Road
Houston, TX 77084                      514,600                 6.4%

Dimensional Fund
Advisors, Inc.(7)
1299 Ocean Avenue
Santa Monica, CA 90401                 474,913                 5.9%

Irving B. Harris(7)
2 North LaSalle Street
Suite 505
Chicago, IL 60602                      497,372                 6.1%

----------
* Less than 1%
(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(2)   Includes 83,333 shares subject to currently exercisable options.
(3) Includes (i) 1,500 shares owned by the Fagenson & Co. Profit Sharing Plan and Employee Pension Plan, of which Mr. Fagenson is a trustee, and (ii) 29,250 shares issuable upon exercise of a Common Stock purchase warrant held by Mr. Fagenson which is currently exercisable.
(4) Includes 86,666 shares subject to currently exercisable options or warrants. Mr. Zecher's address is c/o AutoInfo, Inc., One Paragon Drive, Suite 255, Montvale, New Jersey 07645.
(5) Assumes that all currently exercisable options or warrants owned by this individual have been exercised.
(6) Assumes that all currently exercisable options or warrants owned by members of the group have been exercised.
(7)   Information with respect to this stockholder has been derived from the
      Schedule 13D or Schedule 13G filed by such stockholder with the Securities and Exchange Commission.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 28, 1995 the Company entered into a Promissory Note and Security and Pledge Agreement with Scott Zecher, its President, Chief Operating Officer and a Director, pursuant to which the Company lent to Mr. Zecher, consistent with the Company's past practice, the sum of $466,796.64, in connection with Mr. Zecher's exercise of options to acquire 216,799 shares of the Company's

Common Stock (the "Shares") under the Company's 1985 and 1986 Stock Option Plans. During 1997 the maturity date of the Note, which is non-interest bearing and secured by the Shares, was extended to November, 1999.

                                     Part IV

Item 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

     Exhibits
     --------
      No. 2A Agreement and Plan of Merger between AutoInfo, Inc. (New York) and AutoInfo, Inc. (Delaware), January 20, 1987(2)

      No. 3A      Certificate of Incorporation of the Company.(3)

      No. 3B      Amended and restated By-Laws of the Company.(11)

      No. 4A      Specimen Stock Certificate.(4)

      No. 4B Rights Agreement, dated as of March 30, 1995 between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent.(5)

      No. 9A Settlement Agreement, dated June 22, 1995, between AutoInfo, Inc. and Ryback Management Corporation, et al.(12)

      No. 10A     1985 Stock Option Plan.(1)

      No. 10B     1986 Stock Option Plan.(3)

      No. 10C     1989 Stock Option Plan.(7)

      No. 10D     1992 Stock Option Plan.(10)

      No. 10E     1997 Stock Option Plan.(15)

      No. 10F     1997 Non-Employee Stock Option Plan.(15)

      No. 10G Employment Agreement between AutoInfo, Inc. and Scott Zecher dated January 1, 1994, as amended by Agreement dated April 10, 1995(12)

      No. 10H Supplemental Employment Agreement between AutoInfo, Inc. and Scott Zecher dated as of April 10, 1995.(12)

      No. 10I Amendment to Employment Agreement between AutoInfo, Inc. and Scott Zecher dated April 10, 1997.*

      No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1997.*

      No. 10K     Supplemental Employment Agreement between AutoInfo, Inc. and
                  William

                  Wunderlich as of April 10, 1995.(12)

      No. 10L Form of AutoInfo, Inc. Employee Protection Trust Agreement dated August 17, 1995.(12)

      No. 10M Form of Restricted Stock Grant Agreement between AutoInfo, Inc. and certain officers, directors and consultants.(4)

      No. 10N Note Agreement dated January 10, 1994 between AutoInfo, Inc. and certain investors with respect to issuance of 7.55% Subordinated Notes due January 9, 2000 and Common Stock Purchase Warrants.(6)

      No. 10O Asset Purchase Agreement dated January 31, 1995 between ADP Claims Solutions Group, Inc. and AutoInfo, Inc.(9)

      No. 10P Promissory Note and Security and Pledge Agreement dated April 28, 1995 between AutoInfo, Inc. and Scott Zecher.(12)

      No. 10Q Loan Sale Agreement dated October 1, 1996 between AutoInfo Finance of Virginia, Inc. and AutoInfo Receivables Company.(14)

      No. 10R Indenture dated October 1, 1996 among AutoInfo Receivables Company, as Issuer, Crestar Bank, as Custodian, and Bankers Trust Company, as Indenture Trustee.(14)

      No. 10S Servicing Agreement dated as of October 1, 1996 by and among AutoInfo Finance of Virginia, Inc., Servicer, AutoInfo Receivables Company, Issuer, Bankers Trust, Indenture Trustee and Back-Up Servicer and Crestar Bank, Custodian.(14)

      No. 10T Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated October 11, 1996, between AutoInfo, Inc. and SunAmerica Life Insurance Company.(14)

      No. 10U Loan Security and Servicing Agreement, dated as of December 9, 1996, among AutoInfo Finance of Virginia, Inc., as Borrower and as Servicer, CarLoanCo., Inc., as Borrower and as Servicer, and CS First Boston Mortgage Capital Corp., as Lender.(14)

      No. 10V Custody Agreement, dated as of December 9, 1996, by and among CS First Boston Mortgage Capital Corp., Lender, AutoInfo Finance of Virginia, Inc., Borrower and Servicer, CarLoanCo., Inc., Borrower and Servicer, and Crestar Bank, Custodian.(14)

      No. 10W Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated as of December 10, 1996, between AutoInfo, Inc. and CS First Boston Mortgage Capital Corp.(14)

      No. 21      Subsidiaries of the Registrant.(14)

      No. 23 Consent of Arthur Andersen LLP, independent public accountants.*

      No. 27      Financial Data Schedule.*

----------
* Filed as an Exhibit hereto.

(1) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form S-18 (File No. 33-3526-NY) and is incorporated herein by reference.
(2) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated January 6, 1987 and is incorporated herein by reference.
(3) This Exhibit was filed as Exhibits to the Company's definitive proxy statement dated October 20, 1986 and incorporated herein by reference.
(4) This Exhibit was filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-15465) and are incorporated herein by reference.
(5) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form 8-A filed April 13, 1995, and is incorporated herein by reference.
(6) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1994 and is incorporated herein by reference.
(7) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.
(8) These Exhibits were filed as Exhibits to the Company's Current Report on Form 8-K dated December 19, 1991 and are incorporated herein by reference.
(9) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated March 1, 1995 and is incorporated herein by reference.
(10) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(11) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(12) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1995 and is incorporated herein by reference.
(13) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1995 and is incorporated herein by reference.
(14) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.
(15) This Exhibit was filed as an exhibit to the Company's definitive proxy statement dated April 22, 1997 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 27, 1997 on its behalf by the undersigned, thereunto duly authorized.

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


 /s/ Scott Zecher
 ------------------------
 Scott Zecher                 Director, President,
                              Chief Executive Officer        March 27, 1998


 /s/ William Wunderlich
 ------------------------
 William Wunderlich           Chief Financial Officer,
                              Secretary and Treasurer
                              (Principal Financial &         March 27, 1998
                              Accounting Officer)


 /s/ Jason Bacher
 ------------------------
 Jason Bacher                 Director                       March 27, 1998



 ------------------------
 Robert Fagenson              Director


 /s/ Howard Nusbaum
 ------------------------
 Howard Nusbaum               Director                       March 27, 1998


 /s/ Jerome Stengel
 ------------------------
 Jerome Stengel               Director                       March 27, 1998

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                 F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 1997 and 1996 and the Seven Months Ended
      December 31, 1995                                                      F-4

Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 1997 and 1996 and the Seven Months Ended
      December 31, 1995                                                      F-5

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997 and 1996 and the Seven Months Ended
      December 31, 1995                                                      F-6

Notes to Consolidated Financial Statements                                   F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      To the Board of Directors and Stockholders of AutoInfo, Inc:

      We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, losses incurred by the Company have had a significant adverse impact on the Company's financial position and results of operations and, as a result, as discussed in Note 8, the Company has violated certain financial covenants related to its revolving credit facility and its automobile receivables backed notes. Additionally, the Company's primary lender under its revolving credit facility has ceased funding the Company's acquisition of non-prime automobile receivables and, accordingly, the Company has significantly curtailed the purchase of loans from its dealer network. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

New York, New York
March 24, 1998

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                       ASSETS
                                                                          1997             1996
                                                                     -------------    -------------
Gross automobile receivables                                         $ 126,428,067    $  81,406,679
Unearned  interest                                                     (28,946,529)     (19,867,745)
                                                                     -------------    -------------
Net automobile receivables                                              97,481,538       61,538,934
Allowance for credit losses (Note 7)                                   (19,000,487)     (15,725,390)
                                                                     -------------    -------------
Net automobile receivables after allowance for credit losses            78,481,051       45,813,544

Cash                                                                     2,506,502        3,805,629
Restricted cash (Note 9)                                                 4,088,483        6,881,846
Short-term investments (Note 6)                                          2,242,069        4,892,199
Fixed assets, net of accumulated depreciation of $1,098,356
   and $352,145 as of December 31, 1997 and 1996,
   respectively                                                          2,099,126        1,725,774
Goodwill and other intangibles, net of accumulated
   amortization of $153,668 as of December 31, 1996
   (Notes 2 and 13)                                                             --        2,906,587
Other assets                                                             3,785,355        4,073,502
Refundable income taxes (Note 10)                                        3,411,211        4,352,000
                                                                     -------------    -------------
                                                                     $  96,613,797    $  74,451,081
                                                                     =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Revolving lines of credit (Note 9)                                $  67,935,706    $  18,082,472
   Automobile receivables backed notes (Note 9)                         14,063,140       31,611,989
   Subordinated notes and other debt (Note 9)                           11,190,979       10,710,330
   Accounts payable and accrued liabilities                              2,112,630        1,718,901
                                                                     -------------    -------------
Total Liabilities                                                       95,302,455       62,123,692
                                                                     -------------    -------------

Commitments and contingencies (Note 11)

Stockholders' equity
   Common Stock - authorized 20,000,000 shares $.01 par value;
      issued and outstanding 7,996,752 at December 31, 1997 and
      7,954,752 at December 31, 1996                                        79,968           79,548
   Additional paid-in capital                                           18,233,362       18,171,282
   Officer note receivable (Note 12)                                      (466,797)        (466,797)
   Deferred compensation under stock bonus plan (Note 12)                 (342,873)        (385,930)
   Retained (Deficit)                                                  (16,192,318)      (5,070,714)
                                                                     -------------    -------------
   Total stockholders' equity                                            1,311,342       12,327,389
                                                                     -------------    -------------
                                                                     $  96,613,797    $  74,451,081
                                                                     =============    =============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE SEVEN MONTHS ENDED DECEMBER 31, 1995

                                                                                 Seven Months
                                                 Year Ended      Year Ended         Ended
                                                 December 31,    December 31,    December 31,
REVENUES                                             1997             1996           1995
                                                 ------------    ------------    ------------
Interest and other finance revenue               $ 19,098,602    $ 11,789,130    $    771,502
Investment income                                     432,986         884,459       1,020,382
Long distance telephone services                      314,643         511,534         439,839
                                                 ------------    ------------    ------------
Total revenues                                     19,846,231      13,185,123       2,231,723
                                                 ------------    ------------    ------------
COSTS AND EXPENSES
Interest expense                                    8,145,959       3,989,912         415,904
Operating expenses                                 10,234,902       6,913,086       1,346,218
Depreciation and amortization                         708,248       1,189,298          84,889
Write off of goodwill and other intangibles
   (Note 2)                                         2,541,438              --              --
Provision for credit losses                        12,456,124       5,251,000              --
Restructuring charge (Note 3)                         867,141              --              --
                                                 ------------    ------------    ------------
                                                   34,953,812      17,343,296       1,847,011
Unusual item - impairment of long-lived assets
   and additional credit losses on acquired
   automobile receivables (Note 13)                        --      19,293,328              --
                                                 ------------    ------------    ------------
Total costs and expenses                           34,953,812      36,636,624       1,847,011
                                                 ------------    ------------    ------------
(Loss) income from continuing operations
   before income tax benefit                      (15,107,581)    (23,451,501)        384,712
Income tax benefit                                 (3,985,977)     (4,352,000)       (175,960)
                                                 ------------    ------------    ------------
(Loss) income from continuing operations          (11,121,604)    (19,099,501)        560,672

Income from discontinued operations net
   of income tax benefit  (Note 5)                         --              --         268,676
                                                 ------------    ------------    ============
Net (loss) income                                $(11,121,604)   $(19,099,501)   $    829,348
                                                 ============    ============    ============
Basic and diluted per share data (Note 16):
   (Loss) income from continuing operations      ($      1.39)   ($      2.41)   $        .07
   Income from discontinued operations                     --              --             .04
                                                 ------------    ------------    ------------

Net (loss) income per share                      ($      1.39)   ($      2.41)   $        .11
                                                 ============    ============    ============
Weighted average number of common
   and Common equivalent shares                     8,009,097       7,920,515       7,770,917
                                                 ------------    ------------    ------------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE SEVEN MONTHS ENDED DECEMBER 31, 1995

                                                                                            Deferred
                            Shares of                      Additional                      Compensation    Retained
                           Common Stock      Common        Paid - In      Officer Note      Under Stock    Earnings
                           Outstanding       Stock          Capital        Receivable       Bonus Plan     (Deficit)
                          --------------   -----------  ---------------  --------------  ---------------  ------------
Balance June 1, 1995         7,756,252    $     77,563    $ 17,725,267    $   (466,797)   $   (414,686)   $ 13,199,439
Exercise of stock
   options                      21,500             215          57,410              --              --              --
Amortization  of
   deferred
   compensation                     --              --              --              --          10,594              --
Net income                          --              --              --              --              --         829,348
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance December 31,
  1995                       7,777,752          77,778      17,782,677        (466,797)       (404,092)     14,028,787
Common shares issued           177,000           1,770         388,605              --              --              --
Amortization  of
   deferred
   compensation                     --              --              --              --          18,162              --
Net (loss)                          --              --              --              --              --     (19,099,501)
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31,
  1996                       7,954,752          79,548    $ 18,171,282    $   (466,797)   $   (385,930)   $ (5,070,714)

Common shares issued            64,000             640          89,360              --              --              --
Forfeiture of  deferred
   shares                      (22,000)           (220)        (27,280)             --          27,500              --
Amortization  of
   deferred
   compensation                     --              --              --              --          15,557              --
Net (loss)                          --              --              --              --              --     (11,121,604)
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31,
  1997                       7,996,752    $     79,968    $ 18,233,362    $   (466,797)   $   (342,873)   $(16,192,318)
                          ============    ============    ============    ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE SEVEN MONTHS ENDED DECEMBER 31, 1995

                                                            December 31,     December 31,     December 31,
                                                                1997             1996             1995
                                                           -------------    -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                       $ (11,121,604)   $ (19,099,501)   $     829,348
   Adjustments to reconcile net (loss)  income to
   net cash (used for) operating activities:
      Depreciation and amortization expenses                     708,248        1,189,298           84,889
      Amortization of deferred compensation                       15,557           18,162           10,594
      Gain on sale of discontinued operations                         --               --         (449,756)
      Provision for  credit losses                            12,456,124        5,251,000               --
      Write-off  of goodwill and other intangibles             2,541,438               --               --
      Restructuring charge                                       436,086               --               --
      Unusual item - impairment of long-lived assets
          and additional losses on acquired
          automobile receivables                                      --       19,293,328               --
Changes in assets and liabilities:
   Automobile receivables, net                               (45,023,631)     (34,290,686)        (986,632)
   Other assets                                                  188,147       (3,081,728)        (573,645)
   Refundable income taxes                                       940,789       (4,352,000)              --
   Accounts payable and accrued liabilities                      393,729         (311,933)      (6,625,804)
                                                           -------------    -------------    -------------
Net cash (used for) continuing operations                    (38,465,117)     (35,384,060)      (7,711,006)
                                                           -------------    -------------    -------------
Net cash (used for) discontinued operations                           --               --         (105,141)
                                                           -------------    -------------    -------------
Cash flows from investing activities:
   Sale of discontinued operations                                    --               --        3,750,000
   Acquisitions                                                       --               --       (4,912,333)
   Capital expenditures                                       (1,152,537)      (1,797,168)        (497,661)
   Redemption of short-term investments                       12,899,102       43,941,466      103,294,353
   Purchases of short term investments                       (10,248,972)     (24,927,206)     (88,886,323)
                                                           -------------    -------------    -------------
Net cash provided by investing activities                      1,497,593       17,217,092       12,748,036
                                                           -------------    -------------    -------------
Cash Flows from  Financing Activities:
   Issuance of notes                                          51,410,902       36,789,873               --
   Reduction of borrowings                                   (18,625,868)      (8,900,272)      (4,546,540)
   Decrease (increase) in restricted cash                      2,793,363       (6,881,846)              --
   Issuance of common stock                                       90,000               --               --
   Exercise of stock options                                          --               --           57,625
                                                           -------------    -------------    -------------
Net cash provided by (used for) financing activities          35,668,397       21,007,755       (4,488,915)
                                                           -------------    -------------    -------------

Net (decrease) increase in cash                               (1,299,127)       2,840,787          442,974
Cash at beginning of year                                      3,805,629          964,842          521,868
                                                           -------------    -------------    -------------
Cash at end of year                                        $   2,506,502    $   3,805,629    $     964,842
                                                           =============    =============    =============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                  AND THE SEVEN MONTHS ENDED DECEMBER 31, 1995


Note 1 - Business and Summary of Significant Accounting Policies

Business

      On December 6, 1995, AutoInfo, Inc. (the "Company"), a Delaware corporation, through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000 (Note 4). As a result of this acquisition, the Company's primary business is to purchase non-prime automobile retail installment contracts from independent and franchised used vehicle dealers. The Company services these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

      In conjunction with the acquisition of FFC, the Company entered into a ten year agreement with Charlie Falk Auto Wholesale, Incorporated ("CFAW"). This agreement provided and established the basis for conducting business and the criteria under which the Company purchased contracts from CFAW. Effective December 31, 1996, the Company and CFAW mutually agreed to and entered into a termination agreement which, among other provisions, provides for the Company to continue to purchase contracts which meet established underwriting criteria only through March 1997 (see Note 13). In 1997 and 1996, approximately 7% and 38%, respectively, of all contracts funded by the Company were purchased from CFAW.

      In July 1996, the Company commenced operations of its Northeast Regional center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast. This center was closed during the fourth quarter of 1997.

      During 1997, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during the past several months, a number of non-prime automobile finance companies, including the Money Store, have made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors have contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company has experienced material operating losses during 1997. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996 (Note 9). As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. In addition, the Company has modified credit underwriting criteria and reduced the volume of loans purchased from dealers. The Company is exploring several opportunities including the securing of additional warehouse facilities to support an increased level of automobile loan acquisitions, the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

      During the third quarter of 1997, the Company explored the sale of approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors, including adverse market conditions, prevented the consummation of this transaction.

      The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. In the past, the Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as well as the uncertain status of the Company's primary credit facility. In January 1998, the Company entered into an arrangement with a new funding source whereby it can purchase loan contracts which meet specified criteria and sell them through to this source for a fee. This arrangement enables the Company to continue to purchase loans and service its dealer network. The success of this program, as well as the Company's ability to secure additional funding sources, will materially impact the Company's future business activities and, if not successful, could require the Company to sell certain of the loans in its portfolio to meet its liquidity requirements.

      These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Accordingly, the accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and

      As further discussed in Note 2, due to the substantial doubt regarding the Company's ability to continue as a going concern, the Company determined that the carrying amount of its goodwill and other intangibles was impaired and, accordingly, such amounts have been written off in 1997.

      Although significantly curtailed, the Company continues to purchase loans from its dealer network.

      Prior to December 1995, the Company operated in different business lines. During the fiscal year ended May 31, 1995 and on July 20, 1995, the Company sold substantially all of its operating assets for $34,100,000 in cash in two separate transactions. As a result, the Company's sole operating business which remained provides long distance telephone communications services

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under generally accepted accounting principles ("GAAP"). The accounting policies of the Company conform with GAAP and with general practices within the financial services industry.

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

Concentration of Credit Risks

      The Company's primary credit risk relates to lending to individuals who cannot obtain traditional forms of financing. The Company has acquired automobile receivables in 13 states and, accordingly, does not believe that its business is subject to credit risk with respect to geographic concentration.

Repossessed Vehicles Held for Sale

      The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is recorded based upon the lower of the carrying amount of the automobile receivable or an estimate of the fair value of the collateral upon liquidation. As of December 31, 1997 and 1996, there were 605 and 304 repossessed vehicles held for resale with an aggregate value of approximately $1,953,000 and $804,000, respectively, which amounts are included in other assets on the accompanying consolidated balance sheets.

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

Restricted Cash

      Restricted cash consists of $3,006,893 held in reserve accounts pursuant to Class A and Class B Auto Backed Notes sold in October 1996 by AutoInfo Receivables Company, a wholly owned subsidiary of the Company (Note 9) and $1,081,590 in collection accounts pursuant to the Company's revolving credit facility with CSFB (Note 9).

Short-term Investments

      Short-term investments include common stock and bond funds, money market instruments and municipal bonds. Investments are carried at cost which approximates market value (see Note 6).

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation. Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years. Depreciation expense totaled $529,185, $238,926 and $14,587 for the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995, respectively.

Goodwill and Other Intangibles

      The excess of cost over the fair value of net assets acquired was allocated to goodwill and other intangibles and was being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company currently uses methods that are consistent with SFAS No. 121 to evaluate the carrying amount of goodwill and other intangibles including comparing estimated future cash flows identified with each long-lived asset group. For purposes of such comparison, portions of unallocated excess of cost over net assets acquired were attributed to related long-lived assets and identifiable intangible assets based upon the relative fair values of such assets at acquisition.

      In the fourth quarter of 1997, the Company determined that goodwill and other intangible assets were impaired resulting in a charge to operations (see
Note 2). In the fourth quarter of 1996, the Company determined that certain components of goodwill and other intangible assets associated with the acquisition of FFC were impaired resulting in a charge to operations (see Note
13).

      Amortization expense related to goodwill and other intangibles totaled $179,064, $950,372, and $70,302 for the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995, respectively.

(Loss) Earnings Per Share

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

      Basic (loss) earnings per share is based on net (loss) income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the years ended December 31, 1997 and 1996.

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

Income Taxes

      The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company did not adopt the financial reporting requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for stock based compensation granted to employees in accordance with the provisions of SFAS 123 and accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair value based method was used. (Note 12).

New Accounting Pronouncements

      In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

      In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS 131 is effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

      In management's opinion, SFAS Nos. 130 and 131, when adopted, will not have a material effect on the Company's financial statements.


Note 2 - Write-Off of Goodwill and Other Intangibles

      Due to the substantial doubt regarding the Company's ability to continue as a going concern (Note 1), the Company determined that the carrying amount of its goodwill and other intangibles was impaired, and accordingly, such amounts have been written-off in 1997.


Note 3 - Restructuring Charge

      During the fourth quarter of 1997, the Company made the decision to consolidate credit, funding and collections operations into its Norfolk, Virginia operating center and close its Northeast regional operating center in Norwalk, Connecticut. This decision was based upon several factors including management's opinion that the efficiencies and operating controls inherent in a centralized operating center approach provide significant benefits and that the presence and dealer relationships in local markets can be maintained through the use of field representatives. The Company recorded a charge to earnings related to this restructuring of $867,141, of which $436,086 represents non-cash charges. Such amount includes severance costs and the write-off of certain assets.

Note  4 - Business Acquisitions

      On December 6, 1995, the Company, through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. The results of operations of this business have been consolidated with the Company since December 6, 1995.

      The following unaudited pro-forma results of operations for the seven month period ended December 31, 1995 is presented as though the Company's business acquisition during the seven month period ended December 31, 1995 had occurred at the beginning of the period:

            Revenues                                          $ 5,957,662
            Net income                                        $   601,400
            Net income per share                              $       .08

Note 5 - Discontinued Operations

      On July 20, 1995, the Company sold the assets relating to its Insurance Inspection Services business for $3,750,000 in cash. The gain on the sale was $296,839 after applicable taxes of $152,917.

      Summarized results of operations of the discontinued operations were as follows:

                                                         For the seven
                                                         months ended
                                                         December 31,
                                                             1995
                                                         -------------
  Revenues                                                 $ 533,318
                                                           =========
   (Loss) before income taxes                                (42,685)
   Income tax (benefit)                                      (14,522)
                                                           ---------
   Net (loss) from discontinued operations                 $ (28,163)
                                                           =========
   Gain on sale                                            $ 449,756
   Income Taxes                                              152,917
                                                           ---------
   Net income from sale of discontinued operations         $ 296,839
                                                           =========


Note 6 - Short-Term Investments

      Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                                  December 31,      December 31,
                                                      1997               1996
                                                  ------------      ------------
Common stock and bond funds                        $1,626,979        $2,883,524
Money market instruments                              615,090           665,619
Municipal bonds                                            --         1,343,056
                                                   ----------        ----------
                                                   $2,242,069        $4,892,199
                                                   ----------        ----------

      Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.


Note 7 - Credit Losses

      A rollforward of allowance for credit losses by significant component is as follows:

                                     Portfolio
                                   Acquired from      Other
                                        FFC         Portfolios         Total
                                   -------------   ------------    ------------
Balance at December 31, 1995       $  6,122,195    $    696,000    $  6,818,195

Purchase discounts                           --       9,781,195       9,781,195
Charge offs                         (10,469,000)     (5,156,000)    (15,625,000)
Yield adjustments                            --       1,400,000       1,400,000
Additions to reserve (Note 13)        8,100,000       5,251,000      13,351,000
                                   ------------    ------------    ------------
Balance at December 31, 1996          3,753,195      11,972,195      15,725,390

Purchase discounts                           --       8,973,097       8,973,097
Charge offs                          (2,874,000)    (18,902,000)    (21,776,000)
Yield adjustments                            --       4,310,000       4,310,000
Additions to reserve                         --      11,768,000      11,768,000
                                   ------------    ------------    ------------
Balance at December 31, 1997       $    879,195    $ 18,121,292    $ 19,000,487
                                   ------------    ------------    ------------

The charge offs and additions to reserves for the years ended December 31, 1997 and 1996 are the result of an increase in delinquency rates, the higher than anticipated level of repossessions, and the poor performance of loans originated by specific independent automobile dealers.


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

      The Company as of May 31, 1995 wrote off its preferred stock investments totaling $1,804,256 which included unpaid management fees and unpaid preferred stock dividends of $155,460 as of May 31, 1995 and determined that any future fees and dividend received would be recorded as income when received. During the years ended December 31, 1997 and 1996 the Company received $144,000 and $280,000, respectively, in dividends from ComputerLogic.

Note 9 - Debt

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

      In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B automobile receivables backed notes issued in October 1996 and any income tax refund for the tax year ended May 31, 1998.

      At December 31, 1997 the Company had tangible net worth, as defined, of approximately $2.1 million and, accordingly, did not meet the tangible net worth standard. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company and, accordingly, the Company has significantly curtailed the purchase of loans from its dealer network.

      The note matures in December 1999. Interest is payable monthly at the LIBOR rate (5.96% as of December 31, 1997) plus 3%. Advances outstanding as of December 31, 1997 were $67,935,706 collateralized by net automobile receivables of $80,085,304 and the weighted average interest rate for the month of December 1997 was 8.96%

      In conjunction with the acquisition of FFC on December 6, 1995, the Company entered into a revolving credit facility with Finova Capital Corporation ("Finova") which provided for borrowings of up to $42 million. Interest is payable monthly at the prime rate (8.25% at December 31, 1996) plus 1.75%. Advances outstanding as of December 31, 1996 were $14,839,000 and the weighted average interest rate for the month of December 1996 was 10.0%. This revolving credit facility was terminated and repaid through the utilization of the CSFB revolving credit facility in January 1997.

      The unused portion of the line of credit with CSFB as of December 31, 1997 was approximately $32 million. However, as of December 31, 1997, CSFB has ceased to fund the acquisition of non-prime automobile receivables generated by the Company.

Automobile Receivables Backed Notes

      In October 1996, AutoInfo Receivables Company, a wholly-owned special purpose subsidiary of the Company, sold, in a private placement, $34,281,119 of 6.53% Class A Auto Loan Backed Notes and $2,016,536 of 11.31% Class B Auto Loan Backed Notes with a stated maturity date of January 2002. These Notes are repaid from the collection of payments of principal and interest and are collateralized by approximately $40,330,000 of automobile receivables and a Reserve Account in the amount of approximately $5,600,000. In addition, the repayment of principal of the Class A Notes is guaranteed by insurance issued by MBIA Insurance Corporation, a nationally recognized insurance company. At the time of issuance, the Class A Notes were rated AAA by Standard & Poors's Rating Group and Aaa by Moody's Investor Service and the Class B Notes were rated BB by Standard & Poors's Rating Group.

      The Company acts as servicer and, as such, performs collection and servicing activities on these receivables. An Indenture and Servicing Agreement requires, among other provisions, the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 the Company had tangible deficiency, as defined, of ($200,000) and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for the quarter ended September 30, 1997 and December 31, 1997. Accordingly, for the quarter ended December 31, 1997, the Company did not meet the interest coverage ratio requirement.

      The proceeds from the issuance of these notes were used to reduce the borrowings under the Company's senior credit facility as well as to fund the Reserve Account. The assets of AutoInfo Receivables Company are not available to pay general creditors of the Company.

      As of December 31, 1997, the balance of the Class A and Class B Notes, the underlying loan contracts receivable backing these Notes and the Reserve Account balances were as follows:

                                                 Underlying           Reserve
                                                 Receivables          Account
                            Note Balance           Balance            Balance
                            ------------        ------------        -----------
Class A Notes               $ 13,176,625        $ 15,289,671        $ 2,804,292
Class B Notes                    886,515             (a)               202,602
                            ------------                            -----------
                            $ 14,063,140                            $ 3,006,894
                            ------------                            -----------

      (a) The Class B Notes are collateralized by the loan contracts only after the Class A noteholders are paid in full.

Subordinated Notes and Other Debt

Subordinated notes and other debt consist of the following:

                                                           1997          1996
                                                       -----------   -----------
Subordinated notes (a)                                 $ 8,200,000   $ 8,200,000
Subordinated notes due January 2000 payable
   in equal Annual installments in January 1998,
   1999 and 2000 with Interest at 7.55% paid
   semi-annually (b)                                     2,000,000     2,000,000
Other notes payable due in monthly installments
   through 2001 with interest at prime to 12.4%            990,979       510,330
                                                       -----------   -----------
Total other notes                                      $11,190,979   $10,710,330
                                                       -----------   -----------

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

      (b) The Company did not make the installment payment due in January 1998 and has agreed to a modification agreement which extends the due date for this installment to March 31, 1998.

      The Company paid interest of approximately $7,122,000 and $3,938,000 for the years ended December 31, 1997 and 1996, respectively, and $231,000 for the seven month period ended December 31, 1995.


Note 10 - Income Taxes

      For the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995, the provision (benefit) for income taxes consisted of the following:

                                      Year ended     Year ended     Year ended
                                      December 31,   December 31,   December 31,
                                          1997           1996           1995
                                      -----------    -----------    -----------
Federal                               $(3,985,977)   $(4,352,000)   $  (184,960)
State                                       --             --             9,000
                                      -----------    -----------    -----------
Income tax benefit on loss
   from continuing operations         $(3,985,977)   $(4,352,000)   $  (175,960)
                                      -----------    -----------    -----------
Income tax on income from
   discontinued operations:
   Federal                                  --             --       $   (14,522)
                                      -----------    -----------    -----------
                                            --             --       $   (14,522)
                                      -----------    -----------    -----------

Income taxes on gain on sale
   of discontinued operations:
   Federal                                  --             --       $   152,917
                                      -----------    -----------    -----------
                                            --             --       $   152,917
                                      -----------    -----------    -----------

      The following table reconciles the Company's effective income tax rate on
(loss) income from continuing operations to the Federal Statutory Rate for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995:

                                      Year ended     Year ended     Year ended
                                      December 31,   December 31,   December 31,
                                          1997           1996           1995
                                      -----------    -----------    -----------
Federal Statutory Rate                   (34.0)%        (34.0)%         34.0%
Effect of:
State and local taxes, net of
   federal Benefit                          --             --            (.8)
Benefit from tax exempt income             (.7)           (.8)         (81.4)
Preferred stock investment write-off        --             --             --

Valuation allowance against
   deferred tax assets                     8.3           15.3             --
Other, net                                  --             --            2.5
                                      -----------    -----------    -----------
                                         (26.4)%        (19.5)%        (45.7)%
                                      ===========    ===========    ===========

      The Company paid income taxes of approximately $0, $0 and $6,632,000 for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995, respectively.

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carrybacks. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                 December 31,       December 31,
                                                     1997               1996
                                                 -----------        -----------
Deferred tax assets:
   Purchase discounts                            $ 6,221,236        $ 2,514,163
   Goodwill                                        3,333,317          2,518,163
   Deferred fees                                     117,115                 --
                                                 -----------        -----------
Gross deferred tax assets                          9,671,668          5,032,326
Less: valuation allowance                         (5,128,038)        (4,290,054)
                                                 -----------        -----------
Deferred tax asset                                 4,543,630            742,272

Deferred tax liability:
   Allowance for credit losses                     4,543,640            742,272
                                                 -----------        -----------
Net deferred tax asset                           $        --        $        --
                                                 ===========        ===========

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. Refundable income taxes on the accompanying consolidated balance sheets as of December 31, 1997 and 1996 represent the Company's refundable income tax based upon the utilization of available tax credit carrybacks in its federal income tax return.


Note 11 - Commitments and Contingencies

Leases

      The Company is obligated under noncancellable operating leases for premises and equipment expiring at various dates through 1999. Future minimum lease payments are $581,000, $537,000, $517,000, $272,000 and $95,000 for each of the five year periods ended December 31, 2002. Lease expense for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995 was approximately $399,000, $227,000 and $68,000, respectively.

401(k) Plan

      The Company is obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the years ended December 31, 1997 and 1996 and the seven month period ended December 31, 1995 was approximately $95,000, $38,000 and $3,000, respectively.

Other Agreements

      The Company has employment agreements with Messrs. Zecher and Wunderlich, two officers of the Company, one of whom is also a stockholder. The agreements expire through 1999 and provide for aggregate annual compensation of approximately $400,000. In addition, the Company has an employment agreement with a non-officer employee. This agreement expires in April 1999 and provides for an aggregate minimum annual compensation of $150,000 plus a minimum annual bonus of $60,000. An employment agreement with another non-officer employee was terminated in March 1998.

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

Litigation

      The Company is involved in litigation arising in the ordinary course of its business. Based upon management's and outside counsel's opinions, such litigation is not expected to have a materially adverse impact on the financial position or results of operations of the Company.


Note 12 - Stockholders' Equity

Possible Delisting of Common Stock from Nasdaq Market

      The Securities and Exchange Commission (the "Commission") has approved new maintenance requirements for the Nasdaq National Market. For continuing listing on the Nasdaq National Market, a company, among other criteria, must now have at least $4,000,000 of total net tangible assets, 750,000 shares in the Public Float, a market value of its Public Float of $5,000,000 and a minimum bid price of $1.00 per share. At December 31, 1997, the Company did not meet the net tangible assets, value of public float or minimum bid price requirement. The Company does not have a reasonable expectation of meeting these requirements in the near future. Accordingly, it appears likely that the Company's Common Stock will be dropped from the Nasdaq National Market. In the event that the Company's Common Stock is delisted from the Nasdaq Stock Market, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, a shareholder would likely find it more difficult to sell or to obtain quotations as to prices of the Company's Common Stock.

Stock Bonus Plan

      The Company, in 1987 and 1995 issued 410,000 and 15,000 shares, respectively, of Common Stock pursuant to a restricted stock bonus plan to key executives, directors and consultants.

      These shares will vest ratably every two years over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares were recorded at their estimated fair market value at the date of the grant as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period. During 1997, 22,000 shares were forfeited. As of December 31, 1997 135,667 of such shares had vested and 267,333 remained, subject to forfeiture.

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

      No warrants have been exercised to date.

Stock Option Plans

      The Company has five stock option plans, The 1985 Plan, The 1986 Plan, The 1989 Plan, The 1992 Plan and The 1997 Plan ("the Plans"). The Company accounts for these Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these Plans been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been reduced to the following pro forma amounts:

                                       1997             1996            1995
                                   ------------     ------------    ------------
Net (loss) income:

   As reported                     $(11,121,604)    $(19,099,501)     $829,348
   Pro forma                       $(11,316,689)    $(19,206,821)     $806,178

(Loss) earnings per share:

   As reported                           ($1.39)          ($2.41)         $.11
   Pro forma                             ($1.41)          ($2.43)         $.10

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1986 Plan. At December 31, 1997, options to purchase 429,833 shares of Common Stock were exercisable with respect to the Plans.

      Option activity for the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995 was as follows:

                                                  Number of     Weighted Average
                                                   Shares        Exercise Price
                                                 -----------    ----------------
Outstanding at June 1, 1995                         434,833         $     3.75
Exercised during the period                         (21,500)              2.68
                                                 ----------         ----------

Outstanding at December 31, 1995                    413,333               3.70
Granted during the year                             241,000               2.96
                                                 ----------         ----------

Outstanding at December 31, 1996                    654,333               3.43
Granted during the year                             815,000               1.75
Forfeited during the year                          (224,500)              3.28
                                                 ----------         ----------

Outstanding at December 31, 1997                  1,244,833         $     2.36
                                                 ----------         ----------

Weighted average fair value of options granted:
               1997                                  $   .61
               1996                                  $   .96
               1995                                  $  1.14

      The fair value of each option grant is estimated on the date of grant using the Black-Shoals option pricing model with the following weighted assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.52, 6.20 and 6.36 percent; expected lives of 4 years for all options granted; expected volatility of 33.0, 26.2 and 29.1 percent.

      On April 10, 1995, an officer of the Company exercised options to acquire 216,799 shares. In connection with this exercise, the Company received a full recourse, non-interest bearing note secured by a pledge of the acquired shares in the amount of $466,797. The due date has been extended through November 1999.

Other Options

      An option issued upon the commencement of employment to a non-officer employee in April 1996 to purchase an aggregate of 400,000 shares of the Company's Common Stock was canceled in conjunction with the termination of the related employment agreement in March 1998.


Note 13 - Unusual Item - Impairment of Long-Lived Assets on Acquired Business and Additional Credit Losses on Acquired Automobile Receivables

      The Acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which approximately 80% had been acquired by FFC from CFAW. In addition to the tangible assets acquired, the Company entered into a Non-Compete Agreement and a 10 year Purchase Agreement with CFAW which, among other provisions, provided for the continued purchase of automobile receivables based upon established underwriting criteria at the sole discretion and option of the Company. During the year ended December 31, 1996, the quality of the automobile receivables acquired from CFAW, both prior to the acquisition date and subsequent thereto, as evidenced by the number of repossessions and the charge-off losses incurred, came into question. The Company determined to cease acquiring automobile receivables from CFAW and accordingly, on December 31, 1996, the Company entered into a Modification and Termination Agreement with CFAW.

      As a result of this action and other factors, the Company deemed a significant portion of the goodwill associated with the acquisition of FFC as well as the Non-Compete and Purchase Agreements were of no continuing value and, accordingly, took a charge against operations as of December 31, 1996 of $11,193,000 based on its evaluation of the fair value of such assets in accordance with SFAS No. 121. Furthermore, the Company recorded additional credit losses of $8,100,000 on the acquired automobile receivables.


Note 14 - Fair Value of Financial Instruments

      The following disclosures of fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and / or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash and cash equivalents and accounts payable and accrued liabilities are carried at amounts which reasonably approximate fair value.

      Due to the failure of the Company to complete a securitization of its automobile receivables in 1997 (Note 9), an estimate of the fair value of the net automobile receivables outstanding at December 31, 1997 and 1996 could not be practicably made.

      Due to the variable rate nature of the Company's revolving line of credit with an aggregate carrying amount of $67,935,706 and $18,082,472 at December 31, 1997 and 1996, respectively, such amounts approximate fair value.

      The carrying amounts of the Company's automobile receivables backed notes totaling $14,063,140 and $31,611,989 at December 31, 1997 and 1996 approximate fair value.

      Due to the current financial condition of the Company, the inability of the Company to obtain financing and insufficient collateral supporting the Company's subordinated notes and other debt with an aggregate carrying amount of $11,190,979 and $10,710,330 at December 31, 1997 and 1996 a determination of fair value could not be made.

      Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note 15 - Quarterly Results of Operations (Unaudited)

                                      Year Ended December 31, 1997
                                              Quarter Ended
                        -------------------------------------------------------
                         March 31       June 30     September 30   December 31
                        -----------   -----------   ------------   ------------
Revenues                $ 4,404,905   $ 5,381,105   $  5,343,430   $  4,716,791

Net (loss) income       $   248,184   $ 1,561,495   $ (2,636,007)  $(10,295,276)

Basic and diluted per
share data:
    Net (loss) income   $       .03   $       .19   $       (.32)  $      (1.29)


                                      Year Ended December 31, 1996
                                              Quarter Ended
                        -------------------------------------------------------
                         March 31       June 30     September 30   December 31
                        -----------   -----------   ------------   ------------
Revenues                $ 2,758,043   $ 3,115,163   $  3,343,430   $  3,968,487

Net (loss) income       $   401,549   $  (939,051)  $ (3,095,320)  $(15,466,679)

Basic and diluted per
share data
    Net (loss) income   $       .05   $      (.12)  $       (.39)  $      (1.95)


Note 16 - Calculation of Earnings Per Share

      The following table reconciles the components of basic and diluted (loss) earnings per share for net (loss) income for the years ended December 31, 1997 and 1996 and the seven months ended December 31, 1995:

                                                  1997            1996            1995
                                              ------------    ------------    ------------
Numerator:
     Basic (loss) earnings per common share
     - (loss) income available to common
     shareholders                             $(11,121,604)   $(19,099,501)   $    829,348

     Effect of dilutive securities (a)                  --              --              --
                                              ------------    ------------    ------------
     Diluted (loss) earnings per common
     share - (loss) income available to
     common shareholders                      $(11,121,604)   ($19,099,501)   $    829,348
                                              ------------    ------------    ------------
Denominator:
     Basic (loss) earnings per common share
     - weighted average common shares
     outstanding                                 8,009,097       7,920,515       7,765,261

     Effect of dilutive securities (a)                  --              --           5,656
                                              ------------    ------------    ------------
     Diluted (loss) earnings per common
     share - weighted average common and
     common equivalent shares outstanding        8,009,097       7,920,515       7,770,917
                                              ------------    ------------    ------------
Basic and diluted (loss) earnings per
common share                                  $      (1.39)   $      (2.41)   $        .11
                                              ------------    ------------    ------------

      (a) The common stock equivalents for the years ended December 31, 1997 and 1996 were 61,864 and 16,875. The common stock equivalents for these shares were not included in the calculation of diluted (loss) per common share because the effect would be antidilutive.


Note 17 - Subsequent Event - Sale of Automobile Receivables

      On March 24, 1998, the Company sold 1,210 automobile receivables with a net balance of approximately $11,192,000 for net cash proceeds of $9,932,000, which was applied as a reduction of the loans outstanding under the Company's revolving credit agreement with CSFB. Any resulting gain or loss, on this transaction after the allocation of applicable allowance for credit losses, is not expected to be material.