Form 10-Q
period 1998-03-31
AUTOINFO INC
filed 1998-05-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: MARCH 31, 1998

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                  number)

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

                                YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of April 30, 1998: 7,996,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

              Balance Sheets -
              March 31, 1998 (unaudited) and December 31, 1997............    3

              Statements of Operations (unaudited) -
              Three months ended March 31, 1998 and 1997..................    4

              Statements of Cash Flows (unaudited) -
              Three months ended March 31, 1998 and 1997..................    5

              Notes to Unaudited Financial Statements.....................    6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   12

Part II. Other Information ...............................................   18

Signatures................................................................   19

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,       December 31,
                                                      1998             1997
                                                 -------------    -------------
                                                    Unaudited         Audited
ASSETS
Gross automobile receivables                     $  76,192,577    $ 126,428,067
Unearned interest                                  (15,782,385)     (28,946,529)
                                                 -------------    -------------
Net automobile receivables                          60,410,192       97,481,538
Allowance for credit losses                         (9,469,295)     (19,000,487)
                                                 -------------    -------------
Net automobile receivables after
  allowance for credit losses                       50,940,897       78,481,051

Cash                                                   974,292        2,506,502
Restricted cash                                      4,705,933        4,088,483
Short-term investments                               2,167,415        2,242,069
Automobile receivables held for sale                 6,450,000               --
Fixed assets, net                                    1,948,945        2,099,126
Other assets                                         3,249,294        3,785,355
Refundable income taxes                              3,411,211        3,411,211
                                                 -------------    -------------

                                                 $  73,847,987    $  96,613,797
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Revolving line of credit                       $  49,373,946    $  67,935,706
  Automobile receivables backed notes               10,686,022       14,063,140
  Subordinated notes and other debt                 11,135,519       11,190,979
  Accounts payable and accrued liabilities           1,905,851        2,112,630
                                                 -------------    -------------
    Total liabilities                               73,101,338       95,302,455
                                                 -------------    -------------

Stockholders' Equity
  Common stock - authorized 20,000,000
    shares $.01 par value; issued and
    outstanding - 7,996,752 shares as of
    March 31, 1998 and December 31, 1997                79,968           79,968
  Additional paid-in capital                        18,233,362       18,233,362
  Officer note receivable                             (466,797)        (466,797)
  Deferred compensation under stock bonus plan        (338,655)        (342,873)
  Retained deficit                                 (16,761,229)     (16,192,318)
                                                 -------------    -------------
    Total stockholders' equity                         746,649        1,311,342
                                                 -------------    -------------

                                                 $  73,847,987    $  96,613,797
                                                 =============    =============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       1998              1997
                                                    -----------      -----------
Revenues:
   Interest and other finance revenue               $ 3,843,506      $ 4,251,243
   Investment income                                     25,184           61,604
   Long distance telephone services                      52,304           92,061
                                                    -----------      -----------

     Total revenues                                   3,920,994        4,404,908
                                                    -----------      -----------

Costs and expenses:
   Interest expense                                   2,162,658        1,569,398
   Operating expenses                                 1,839,858        2,323,817
   Depreciation & amortization                          150,619          152,071
   Loss on sale of automobile receivables               336,770               --
                                                    -----------      -----------
     Total operating expenses                         4,489,905        4,045,286
                                                    -----------      -----------

(Loss) income from continuing operations               (568,911)         359,622

Provision for income taxes                                   --          111,438
                                                    -----------      -----------

Net (loss) income                                   $  (568,911)     $   248,184
                                                    ===========      ===========

Basic and diluted net (loss)
income per share                                    $      (.07)     $       .03
                                                    ===========      ===========

Weighted average number of
  common and common                                 -----------      -----------
  equivalent shares                                   7,996,752        7,995,816
                                                    -----------      -----------


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                          1998            1997
                                                      ------------    ------------
Cash flows from operating activities:
Net (loss) income                                     $   (568,911)   $    248,184
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         150,619         152,071
     Amortization of deferred compensation                   4,218           4,540
     Loss on sale of automobile receivables                336,770              --
Changes in assets and liabilities:
     Automobile receivables, net                         8,893,933     (14,584,929)
     Other assets                                          535,061       1,630,668
     Accounts payable and accrued liabilities             (206,779)        202,015
                                                      ------------    ------------

Net cash provided by (used in) operating activities      9,144,911     (12,347,451)
                                                      ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                     (438)       (295,157)
     Proceeds from sale of short-term investments           74,654       2,562,182
     Purchases of short-term investments                        --      (4,113,185)
     Proceeds from sale of automobile receivables       11,860,451              --
                                                      ------------    ------------
Net cash provided by (used in) investing activities     11,934,667      (1,846,160)
                                                      ------------    ------------

Cash flows from financing activities:
    (Decrease) increase in borrowings, net             (21,994,338)     11,877,516
     Issuance of common stock                                   --          90,000
     Decrease in restricted cash                          (617,450)        (35,813)
                                                      ------------    ------------
Net cash (used in) provided by financing activities    (22,611,788)     11,931,703
                                                      ------------    ------------

Net decrease in cash                                    (1,532,210)     (2,261,908)
Cash at beginning of period                              2,506,502       4,307,038
                                                      ------------    ------------

Cash at end of period                                 $    974,292    $  2,045,130
                                                      ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. - Business and Summary of Significant Accounting Policies

Business

On December 6, 1995, AutoInfo, Inc. (the "Company"), a Delaware corporation, through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000 (Note 4). As a result of this acquisition, the Company's primary business through March 31, 1998 was to purchase non-prime automobile retail installment contracts from independent and franchised used vehicle dealers. The Company serviced these dealers by providing specialized financing programs for buyers who typically have impaired credit histories and are unable to access traditional sources of available consumer credit.

In conjunction with the acquisition of FFC, the Company entered into a ten year agreement with Charlie Falk Auto Wholesale, Incorporated ("CFAW"). This agreement provided and established the basis for conducting business and the criteria under which the Company purchased contracts from CFAW. Effective December 31, 1996, the Company and CFAW mutually agreed to and entered into a termination agreement which, among other provisions, provided for the Company to continue to purchase contracts which meet established underwriting criteria only through March 1997. In 1997 approximately 7% of all contracts funded by the Company were purchased from CFAW.

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

The Company has experienced material operating losses during 1997 and in the first quarter of 1998. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. During the first quarter of 1998 and in April 1998, the Company successfully completed the sale of approximately $20 million of automobile receivables. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling additional portfolio assets, the failure of which could have a material adverse effect on the Company's financial condition.

During the third quarter of 1997, the Company explored the sale of approximately $40 million of securitized notes backed by approximately $48 million of automobile receivables. However, several factors, including adverse market conditions, prevented the consummation of this transaction. See Notes 4 and 5 regarding the sale of automobile receivables during 1998.

In January 1998, the Company entered into an arrangement with a new funding source whereby it could purchase loan contracts which meet specified criteria and sell them through to this source for a fee. Due to several factors in the marketplace, including new underwriting guidelines and buying criteria, the Company has determined that this new loan acquisition program was not suited for its existing customer base of independent used car dealers. As a result, as of April 1, 1998, the Company has ceased the acquisition of new loan contracts. In addition, in April 1998 the Company sold its long distance telephone service business (see Note 5). Accordingly, the Company's remaining business is the servicing of automobile receivables.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Automobile Receivables Held for Sale

During the first quarter of 1998, the Company established criteria for segregating specific pools of automobile receivables as held for sale. These criteria include, among other factors, an intent by the Company to sell such assets within one year, an agreement as to the specific loan contracts to be sold, the selling price and the successful completion of due diligence by the purchaser. Based upon these criteria, the Company has segregated as held for sale $6,450,000 of net automobile receivables as of March 31, 1998.

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

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon the lower of the carrying amount of the automobile receivable or an estimate of the fair value of the collateral upon liquidation. As of March 31, 1998 and December 31, 1997, there were 583 and 605 repossessed vehicles held for resale with an aggregate value of approximately $1,732,000 and $1,953,000 respectively, which amounts are included in other assets on the accompanying balance sheets.

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

Restricted Cash

Restricted cash consists of $2,361,000 held in reserve accounts pursuant to Class A and Class B Auto Backed Notes sold in October 1996 by AutoInfo Receivables Company, a wholly owned subsidiary of the Company and $2,345,155 in collection accounts pursuant to the Class A and Class B Auto Backed Notes and the Company's revolving credit facility with CSFB.

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                  March 31,        December 31,
                                    1998               1997
                                ------------       ------------
Common stock and bond funds     $  1,533,212       $  1,626,979
Money market instruments             634,203            615,090
                                ------------       ------------
                                $  2,167,415       $  2,242,069
                                ============       ============

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three month period ended March 31,

1998, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Fixed Assets

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Net Income (Loss) Per Share

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

Basic (loss) earnings per share is based on net (loss) income divided by the weighted average number of common shares outstanding. Common stock equivalents were antidilutive for the three month period ended March 31, 1998 and 17,817 shares for the three month period ended March 31, 1997.

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

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.

Note 3 - Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 and March 31, 1998, the Company had a tangible deficiency as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement.

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

At December 31, 1997 and March 31, 1998 the Company did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

At March 31, 1998, the Company had outstanding $10.2 million of subordinated debt. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes issued by the Company. In April 1998, the holders of the 7.55% notes released the Company from its obligation under such debt in exchange for certain off-balance sheet assets of the Company. (see Note 5 - Subsequent Events)

In January 1998, the Company entered into an arrangement, know as a "flow-through" strategy, with a new funding source whereby it could purchase loan contracts which meet specified criteria and sell them through to this source for a fee. Due to several factors in the marketplace, including new underwriting guidelines and buying criteria, the Company has determined that the new loan acquisition program was not suited for its existing customer base of independent used car dealers. As a result, as of April 1, 1998, the Company has ceased the acquisition of new loan contracts.

As of December 31, 1997, the Company is not receiving advances under its senior credit facility. Therefore, unless the Company is able to continue the successful sale of automobile receivable or obtain additional lines of credit, the Company will not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

Note 4 - Sale of Automobile Receivables

      During the three months ended March 31, 1998, the Company, in two separate transactions, sold a total of 1,473 loan contracts with a net principal balance of approximately $13.3 million. The proceeds from the sale of these automobile receivables of approximately $11.9 million were used to reduce the outstanding debt under the Company's revolving line of credit. The Company recognized a loss on these transactions of approximately $337,000.

Note 5 - Subsequent Events

In April 1998, the holders of the Company's $2 million of 7.55% subordinated notes, originally due in equal principal installments in January 1998, 1999 and 2000, released the Company from such obligation in exchange for two off-balance sheet assets and its long distance telephone service business. The two off-balance sheet assets consist of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. This transaction resulted in a net gain of $2.5 million on the retirement of debt and write-off of previously recorded reserves related to the Company's ComputerLogic investment. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

In April 1998, the Company sold a total of 971 loan contracts with a net principal balance of approximately $7.2 million. The proceeds from the sale of these automobile receivables of approximately $6.3 million were used to reduce the outstanding debt under the Company's revolving line of credit. Any resulting gain or loss on this transaction, after the allocation of applicable allowance for credit losses, is not expected to be material.

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

The Company has experienced material operating losses during 1997 and in the first quarter of 1998. As a result of an adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. During the first quarter of 1998 and in April 1998, the Company successfully completed the sale of approximately $20 million of automobile receivables. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling additional portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

In January 1998, the Company entered into an arrangement with a new funding source whereby it could purchase loan contracts which meet specified criteria and sell them through to this source for a fee. Due to several factors in the marketplace, including new underwriting guidelines and buying criteria, the Company has determined that these new loan acquisition program was not suited for its existing customer base of independent used car dealers. As a result, as of April 1, 1998, the Company has ceased the acquisition of new loan contracts.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 1998 and 1997

Revenues

Revenues for the three month periods ended March 31, 1998 and 1997 were derived from the interest and other finance revenue ($3,844,000 and $4,251,000, respectively), investment income ($25,000 and $62,000, respectively) and the long-distance telephone service business ($52,000 and $92,000, respectively). The decrease in the interest and other finance revenue is directly related to the decline in the Company's portfolio of automobile receivables from $74,306,000 to $67,860,000. The decrease in investment income is the result of the reduction in short term investments from $6,443,000 to $2,167,000. The decline in long-distance telephone service revenues is the result of the loss of customers to competing long-distance carriers.

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three month periods ended March 31, 1998 and 1997:

                                             Three Months Ended March 31,
                                                1998              1997
                                             -----------      -----------

      Average loans receivable               $85,894,000      $66,577,000
                                             -----------      -----------
      Average loans payable                   82,221,000       63,280,000
                                             -----------      -----------

      Interest income                        $ 3,671,000      $ 3,812,000
      Interest expense                         2,250,000        1,532,000
                                             -----------      -----------
      Net interest income                    $ 1,421,000      $ 2,280,000
                                             -----------      -----------

      Yield on loans(1)                             17.0%            22.9%
      Cost of funds                                 10.9%             9.7%
                                             -----------      -----------
      Net interest spread                            6.1%            13.2%
                                             -----------      -----------

      Net interest margin(2)                         6.6%            13.7%
                                             -----------      -----------

      (1)   Percentages are presented on an annualized basis

      (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

Interest expense for the three month periods ended March 31, 1998 and 1997 ($2,163,000 and $1,569,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The increase is directly related to the increase in average outstanding debt.

Operating expenses for the three months ended March 31, 1998 and 1997 ($1,840,000 and $2,324,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The decrease is directly related to the closing of the Northeast Region operating center in November 1997 and the results of the cost reduction plan implemented by the Company.

Depreciation and amortization expense for the three months ended March 31, 1998 and 1997 ($151,000 and $152,000, respectively) consisted of the depreciation of fixed assets.

The loss on sale of automobile receivables in the three months ended March 31, 1998 ($337,000) relates to the sale of $13 million of automobile receivables.

Loss from Operations

Loss from operations for the three month period ended March 31, 1998 was $569,000 compared with income from operations for the three month period ended March 31, 1997 of $360,000. There is no income tax benefit for the three month period ended March 31, 1998 as the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of March 31, 1998 and December 31, 1997:

                                                 March 31,      December 31,
                                                    1998            1997
                                              ---------------------------------
Allowance for credit losses                      $9,469,000     $ 19,000,000
Percentage of outstanding automobile
  receivables                                       15.7%            19.5%

The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of March 31, 1998 and December 31, 1997:

                                 March 31,           December 31,
                                    1998                 1997
                               -------------------------------------------
                                   Amount      %(1)     Amount       %(1)
                               -------------------------------------------
60 to 89 days delinquent         $1,544,000    1.8%    $ 3,199,000   2.5%
90 days or more delinquent        5,224,000    6.1%      6,992,000   5.6%
                               -------------------------------------------

Total delinquent loans           $6,768,000    7.9%    $10,191,000   8.1%
                               ===========================================

      (1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

Management has reviewed its past due loans and repossessed collateral as March 31, 1998 and, in management's opinion, the allowance for credit losses is adequate to absorb current and future losses in the portfolio.

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

The Company has experienced material operating losses during 1997 and in the first quarter of 1998. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 and March 31, 1998 the Company had a tangible deficiency, as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement.

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

At March 31, 1998 the Company had tangible net worth, as defined, of approximately $1.6 million and, accordingly, did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

The Company has outstanding $10.2 million of subordinated debt. Of this amount, $8.2 million of 12% notes was included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995 and $2.0 million of 7.55% notes issued by the Company. In April 1998, the holders of the 7.55% notes released the Company from such obligation in exchange for two off-balance sheet assets and its long distance telephone service business.

The Company's cash and short-term investments amounted to $3.1 million as of March 31, 1998. In addition, the Company has $2.4 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996 and $2.3 million in restricted collection accounts related to the Securitized Notes and its warehouse line of credit.

The total amount of debt outstanding as of March 31, 1998 and December 31, 1997 was $71.2 million and $93.2 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of March 31, 1998 and December 31, 1997, respectively:

                                   March 31, 1998       December 31,1997
                                           Weighted              Weighted
                                            Average               Average
                                 Balance     Rate      Balance     Rate
                                 -------------------------------------------
Revolving lines of credit         $49.4      8.69%      $67.9       8.78%
Automobile receivable backed
 notes                            $10.7      6.77%      $14.1       6.91%
Subordinated debt                 $10.2     11.75%      $10.2      11.75%
Other debt                        $  .9      8.5%       $ 1.0       8.5%

The Company's ability to continue to acquire automobile receivables as well as plan for future expansion is directly related to its ability to secure required capital. In the past, the Company has demonstrated the ability to secure warehouse lines of credit, issue receivable secured notes and obtain subordinated debt. However, the Company's ability to secure required capital has been hampered based upon the inability to consummate the sale of securitized notes, as described above, as well as the uncertain status of the Company's primary credit facility. In January 1998, the Company entered into an arrangement, know as a "flow-through" strategy, with a new funding source whereby it could purchase loan contracts which meet specified criteria and sell them through to this source for a fee. Due to several factors in the marketplace, including new underwriting guidelines and buying criteria, the Company has determined that the new loan acquisition program was not suited for its existing customer base of independent used car dealers. As a result, as of April 1, 1998, the Company has ceased the acquisition of new loan contracts.

 As of December 31, 1997, the Company is not receiving advances under its senior credit facility. Therefore, unless the Company is able to obtain additional lines of credit, the Company will not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 1998.

Year 2000

The Company maintains sophisticated data processing support and management information systems. Finance Manager, the Company's custom designed proprietary software management system, is updated and maintained by the Company's MIS Department based in Norfolk, Virginia. The Company has made a comprehensive assessment of the impact of the year 2000 on its business. This assessment included the preparation of a comprehensive inventory of computer systems and computer-controlled devices. As of December 31, 1997, the Company's compliance efforts were substantially complete. Finance Manager software was designed to account for consumer loan contracts with maturity dates beyond the year 2000. This system has been in use by the Company since 1996. Accordingly, the Company does not expect that the cost of ensuring Year 2000 compliance will have a material adverse impact on its financial position or results of operations in the current year or in future years.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 3:    Inapplicable

Item 4:        Submission of Matters to a Vote of Security Holders:  None

Item 5:        Inapplicable

Item 6 (a):    None

Item 6 (b):    No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       AUTOINFO, INC.
                                      (Registrant)


                                       /s/ Scott Zecher
                                       ----------------------------------
                                           Scott Zecher
                                           President & Chief Executive
                                           Officer


                                       /s/ William I. Wunderlich
                                       ----------------------------------
                                           William I. Wunderlich
                                           Treasurer, Secretary and
                                           Principal Financial Officer


Date: May 11, 1998