Form 10-Q
period 1998-06-30
AUTOINFO INC
filed 1998-08-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 1998

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification number)
of incorporation or organization)

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

                                YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of July 31, 1998: 7,996,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

              Consolidated Balance Sheets -
              June 30, 1998 (unaudited) and December 31, 1997................  3

              Consolidated Statements of Operations (unaudited)-
              Three and Six months ended June 30, 1998 and 1997..............  4

              Consolidated Statements of Cash Flows (unaudited)-
              Three and Six months ended June 30, 1998 and 1997..............  4

              Notes to Unaudited Consolidated Financial Statements...........  6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  9

Part II. Other Information................................................... 13

Signatures................................................................... 14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                     1998              1997
                                                 -------------    -------------
                                                   Unaudited

ASSETS

Gross automobile receivables                     $  33,014,669    $ 126,428,067
Unearned interest                                   (6,327,286)     (28,946,529)
                                                 -------------    -------------
Net automobile receivables                          26,687,383       97,481,538
Allowance for credit losses                         (6,924,354)     (19,000,487)
                                                 -------------    -------------
Net automobile receivables after allowance for
 credit losses                                      19,763,029       78,481,051

Cash                                                 1,103,373        2,506,502
Restricted cash                                      3,262,370        4,088,483
Short-term investments                               2,194,363        2,242,069
Automobile receivables held for sale                 6,477,776               --
Fixed assets, net                                    1,620,543        2,099,126
Other assets                                         1,663,245        3,785,355
Refundable income taxes                              3,002,271        3,411,211
                                                 -------------    -------------
                                                 $  39,086,970    $  96,613,797
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Liabilities:
  Revolving line of credit                       $  24,187,831    $  67,935,706
  Automobile receivables backed notes                8,027,290       14,063,140
  Subordinated notes and other debt                  9,055,734       11,190,979
  Accounts payable and accrued liabilities           1,333,148        2,112,630
                                                 -------------    -------------
       Total liabilities                            42,604,003       95,302,455
                                                 -------------    -------------

Stockholders' (Deficit) Equity
 Common stock - authorized 20,000,000 shares
  $.01 par value; issued and outstanding -
  7,996,752 shares as of June 30, 1998 and
  December 31, 1997                                     79,968           79,968
 Additional paid-in capital                         18,233,362       18,233,362
 Officer note receivable                              (466,797)        (466,797)
 Deferred compensation under stock bonus plan         (334,427)        (342,873)
 Retained deficit                                  (21,029,139)     (16,192,318)
                                                 -------------    -------------
       Total stockholders' (deficit) equity         (3,517,033)       1,311,342
                                                 -------------    -------------
                                                 $  39,086,970    $  96,613,797
                                                 =============    =============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended             Three Months Ended
                                                        June 30,                       June 30,
                                                 1998            1997            1998            1997
                                             ------------    ------------    ------------    ------------
Revenues:
  Interest and other finance
    revenue                                  $  6,142,306    $  9,394,830    $  2,298,919    $  5,143,587
  Investment income                                52,495         213,537          27,311         151,933
  Long distance telephone services                 63,099         177,646          10,795          85,585
                                             ------------    ------------    ------------    ------------

       Total revenues                           6,257,900       9,786,013       2,337,025       5,381,105
                                             ------------    ------------    ------------    ------------

Costs and expenses:
  Interest expense                              3,664,161       3,547,779       1,501,503       1,978,381
  Operating expenses                            3,273,072       4,830,641       1,433,333       2,506,824
  Depreciation & amortization                     287,898         319,584         137,279         167,513
  Provision for credit losses                   3,938,300              --       3,938,300              --
  Loss on sale of automobile
    receivables                                 1,035,406              --         698,636              --
  Other expenses                                  598,901              --         598,901              --
                                             ------------    ------------    ------------    ------------
      Total operating expenses                 12,797,738       8,698,004       8,307,952       4,652,718
                                             ------------    ------------    ------------    ------------

  (Loss) income from operations                (6,539,838)      1,088,009      (5,970,927)        728,387

Income tax benefit                                     --        (721,670)             --        (833,108)
                                             ------------    ------------    ------------    ------------

(Loss) income before extraordinary item        (6,539,838)      1,809,679      (5,970,927)      1,561,495

Extraordinary item -
  extinguishment                                1,703,017              --       1,703,017              --
                                             ------------    ------------    ------------    ------------

Net (loss) income                            $ (4,836,821)   $  1,809,679    $ (4,267,910)   $  1,561,495
                                             ============    ============    ============    ============

Basic and diluted (loss) income per share:
  (Loss) income per share before
     extraordinary item                      $       (.82)   $        .22    $       (.74)   $        .19
  Extraordinary item                                  .21              --             .21              --
                                             ------------    ------------    ------------    ------------
Basic and diluted net income per
  share                                      $       (.61)   $        .22    $       (.53)   $        .19
                                             ============    ============    ============    ============

Weighted average number of
  common and common
  equivalent shares                             7,996,752       8,007,730       7,996,752       8,018,752
                                             ------------    ------------    ------------    ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                             1998            1997
                                                         ------------    ------------
Cash flows from operating activities:
Net (loss) income                                        $ (4,836,821)   $  1,809,679
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               287,898         319,584
  Amortization of deferred compensation                         8,446           9,081
  Loss on sale of automobile receivables                    1,035,406              --
  Loss on sale of property and equipment                      115,547              --
Changes in assets and liabilities:
  Automobile receivables, net                              30,543,667     (35,676,816)
  Other assets                                              2,531,050        (297,176)
  Income tax refund receivable                                868,269
  Accounts payable and accrued liabilities                   (779,481)       (117,498)
                                                         ------------    ------------
Net cash provided by (used in) operating activities        28,905,712     (33,084,877)
                                                         ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                         (2,863)       (589,907)
  Sale of property and equipment                               78,000              --
  Proceeds from sale of automobile receivables             20,661,173              --
  Proceeds from redemptions of short term investments          47,706       6,416,358
  Purchases of short term investments                              --      (5,882,643)
                                                         ------------    ------------
Net cash provided (used in) by investing activities        20,784,016         (56,192)
                                                         ------------    ------------

Cash flows from financing activities:
  Decrease in borrowings, net                             (51,918,970)     30,231,605
  Issuance of common stock                                         --          90,000
  Decrease in restricted cash                                 826,113         807,861
                                                         ------------    ------------
Net cash (used in) provided by financing activities       (51,092,857)     31,129,466
                                                         ------------    ------------
Net  decrease in cash                                      (1,403,129)     (2,011,603)
Cash at beginning of period                                 2,506,502       4,307,038
                                                         ------------    ------------

Cash at end of period                                    $  1,103,373    $  2,295,435
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

Note 1. - Business and Summary of Significant Accounting Policies

Business

On December 6, 1995, AutoInfo, Inc. (the "Company"), a Delaware corporation, through a newly formed wholly owned subsidiary, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialized financial services company, for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000 (Note 4). As a result of this acquisition, the Company's primary business through March 31, 1998 was to purchase non-prime automobile retail installment contracts from independent and franchised used vehicle dealers. The Company serviced these dealers by providing specialized financing programs for buyers typically with impaired credit histories and unable to access traditional sources of available consumer credit.

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

The Company has experienced material operating losses during 1997 and in the first and second quarters of 1998. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. During the first and second quarters and in July of 1998, the Company successfully completed the sale of approximately $44 million of automobile receivables. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling additional portfolio assets, the failure of which could have a material adverse effect on the Company's financial condition.

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

Automobile Receivables Held for Sale

During the first quarter of 1998, the Company established criteria for segregating specific pools of automobile receivables as held for sale. These criteria include, among other factors, an intent by the Company to sell such assets within one year, an agreement as to the specific loan contracts to be sold, the selling price and the successful completion of due diligence by the purchaser. Based upon these criteria, the Company has segregated as held for sale $6,478,000 of net automobile receivables as of June 30, 1998 (See Note 6).

Allowance for Credit Losses

The Company established an allowance for credit losses in the FFC acquired portfolio as of the date of acquisition based upon an evaluation of a number of factors including prior loss experience, contractual delinquencies, the value of underlying collateral and other factors. At the time of the purchase of installment contracts from dealers an allowance for credit losses is established based on an analysis of similar factors. The allowance is periodically evaluated for adequacy based upon a review of credit loss experience, delinquency trends, static pool loss analysis and an estimate of future losses inherent in the existing finance receivable portfolio. Subsequent to the purchase of loans, a provision for losses, if any, is charged to income in order to maintain the allowance at an adequate level. The Company charges the allowance for loss account at the time a customer receivable is deemed uncollectible. Any reduction in the required allowance will be amortized to income prospectively as an adjustment in the yield on the related loans.

The estimate of the allowance for credit losses requires a high degree of judgment based upon, among other things, the inherent risk associated with the portfolio of loans being purchased from dealers. Changes in estimates and additional losses on portfolios could develop in the future based on changes in economic factors and other circumstances and such changes could be significant. During the first six months and in July of 1998, the Company sold a significant portion of its automobile receivables and continues to pursue opportunities for additional portfolio sales . The provision for credit losses as of June 30, 1998 has been adjusted based upon the estimated fair value of its remaining portfolio resulting in an additional provision for credit losses of $3,938,000 as of June 30, 1998.

Concentration of Credit Risks

The Company's primary credit risk relates to existing loans with individuals who cannot obtain traditional forms of financing. The Company has acquired automobile receivables in several states and, accordingly, does not believe that its business is subject to credit risk with respect to geographic concentration.

Repossessed Vehicles Held for Sale

The Company repossesses the collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon the lower of the carrying amount of the automobile receivable or an estimate of the fair value of the collateral upon liquidation. As of June 30, 1998 and December 31, 1997, there were 475 and 605 repossessed vehicles held for resale with an aggregate value of approximately $1,214,000 and $1,953,000 respectively, which amounts are included in other assets on the accompanying balance sheets.

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

Restricted Cash

Restricted cash consists of $2,057,000 held in reserve accounts pursuant to Class A and Class B Auto Backed Notes sold in October 1996 by AutoInfo Receivables Company, a wholly owned subsidiary of the Company and $1,205,000 in collection accounts pursuant to Company's revolving credit facility with CSFB.

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                         June 30,               December 31,
                                           1998                    1997
                                        ----------              ----------
Common stock and bond funds             $2,157,000              $1,627,000
Money market instruments                    37,000                 615,000
                                        ----------              ----------
                                        $2,194,000              $2,242,000
                                        ==========              ==========

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three and six month periods ended June 30, 1998, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

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

Basic (loss) earnings per share is based on net (loss) income divided by the weighted average number of common shares outstanding. Common stock equivalents were antidilutive for the three and six month periods ended June 30, 1998 and were 62,444 and 40,131 shares for the three and six month periods ended June 30, 1997, respectively.

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

As of June 30, 1998, the Company has a net operating loss carryforward of approximately $9.8 million which expires in 2013. Any benefit from the utilization of this net operating loss carryforward had been fully reserve for resulting in no impact on the accompanying financial statements.

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997.

Note 3 - Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 and June 30, 1998, the Company had a tangible deficiency as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement (See Note 6 - Subsequent Events).

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

At December 31, 1997 and June 30, 1998 the Company did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

At June 30, 1998, the Company had outstanding subordinated debt consisting of $8.2 million of 12% notes which were included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995.

In January 1998, the Company entered into an arrangement, known as a "flow-through" strategy, with a new funding source whereby it could purchase loan contracts which meet specified criteria and sell them through to this source for a fee. Due to several factors in the marketplace, including new underwriting guidelines and buying criteria, the Company has determined that the new loan acquisition program was not suited for its existing customer base of independent used car dealers. As a result, as of April 1, 1998, the Company has ceased the acquisition of new loan contracts.

As of December 31, 1997, the Company is not receiving advances under its senior credit facility. Therefore, unless the Company is able to continue the successful sale of automobile receivable or obtain additional lines of credit, the Company will not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

Note 4 - Sale of Automobile Receivables

During the six months ended June 30, 1998, the Company sold a total of 4,173 loan contracts with a net principal balance of approximately $36 million of which 2,700 loan contacts and $22.7 million were in the three month period ended June 30, 1998. The proceeds from the sale of these automobile receivables were used to reduce the outstanding debt under the Company's revolving line of credit. The Company recognized a loss on these transactions of approximately $413,000.

Note 5 - Debt Extinguishment

In April 1998, the holders of the Company's $2 million of 7.55% subordinated notes, originally due in equal principal installments in January 1998, 1999 and 2000, released the Company from such obligation in exchange for two off-balance sheet assets and its long distance telephone service business. The two off-balance sheet assets consist of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. This transaction resulted in a net gain of $1.7 million. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

Note 6 - Subsequent Events

In July 1998, the Company sold loan contracts with a net principal balance of approximately $7.7 million. The proceeds from the sale of these automobile receivables of approximately $6.5 million were used to redeem in full the Class A and Class B securitized notes sold in October 1996. As a result of the redemption of such notes, the restricted cash held in reserve accounts in connection with such notes was released and applied by the Company as a reduction in the outstanding balance of the Company's revolving credit facility with CSFB. The Company recognized a loss on this transaction of approximately $622,000.

During the three months ended June 30, 1998, the Company's common stock was delisted from the Nasdaq National Market System and moved to the Nasdaq Small Cap Market based upon the Company's failure to meet recently approved maintenance requirements. In July 1998, the Company's stock was delisted from the NASDAQ Small Cap Market. Trading in the Company's common stock is currently conducted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol AUTO.

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

The Company has experienced material operating losses during 1996, 1997 and in the first and second quarters of 1998. As a result of an adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. During the first six months and in July of 1998, the Company successfully completed the sale of approximately $44 million of automobile receivables. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling additional portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

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

Results of Operations

Three and Six Months Ended June 30, 1998 and 1997

Revenues

Revenues for the three month periods ended June 30, 1998 and 1997 were derived from interest and other finance revenue ($2,299,000 and $5,144,000, respectively), investment income ($27,000 and $152,000, respectively) and the long-distance telephone service business ($11,000 and $86,000, respectively). Revenues for the six month periods ended June 30, 1998 and 1997 were derived from the interest and other finance revenue ($6,142,000 and $9,395,000, respectively), investment income ($52,000 and $214,000, respectively) and the long-distance telephone service business ($63,000 and $178,000, respectively). The decrease in the interest and other finance revenue is directly related to the decline in the Company's portfolio of automobile receivables from $96,698,000 to $34,216,000. The decrease in investment income is the result of the reduction in short term investments from $4,358,000 to $2,194,000. The decline in long-distance telephone service revenues is the result of the exchange of this business in settlement of $2 million of subordinated debt in April 1998 (See Note 5).

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source is the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and six month periods ended June 30, 1998 and 1997:

                           Six Months Ended June 30,     Three Months Ended June 30,
                               1998           1997           1998           1997
                           -----------    -----------    -----------    -----------
Average loans receivable   $68,098,000    $76,295,000    $50,244,000    $85,270,000
                           -----------    -----------    -----------    -----------
Average loans payable       67,890,000     71,500,000     53,670,000     78,870,000
                           -----------    -----------    -----------    -----------

Interest income            $ 5,699,000    $ 8,261,000    $ 2,073,000    $ 4,449,000
Interest expense             3,631,000      3,472,000      1,483,000      1,941,000
                           -----------    -----------    -----------    -----------
Net interest income        $ 2,068,000    $ 4,789,000    $   590,000    $ 2,508,000
                           -----------    -----------    -----------    -----------

Yield on loans (1)                16.7%          21.7%          16.5%          20.8%
Cost of funds                     10.7%           9.7%          11.0%           9.8%
                           -----------    -----------    -----------    -----------
Net interest spread                6.0%          12.0%           5.5%          11.0%
                           -----------    -----------    -----------    -----------

Net interest margin (2)            6.0%          12.6%           4.7%          11.7%
                           -----------    -----------    -----------    -----------

      (1) Percentages are presented on an annualized basis
      (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

Interest expense for the three month periods ended June 30, 1998 and 1997 ($1,502,000 and $1,978,000, respectively) and the six month periods ended June 30, 1998 and 1997 ($3,664,000 and $3,548,000, respectively)
was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The decrease in the three month period ended June 30,1998 is directly related to the decrease in average outstanding debt as a result of the lack of new loan origination activity and the sale of portfolio assets (See Note 4).

Operating expenses for the three months ended June 30, 1998 and 1997 ($1,433,000 and $2,507,000, respectively) and the six months ended June 30, 1998 and 1997 ($3,273,000 and $4,831,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The decrease is directly related to the closing of the northeast regional operating center in November 1997 and the results of the cost reduction plan implemented by the Company.

Depreciation and amortization expense for the three months ended June 30, 1998 and 1997 ($137,000 and $168,000, respectively) and the six months ended June 30, 1998 and 1997 ($288,000 and $320,000, respectively) consisted of the depreciation of fixed assets. The decrease is related to assets associated with the closing of the Company's northeast regional operating center.

The provision for credit losses for the three and six months ended June 30, 1988 of $3,938,000 represents the additional reserve required to reduce the carrying amount of the Company's remaining portfolio of automobile receivables to its estimated fair value. This is based upon the Company's present intent to continue to pursue opportunities to sell portfolio assets.

The loss on sale of automobile receivables in the three and months ended June 30, 1998 ($699,000 and $1,035,000, respectively) relates to the sale of $44 million of automobile receivables.

Other expenses of $599,000 in the three and six months ended June 30, 1998 consists primarily of the write-off of deferred finance costs relating to the Company's warehouse line of credit which has been accelerated based upon the sale of portfolio assets and the loss on sale of fixed assets.

Loss from Operations

The loss from operations for the three month period ended June 30, 1998 was $5,971,000 compared with income from operations for the three month period ended June 30, 1997 of $728,000. The loss from operations for the six month period ended June 30, 1998 was $6,540,000 compared with income from operations for the six month period ended June 30, 1997 of $1,088,000. The increase in the loss from operations in both the three and six months ended June 30, 1998 is primarily the result of losses on the sale of portfolio assets and the additional provision for credit losses. There is no income tax benefit for the three and six month periods ended June 30, 1998 as the Company has recorded the utilization all of its available income tax carrybacks as of December 31, 1997.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of June 30, 1998 and December 31, 1997:

                                                    June 30,   December 31,
                                                      1998         1997
                                                   -----------------------
Allowance for credit losses                        $6,924,000  $19,000,000
Percentage of outstanding automobile receivables      25.9%        19.5%

The following table summarizes the Company's accounts that were more than 60 days delinquent as of June 30, 1998 and December 31, 1997:

                                        June 30,         December 31,
                                         1998                1997
                                      -------------------------------------
                                        Amount    %(1)      Amount     %(1)
                                      -------------------------------------
60 to 89 days delinquent              $2,019,000  4.8%    $ 3,199,000  2.5%
90 days or more delinquent             5,152,000  12.4%     6,992,000  5.6%
                                      -------------------------------------

Total delinquent loans                $7,171,000  17.2%   $10,191,000  8.1%
                                      =====================================

      (1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

In management's opinion, the allowance for credit losses is adequate to absorb current and future losses in the portfolio based upon its estimated air value as of June 30, 1998.

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

The Company has experienced material operating losses during 1996, 1997 and in the first and second quarters of 1998. As a result of this adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. The Company is exploring several opportunities including the sale of portfolio assets to reduce outstanding debt and other restructuring alternatives. There is no assurance that the Company will be successful in securing additional warehouse facilities or selling portfolio assets, the failure of which would have a material adverse effect on the Company's financial condition.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 and June 30, 1998 the Company had a tangible deficiency, as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement.

In July 1998, the Company sold approximately $7.7 million of these automobile receivables and received proceeds of approximately $6.8 million. The Class A and Class B notes were redeemed in full.

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

At June 30, 1998 the Company had tangible net worth, as defined, of approximately $3.1 million and, accordingly, did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

At June 30, 1998, the Company had outstanding subordinated debt consisting of $8.2 million of 12% notes which were included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995.

The Company's cash and short-term investments amounted to $3.3 million as of June 30, 1998. In addition, the Company has $1.2 million in Restricted Cash Reserve accounts established pursuant to the Indenture Agreement executed in conjunction with the issuance of Securitized Notes issued pursuant to the Private Placement Memorandum dated October 11, 1996 and $2.1 million in restricted collection accounts related to the Securitized Notes and its warehouse line of credit.

The total amount of debt outstanding as of June 30, 1998 and December 31, 1997 was $41.3 million and $93.2 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of June 30, 1998 and December 31, 1997, respectively:

                                       June 30, 1998      December 31,1997
                                     ----------------------------------------
                                              Weighted           Weighted
                                               Average            Average
                                     Balance    Rate    Balance    Rate
                                     ----------------------------------------
Revolving lines of credit             $24.2     8.66%    $67.9     8.78%
Automobile receivable backed notes    $8.0      6.75%    $14.1     6.91%
Subordinated debt                     $8.2     12.00%    $10.2    11.75%
Other debt                             $.9      8.5%     $1.0      8.5%

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

Inflation and changing prices had no material impact on revenues or the results of operations for the three and six months ended June 30, 1998.

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

                                      AUTOINFO, INC.
                                       (Registrant)


                                    /s/ Scott Zecher
                       ------------------------------------------
                                    Scott Zecher
                          President & Chief Executive Officer


                              /s/ William I. Wunderlich
                       ------------------------------------------
                                William I. Wunderlich
                           Treasurer, Secretary and Principal
                                  Financial Officer

Date: August 11, 1998