Form 10-Q
period 1998-09-30
AUTOINFO INC
filed 1998-11-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1998

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation number)                         or organization)

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

                                 YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of October 30, 1998: 7,996,752 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

            Consolidated Balance Sheets -
            September 30, 1998 (unaudited) and December 31, 1997............. 3

            Consolidated Statements of Operations (unaudited)-
            Three and nine months ended September 30, 1998 and 1997.......... 4

            Consolidated Statements of Cash Flows (unaudited)-
            Three and nine months ended September 30, 1998 and 1997.......... 5

            Notes to Unaudited Consolidated Financial Statements............. 6

      Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 12

Part II. Other Information................................................... 17
Signatures................................................................... 18

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,    December 31,
                                                      1998            1997
                                                 -------------    -------------
                                                  Unaudited
ASSETS

Gross automobile receivables                     $          --    $ 126,428,067
Unearned interest                                           --      (28,946,529)
                                                 -------------    -------------
Net automobile receivables                                  --       97,481,538
Allowance for credit losses                                 --      (19,000,487)
                                                 -------------    -------------
Net automobile receivables after
  allowance for credit losses                               --       78,481,051

Cash                                                   458,916        2,506,502
Restricted cash                                         26,150        4,088,483
Short-term investments                               3,760,997        2,242,069
Automobile receivables held for sale                 1,017,756               --
Fixed assets, net                                      270,612        2,099,126
Other assets                                           570,993        3,785,355
Refundable income taxes                                     --        3,411,211
                                                 -------------    -------------
                                                 $   6,105,424    $  96,613,797
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Liabilities:
     Revolving line of credit                    $   4,441,232    $  67,935,706
     Automobile receivables backed notes                    --       14,063,140
     Subordinated notes and other debt               9,872,978       11,190,979
     Accounts payable and accrued
       liabilities                                     754,858        2,112,630
                                                 -------------    -------------
          Total liabilities                         15,069,068       95,302,455
                                                 -------------    -------------

Stockholders' (Deficit) Equity:
   Common stock - authorized 20,000,000 shares
     $ 01 par value; issued and outstanding -
     7,996,752 shares as of September 30, 1998
     and December 31, 1997                              79,968           79,968
  Additional paid-in capital                        18,233,362       18,233,362
  Officer note receivable                             (466,797)        (466,797)
  Deferred compensation under stock bonus
    plan                                              (330,199)        (342,873)
  Retained deficit                                 (26,479,978)     (16,192,318)
                                                 -------------    -------------
          Total stockholders' (deficit)
            equity                                  (8,963,644)       1,311,342
                                                 -------------    -------------
                                                 $   6,105,424    $  96,613,797
                                                 =============    =============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         Nine  Months Ended              Three Months Ended
                                            September 30,                   September 30,
                                        1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Revenues:
   Interest and other finance
     revenue                        $  6,817,242    $ 14,595,699    $    674,936    $  5,200,869
   Investment income                      92,881         282,516          40,386          68,979
   Long distance telephone
     services                             63,099         251,228              --          73,582
                                    ------------    ------------    ------------    ------------

       Total revenues                  6,973,222      15,129,443         715,322       5,343,430
                                    ------------    ------------    ------------    ------------

Costs and expenses:
   Interest expense                    4,387,778       5,845,726         723,617       2,297,947
   Operating expenses                  4,531,620       7,662,857       1,258,548       2,832,216
   Depreciation & amortization           418,557         499,165         130,659         179,581
   Provision for credit losses         3,938,300       5,317,000              --       5,317,000
   Loss on sale of automobile
     receivables                       3,541,587              --       2,506,181              --
   Restructuring charge and other
     expenses                          2,146,058         617,000       1,547,157         617,000
                                    ------------    ------------    ------------    ------------
       Total operating expenses       18,963,900      19,941,748       6,166,162      11,243,744
                                    ------------    ------------    ------------    ------------

(Loss) from operations               (11,990,678)     (4,812,305)     (5,450,840)     (5,900,314)

Income tax benefit                            --      (3,985,977)             --      (3,264,307)
                                    ------------    ------------    ------------    ------------

(Loss) before extraordinary item     (11,990,678)       (826,328)     (5,450,840)     (2,636,007)

Extraordinary item -
   extinguishment of debt              1,703,017              --              --              --
                                    ------------    ------------    ------------    ------------

Net (loss)                          $(10,287,661)   $   (826,328)   $ (5,450,840)   $ (2,636,007)
                                    ============    ============    ============    ============

Basic and diluted (loss) per
  share:
    (Loss) per share before
      extraordinary item            $      (1.50)   $       (.10)   $       (.68)   $       (.33)
    Extraordinary item                       .21              --              --              --
                                    ------------    ------------    ------------    ------------

Basic and diluted net (loss) per
  share                             $      (1.29)   $       (.10)   $       (.68)   $       (.33)
                                    ============    ============    ============    ============

Weighted average number of
  common and common
  equivalent shares                    7,996,752       8,018,752       7,996,752       8,018,752
                                    ------------    ------------    ------------    ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               1998             1997
                                                           ------------    ------------
Cash flows from operating activities:
Net (loss) income                                          $(10,287,661)   $   (826,328)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                              418,557         685,166
     Amortization of deferred compensation                       12,674          13,621
     Provision for credit losses                              3,938,300       5,317,000
     Loss on sale of automobile receivables                   3,541,587              --
     Loss on sale of property and equipment                     115,547              --
     Extraordinary item - extinguishment of debt             (1,703,017)             --
     Restructuring charge                                     1,519,273              --
Changes in assets and liabilities:
     Automobile receivables, net                             17,231,252     (46,621,671)
     Other assets                                             3,137,379          91,159
     Income tax refund receivable                             3,411,211              --
     Accounts payable and accrued liabilities                (1,877,770)        659,302
                                                           ------------    ------------

Net cash provided by (used in) operating activities          19,457,332     (40,681,751)
                                                           ------------    ------------

Cash flows from investing activities:
     Capital expenditures                                        (2,864)       (866,127)
     Proceeds from sale of property and equipment                78,000              --
     Proceeds from sale of automobile receivables            52,752,156              --
     Proceeds from redemptions of short term investments     (1,518,928)     11,950,692
     Purchases of short term investments                             --     (10,248,972)
                                                           ------------    ------------
Net cash provided (used in) by investing activities          51,308,364         835,593
                                                           ------------    ------------

Cash flows from financing activities:
     (Decrease) increase in borrowings, net                 (76,875,615)     35,139,490
     Issuance of common stock                                        --          90,000
     Decrease in restricted cash                              4,062,333       1,933,577
                                                           ------------    ------------
Net cash (used in) provided by financing activities         (72,813,282)     37,163,067
                                                           ------------    ------------

Net  decrease in cash                                        (2,047,586)     (2,683,091)
Cash at beginning of period                                   2,506,502       4,307,038
                                                           ------------    ------------

Cash at end of period                                      $    458,916    $  1,623,947
                                                           ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving its future business operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Note 1. - Business and Summary of Significant Accounting Policies

Business

In December 1995, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

During 1997 and 1998, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during this period, a number of non-prime automobile finance companies, including the Money Store, made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

The Company experienced material operating losses during 1997 and in the nine month period ending September 30 1998. As a result of the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. During the nine month period ended September 30, 1998 and in October of 1998, the Company successfully completed the sale of approximately $66 million of automobile receivables. In conjunction with the July 1998 sale of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on the Class A and Class B notes of approximately $9 million was paid in full. After the sale of automobile receivables in October 1998, the Company had no remaining automobile receivables. The Company is in the final stages of its restructuring plan which includes the sale of all remaining repossessed vehicles, closing the Norfolk, Virginia operating facility, further reduction of overhead and the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. The Company in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value.

The foregoing raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Automobile Receivables Held for Sale

During the first quarter of 1998, the Company established criteria for segregating specific pools of automobile receivables as held for sale. These criteria include, among other factors, an intent by the Company to sell such assets within one year, an agreement as to the specific loan contracts to be sold, the selling price and the successful completion of due diligence by the purchaser. Based upon these criteria, the Company has segregated as held for sale $1,018,000 of net automobile receivables as of September 30, 1998. Such receivables are stated at fair value less costs to sell.

Allowance for Credit Losses

An allowance for credit losses is established at the time of the purchase of installment contracts from dealers based on an analysis of several factors including prior loss experience, the value of underlying collateral and other factors. The allowance is periodically evaluated for adequacy based upon a review of credit loss experience, delinquency trends, static pool loss analysis and an estimate of future losses inherent in the existing finance receivable portfolio. Subsequent to the purchase of loans, a provision for losses, if any, is charged to income in order to maintain the allowance at an adequate level. The Company charges the allowance for loss account at the time a customer receivable is deemed uncollectible. Any reduction in the required allowance will be amortized to income prospectively as an adjustment in the yield on the related loans. The estimate of the allowance for credit losses requires a high degree of judgment based upon, among other things, the inherent risk associated with the portfolio of loans being purchased from dealers.

As of September 30, 1998, the allowance for credit losses was reversed in connection with the Company's sale or intent to sell all of its remaining automobile receivables.

Repossessed Vehicles Held for Sale

The Company repossesses collateral when a determination is made that collection efforts are unlikely to be successful. The value of a repossessed vehicle is based upon the lower of the carrying amount of the automobile receivable or an estimate of the fair value of the collateral upon liquidation. As of September 30, 1998 and December 31, 1997, there were 235 and 605 repossessed vehicles held for resale with an aggregate value of approximately $445,000 and $1,953,000 respectively, which amounts are included in other assets on the accompanying balance sheets.

Revenue Recognition

The Company recognizes interest income from automobile receivables on the interest method. The accrual of interest income is suspended when a loan is ninety days contractually delinquent. All discounts on the purchase of automobile receivables from dealers are held in reserve and are considered to cover future anticipated credit losses. Fees received for the purchase of automobile receivables are deferred and amortized to interest income over the contractual lives of the contracts using the interest method. As of September 30, 1998, the remaining unearned interest and deferred revenues was reversed in connection with the Company's sale or intent to sell all of its remaining automobile receivables.

Restricted Cash

Restricted cash consists of approximately $26,000 in collection accounts pursuant to the Company's revolving credit facility with CSFB.

Short-Term Investments

Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value and have maturities of less than one year and included:

                                            September 30,     December 31,
                                                1998               1997
                                             ----------         ----------
    Common stock and bond funds              $3,301,000         $1,627,000
    Money market instruments                    460,000            615,000
                                             ----------         ----------
                                             $3,761,000         $2,242,000
                                             ==========         ==========

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the three and nine month periods ended September 30, 1998, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Fixed Assets

Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Net Loss Per Share

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

Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were antidilutive for the three and nine month periods ended September 30, 1998 and 1997.

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

As of September 30, 1998, the Company has a net operating loss carryforward of approximately $9.8 million from the tax year ended May 31, 1998 which expires in 2013 and an estimated net operating loss for the current tax year of approximately $15.0 million. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997.

Note 3 - Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating

Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes required the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997, the Company had a tangible deficiency as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company had experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement. In July 1998, the Company sold the automobile receivables pledged as collateral for these notes and redeemed these notes in full. (See Note 6 -Redemption of Securitized Notes).

In December 1996, the Company entered into a financing agreement with CSFB which provided for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provided for borrowings at LIBOR plus 300 basis points. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund received by the Company for the tax year ended May 31, 1998. In July, 1998, the Company redeemed the Class A and Class B securitized notes resulting in a residual cash balance of approximately $1,600,000, which was remitted to CSFB. In August 1998, the Company received its federal tax refund of approximately $3,000,000, which was remitted in full to CSFB.

At December 31, 1997 and September 30, 1998 the Company did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. As a result, the Company ceased the acquisition of new loan contracts.

At September 30, 1998, the Company had outstanding subordinated debt consisting of $9.1 million of 12% notes which were included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995. This amount includes accrued interest of approximately $900,000

During the nine month period ending September 30, 1998 and in October of 1998, the Company successfully completed the sale of approximately $66 million of automobile receivables. In conjunction with the July 1998 sale of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on the Class A and Class B notes of approximately $9 million was paid in full. As a result of the sale of automobile receivables in October 1998, the Company has no remaining automobile receivables. The Company is in the final stages of its restructuring plan which includes the sale of all remaining repossessed vehicles, closing the Norfolk, Virginia operating facility, further reduction of overhead and the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value.

Note 4 - Sale of Automobile Receivables

During the nine months ended September 30, 1998 and in October 1998, the Company sold a total of 8,547 loan contracts with a net principal balance of approximately $66 million of which 4,374 loan contacts and $29.6 million were sold during the three month period ended September 30, 1998 and in October, 1998. The proceeds from the sales of these automobile receivables were used to reduce the outstanding indebtedness under the Company's revolving line of credit and to redeem in full the Class A and Class B securitized notes. The Company recognized a loss on these transactions of approximately $3.5 million.

Note 5 - Debt Extinguishment

In April 1998, the holders of the Company's $2 million of 7.55% subordinated notes, originally due in equal principal installments in January 1998, 1999 and 2000, released the Company from such obligation in exchange for two off-balance sheet assets and its long distance telephone service business. The two off-balance sheet assets consisted of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. This transaction resulted in a net gain of $1.7 million. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

Note 6 - Redemption of Securitized Notes

In July 1998, the Company sold loan contracts with a net principal balance of approximately $7.7 million. The proceeds from the sale of these automobile receivables of approximately $6.5 million were used to redeem in full the Class A and Class B securitized notes sold in October 1996. As a result of the redemption of such notes, the restricted cash held in reserve accounts in connection with such notes was released and applied by the Company as a reduction to the outstanding balance of the Company's revolving credit facility with CSFB. The Company recognized a loss on this transaction of approximately $622,000.

Note 7 - Common Stock Listing

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

Note 8 - Restructuring Charge

Restructuring charge and other expenses of $1,547,000 in the three months ended September 30, 1998 consists primarily of an estimate of the costs associated with the closing of the Company's Mid Atlantic operations center. The additional expenses for the nine months ended September 30, 1998 consists primarily of the write-off of deferred finance costs relating to the Company's warehouse line of credit which has been accelerated based upon the sale of portfolio assets and the loss on sale of fixed assets. The charge of $617,000 in the three and nine months ended September 30, 1997 consists of costs relating to the closure of the Company's Northeast operating center.

                         AUTOINFO, INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition And Results of Operations

General

In December 1995, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

The Company has experienced material operating losses during 1996, 1997 and in the first none months of 1998. As a result of an adverse change in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, has restructured operations and significantly reduced overhead. During the nine month period ended September 30, 1998 and in October of 1998, the Company successfully completed the sale of approximately $66 million of automobile receivables. In conjunction with the July 1998 sale of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on the Class A and Class B notes of approximately $9 million was paid in full. After the sale of automobile receivables in October 1998, the Company had no remaining automobile receivables. The Company is in the final stages of its restructuring plan which includes the sale of all remaining repossessed vehicles, closing the Norfolk, Virginia operating facility, further reduction of overhead and the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value.

The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Three and Nine Months Ended September 30, 1998 and 1997

Revenues

Revenues for the three months ended September 30, 1998 and 1997 were derived from interest and other finance revenue ($675,000 and $5,201,000, respectively), investment income ($40,000 and $69,000, respectively) and the long-distance telephone service business ($0 and $86,000, respectively). Revenues for the nine months ended September 30, 1998 and 1997 were derived from the interest and other finance revenue ($6,817,000 and $14,596,000, respectively), investment income ($93,000 and $283,000, respectively) and the long-distance telephone service business ($63,000 and $251,000, respectively). The decrease in the interest and other finance revenue is directly related to the decline in the Company's portfolio of automobile receivables from $104,561,000 to $0. The decrease in investment income is the result of the reduction in short term investments from $4,892,000 to $3,761,000. The decline in long-distance telephone service revenues is the result of the disposition of this business in April 1998 (See Note 5).

Net Interest Income on Automobile Installment Contracts Receivable

The Company's principal revenue source was the net interest income, or net spread, earned on its automobile installment contracts receivable. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on the Company's automobile contracts receivable portfolio for the three and nine months ended September 30, 1998 and 1997:

                           Nine Months Ended September 30,   Three Months Ended September 30,
                               1998              1997            1998                1997
                           ------------      ------------    ------------       ------------
Average loans receivable   $ 50,675,000      $ 76,295,000    $ 16,070,000       $ 85,270,000
                           ------------      ------------    ------------       ------------
Average loans payable        53,373,000        71,500,000      24,746,000         78,870,000
                           ------------      ------------    ------------       ------------

Interest income            $  6,338,000      $  8,261,000    $    640,000       $  4,449,000
Interest expense              4,338,000         3,472,000         707,000          1,941,000
                           ------------      ------------    ------------       ------------
Net interest income        $  2,000,000      $  4,789,000    ($    67,000)      $  2,508,000
                           ------------      ------------    ------------       ------------

Yield on loans (1)                 16.7%             21.7%           15.9%              20.8%
Cost of funds                      10.8%              9.7%           11.4%               9.8%
                           ------------      ------------    ------------       ------------
Net interest spread                 5.9%             12.0%            4.5%              11.0%
                           ------------      ------------    ------------       ------------

Net interest margin (2)             5.3%             12.6%           (1.7%)             11.7%
                           ------------      ------------    ------------       ------------

      (1) Percentages are presented on an annualized basis
      (2) Net interest margin is net interest income divided by average loans outstanding

Costs and Expenses

Interest expense for the three months ended September 30, 1998 and 1997 ($724,000 and $2,298,000, respectively) and the nine months ended September 30, 1998 and 1997 ($4,388,000 and $5,846,000, respectively) was primarily related to the debt outstanding under the Company's senior credit facility, automobile receivables backed notes and subordinated debt. The decrease in the three and nine month periods ended September 30,1998 is directly related to the decrease in average outstanding debt as a result of the lack of new loan origination activity and the sale of portfolio assets (See Note 4).

Operating expenses for the three months ended September 30, 1998 and 1997 ($1,259,000 and $2,832,000, respectively) and the nine months ended September 30, 1998 and 1997 ($4,532,000 and $7,663,000, respectively) consisted primarily of the operating expenses of the non-prime automobile finance business and corporate overhead. The decrease is directly related to the closing of the northeast regional operating center in November 1997 and the impact of the cost reduction plan implemented by the Company.

Depreciation and amortization expense for the three months ended September 30, 1998 and 1997 ($131,000 and $180,000, respectively) and the nine months ended September 30, 1998 and 1997 ($419,000 and $499,000, respectively) consisted of the depreciation of fixed assets. The decrease is related to the sale of assets associated with the closing of the Company's northeast regional operating center.

The provision for credit losses for the nine months ended September 30, 1988 of $3,938,000 and the three and nine months ended September 30, 1997 of $5,317,000 represents the additional reserve required to reduce the carrying amount of the Company's remaining portfolio of automobile receivables to its estimated fair value.

The loss on sale of automobile receivables for the three and months ended September 30, 1998 ($2,506,000 and $3,542,000, respectively) relates to the sale of $66 million of automobile receivables.

Restructuring charge and other expenses of $1,547,000 in the three months ended September 30, 1998 consists primarily of an estimate of the costs associated with the closing of the Company's Mid Atlantic operations center. The additional expenses for the nine months ended September 30, 1998 consists primarily of the write-off of deferred finance costs relating to the Company's warehouse line of credit which has been accelerated based upon the sale of portfolio assets and the loss on sale of fixed assets. The charge of $617,000 in the three and nine months ended September 30, 1997 consists of costs relating to the closure of the Company's Northeast operating center.

Loss from Operations

The loss from operations for the three months ended September 30, 1998 was $5,451,000 compared with a loss from operations for the three months ended September 30, 1997 of $5,900,000. The loss from operations for the nine months ended September 30, 1998 was $11,991,000 compared with a loss from operations for the nine months ended September 30, 1997 of $4,812,000. The increase in the loss from operations in both the three and nine months ended September 30, 1998 is primarily the result of losses on the sale of portfolio assets and the additional provision for credit losses. There is no income tax benefit for the three and nine months ended September 30, 1998 as the Company had recorded the utilization all of its available income tax carrybacks as of December 31, 1997.

Automobile Receivables

The following table provides information regarding the Company's allowance for credit losses as of December 31, 1997:

                                                            December 31,
                                                                1997
                                                            ------------
    Allowance for credit losses                             $ 19,000,000
    Percentage of outstanding automobile receivables                19.5%

The following table summarizes the Company's accounts that were more than 60 days delinquent as of December 31, 1997:

                                                          December 31,
                                                             1997
                                                     --------------------
                                                         Amount     % (1)
                                                     --------------------
    60 to 89 days delinquent                         $  3,199,000    2.5%
    90 days or more delinquent                          6,992,000    5.6%
                                                     --------------------

    Total delinquent loans                           $ 10,191,000    8.1%
                                                     ====================

      (1) All percentages are based on gross loans outstanding and are presented on an annualized basis.

Trends and Uncertainties

During 1997, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during this period, a number of non-prime automobile finance companies, including the Money Store, made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

The Company experienced material operating losses during 1996, 1997 and in the first nine months of 1998. As a result of the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company has been unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, restructured operations and significantly reduced overhead. During the nine month period ending September 30, 1998 and in October of 1998, the Company successfully completed the sale of approximately $66 million of automobile receivables. In conjunction with the July 1998 sale of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on the Class A and Class B notes of approximately $9 million was paid in full. After the sale of automobile receivables in October 1998, the Company had no remaining automobile receivables. The Company is in the final stages of its restructuring plan which includes the sale of all remaining repossessed vehicles, closing the Norfolk, Virginia operating facility, further reduction of overhead and the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value.

These factors raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Since its entry into the Non-Prime Automobile industry in December 1995, the Company funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset-backed secured notes.

In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes required the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997, the Company had a tangible deficiency as defined and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company had experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement. In July 1998, the Company sold approximately $7.7 million of these automobile receivables and received proceeds of approximately $6.5 million. The Class A and Class B notes were redeemed in full.

In December 1996, the Company entered into a financing agreement with CSFB which provided for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provided for borrowings at LIBOR plus 300 basis points. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund received by the Company for the tax year ended May 31, 1998. In July, 1998, the Company redeemed the Class A and Class B securitized notes resulting in a residual cash balance consisting primarily of balances in restricted reserve accounts of approximately $1,600,000, which was remitted to CSFB. In August 1998, the Company received its federal tax refund of approximately $3,000,000, which was remitted to CSFB.

At September 30, 1998, the Company did not meet the tangible net worth standard under the CSFB facility. As of December 31, 1997, CSFB is no longer funding the acquisition of non-prime automobile receivables generated by the Company.

At September 30, 1998, the Company had outstanding subordinated debt consisting of $9.1 million of 12% notes which were included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995. This amount includes accrued interest of approximately $900,000.

The Company's cash and short-term investments amounted to $4.2 million at September 30, 1998.

The total amount of debt outstanding as of September 30, 1998 and December 31, 1997 was $14.3 million and $93.2 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of September 30, 1998 and December 31, 1997, respectively:

                                           September 30, 1998         December 31,1997
                                         -----------------------  ---------------------
                                                     Weighted                  Weighted
                                                      Average                   Average
                                         Balance       Rate        Balance       Rate
                                         -----------------------  ---------------------
Revolving lines of credit                $ 4.4         8.66%       $ 67.9        8.78%
Automobile receivable backed notes          --           --        $ 14.1        6.91%
Subordinated debt                        $ 9.1        12.00%       $ 10.2       11.75%
Other debt                               $  .8         8.5%        $  1.0        8.5%

Inflation and changing prices had no material impact on revenues or the results of operations for the three and nine months ended September 30, 1998.

Year 2000

The Company maintains sophisticated data processing support and management information systems. Finance Manager, the Company's custom designed proprietary software management system, is updated and maintained by the Company's MIS Department based in Norfolk, Virginia. The Company has made a comprehensive assessment of the impact of the year 2000 issue on its business. This assessment included the preparation of a comprehensive inventory of computer systems and computer-controlled devices. As of December 31, 1997, the Company's compliance efforts were substantially complete. Finance Manager software was designed to account for consumer loan contracts with maturity dates beyond the year 2000. This system has been in use by the Company since 1996. Based upon the change in the Company's business with regard to the acquisition of new automobile loan contracts, Finance Manager will only be used as a database of historical information and will not be used for processing new loan information. Accordingly, the Company does not expect that the cost of ensuring Year 2000 compliance will have a material adverse impact on its financial position or results of operations in the current year or in future years.

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

Date: November 11, 1998