Form 10-K405
period 1998-12-31
AUTOINFO INC
filed 1999-03-30
CIK 351017

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       --------------------------------

(Mark One)
|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 24, 1999, 7,756,953 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers on March 24, 1999 of $ .045) of the Registrant held by non-affiliates of the Registrant at that date was approximately $326,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   ..................................................................  3
  Item 1  Business.........................................................  3
  Item 2  Properties.......................................................  6
  Item 3  Legal Proceedings................................................  6
  Item 4  Submission of Matters to a Vote of Security Holders..............  6

PART II  ..................................................................  7
  Item 5  Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................  7
  Item 6  Selected Financial Data..........................................  8
  Item 7  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  9
  Item 8  Financial Statements and Supplementary Data...................... 19
  Item 9  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosures.......................................... 19

PART III .................................................................. 20
  Item 10 Directors and Executive Officers of the Registrant............... 20
  Item 11 Executive Compensation........................................... 21
  Item 12 Security Ownership of Certain Beneficial Owners and Management... 22
  Item 13 Certain Relationships and Related Transactions................... 22

PART IV  .................................................................. 23
  Item 14 Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K....................................................... 23

                      FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the Company's early stage operations, the inclusion of such information should not be regarded as a statement by the Company or any other person that the objectives and plans of the Company will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

Item 1: BUSINESS

                                     General

      In December 1995, AutoInfo, Inc., (the "Company"), a Delaware corporation, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialty financial services company for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers. In July 1996, the Company commenced operations of its Northeast Regional center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast.

      During 1997 and 1998, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during this period, a number of non-prime automobile finance companies made strategic decisions to exit the market place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company experienced material operating losses during 1996, 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company determined to discontinue the operation of its non-prime automotive finance business.

      As a result of these factors, the Company was unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under its warehouse line with CSFB. Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1997, the Company closed its Northeast Regional center in Norwalk, Connecticut.

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million. CSFB agreed to a reduction of $2.25 million and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 Common Shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include the capitalization of accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders have designated three members of the Company's Board of Directors.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect the future growth of the Company and should be considered by any prospective purchaser of the Company's securities:

      Accumulated Deficit; Losses; Independent Auditor's Comments Regarding Company's Ability to Continue as a Going Concern. At December 31, 1998, the Company had an accumulated deficit of $8,564,387. The Company also experienced approximately $10 million and $11 million of losses, respectively, during the years ended December 31, 1998 and 1997. Further, the report of the Company's independent auditors in connection with the Company's financial statements at December 31, 1998 and 1997 contains an additional paragraph regarding the Company's ability to continue as a going concern. Among the factors cited by the independent auditors as to the Company's ability to continue as a going concern are that the Company has suffered recurring losses, has ceased operating as an automobile finance company and has filed bankruptcy protection for one of its subsidiaries under Chapter 7 of the United States Bankruptcy Code. The Company has reduced operating expenses and is seeking acquisition and investment opportunities. However, no assurance can be given that the Company will not continue to incur operating losses or that the Company will be able to continue operations as a going concern.

      Limited Resources; No Present Source of Revenues. At December 31, 1998 and March 1, 1999, the Company had cash and cash equivalents of $2.4 million and $2.1, respectively. On March 23, 1999, the Company paid $585,000 in full payment of a term loan. In addition, as a result of its withdrawal from the automobile non-prime finance market, the Company has no current source of revenue and will not achieve any revenues (other than investment income) until the consummation of a business acquisition, if ever. Moreover, there can be no assurance that any acquisition, if achieved, will result in material revenues from its operations to the Company or that it will operate on a profitable basis.

      Additional Financing Requirements. The Company's continued operations will depend upon revenues, if any, from operations to be acquired and the availability of equity or debt financing. The

Company has no commitments for any acquisitions or additional financing. Further, there can be no assurance that the Company will be able to generate levels of revenues and cash flows sufficient from any acquisition to fund operations or that the Company will be able to obtain additional financing on satisfactory terms, if at all, to achieve profitable operations.

      Net Operating Loss Carryforward. At December 31, 1998, the Company had approximately $27.4 million in available federal net operating losses for federal tax reporting purposes which may be carried forward to offset future years taxable income subject to certain limitations. The utilization of net operating loss carryforward may be limited by shareholder changes including the possible issuance by the Company of additional shares in one or more financings, acquisitions or payment of interest on outstanding subordinated notes with shares of Common Stock.

      "Blind Pool"; Broad Discretion of Management. Prospective investors who invest in the Company will do so without an opportunity to evaluate the specific merits or risks of any proposed transactions. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the application of the Company's working capital and the selection of an acquisition or investment target. There can be no assurance that determinations ultimately made by the Company will permit the Company to achieve profitable operations.

      Acquisition Risks. As part of its business strategy, the Company will evaluate new acquisition opportunities. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services and the potential loss of key employees of the acquired company. There can be no assurance that the Company will successfully identify, complete or integrate any future acquisitions, or that acquisitions, if completed, will contribute favorably to the Company's operations and future financial condition.

      Dependence Upon Executive Officers and Board of Directors. The ability of the Company to successfully effect a transaction will be largely dependent upon the efforts of its management and the Board of Directors. No assurance can be given that the Board of Directors and management will be successful in consummating a transaction and achieving profitability.

      Limited Trading Market. During 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result thereof, the Company's Common Stock is traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. (the "OTC Bulletin Board") and there is a limited trading market in the Common Stock and limited information is available with respect to trading in the Company's Common Stock. No assurances can be given that the Company's Common Stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for the Company's Common Stock.

                       Patents, Trademarks and Copyrights

      "AUTOINFO" is a registered trademark and service mark of the Company.

                                    Employees

      The Company currently has 3 full-time employees. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be good.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                   Part II

Item 5. PRICE RANGE OF COMMON STOCK

      During 1998, the Company's Common Stock was delisted from the Nasdaq National Market System due to the Company's failure to meet the Nasdaq continued listing maintenance requirements. The Company's Common Stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol AUTO. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's Common Stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 1998                   High       Low
--------------------------------------      --------   --------

First quarter                                  5/8         1/8
Second quarter                                7/16        3/16
Third quarter                               $  .15      $  .02
Fourth quarter                                1/16      $  .02


Year Ended December 31, 1997                   High       Low
--------------------------------------      --------   --------

First quarter                               3 3/4      2 3/16
Second quarter                              2 7/16     1 3/8
Third quarter                               2 7/16     1 7/16
Fourth quarter                              1 23/32    3/8

      As of March 24, 1999, the closing bid price per share for the Company's Common Stock, as reported by NASDAQ was $0.045. As of March 24, 1999, the Company had approximately 1,500 stockholders of record.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of selected consolidated financial data relating to the Company. This summary has been restated to present the businesses sold as discontinued operations and should be read in conjunction with the audited financial statements included herein.

                                                                            Seven months          Year
                                             Year ended                         ended            ended
000's omitted except                         December 31,                   December 31,        May 31,
for per share data           -------------------------------------------    ------------        -------
                               1998             1997             1996           1995              1995
                             ---------        ---------       ----------       --------         -------
Statement of Operations
  Data:

Revenues                     $  7,004         $ 19,846         $ 13,185         $ 2,232         $  1,599

Operating expenses            (13,714)         (19,089)         (12,092)         (1,847)          (4,009)
Provision  for credit
  losses                       (3,942)         (12,456)          (5,251)             --               --
Write-off of goodwill and
   other intangibles               --           (2,542)              --              --               --
Restructuring charges          (2,972)            (867)              --              --               --
Unusual item --
   impairment of
   long-lived assets
   and additional
   credit losses on
   acquired
   automobile
   receivables                     --               --          (19,293)             --               --
                             --------         --------         --------         -------         --------

(Loss) income from
   continuing
   operations before
   tax benefit                (13,624)         (15,108)         (23,451)            385           (2,410)
Benefit from income
   taxes                           --           (3,986)          (4,352)           (176)            (332)
                             --------         --------         --------         -------         --------

(Loss) income from
   continuing
   operations before
   extraordinary item         (13,624)         (11,122)         (19,099)            561           (2,078)
Extraordinary item--
   gain on debt
   extinguishments              3,689
Income from
   discontinued
   operations                      --               --               --             268           10,404
                             --------         --------         --------         -------         --------

Net (loss) income              (9,935)        $(11,122)        $(19,099)        $   829         $  8,326
                             --------         --------         --------         -------         --------


Basic (loss) income
   per share (a)
   from continuing
   operations                $  (1.71)        $  (1.39)        $  (2.41)        $   .07         $   (.28)
   From
   extraordinary item             .46
   From discontinued
   operations                      --               --               --             .04             1.42
                             --------         --------         --------         -------         --------
Net (loss) income
   per share                 $  (1.25)        $  (1.39)        $  (2.41)        $   .11         $   1.14
                             --------         --------         --------         -------         --------

Diluted (loss)
   income per
   share (a)
   From continuing
   operations                $  (1.71)        $  (1.39)        $  (2.41)        $   .07             (.28)
   From
   extraordinary item             .46
   From discontinued
   operations                      --               --               --             .04             1.42
                             --------         --------         --------         -------         --------
Net (loss) income
   per share                 $  (1.25)        $  (1.39)        $  (2.41)        $   .11         $   1.14
                             --------         --------         --------         -------         --------

                                                                            Seven months          Year
                                             Year ended                         ended            ended
000's omitted                                December 31,                   December 31,        May 31,
                             -------------------------------------------    ------------        -------
                               1998             1997             1996           1995              1995
                             ---------        ---------       ----------       --------         -------
Balance Sheet Data:

Net automobile
   receivables after
   allowance for
   credit losses            $     --         $ 78,481         $ 45,814         $25,074        $    --
Cash and short term
   investments                 2,399            4,749            8,698          24,871          8,836
Total assets                   2,752           96,614           74,451          65,795         42,357
Total debt                    10,038           93,190           60,405          32,746          4,161
Retained earnings
   (deficit)                 (26,127)         (16,192)          (5,071)         14,029         13,199
Stockholders' equity          (8,564)           1,311           12,327          31,018         30,121

a) The common stock equivalents for the years ended December 31, 1998, 1997 and 1996 were 20,899, 61,864 and 16,875. The common stock equivalents for these shares were not included in the calculation of diluted (loss) per common share because the effect would be antidilutive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in Forward Looking Statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, with respect to new business acquisitions and enhancement of Shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company and its business or business prospects.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 4 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

      In December 1995, AutoInfo, Inc., (the "Company"), a Delaware corporation, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialty financial services company for $5,125,000 in cash and the assumption of liabilities and debt approximating

$34,000,000. As a result, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers. In July 1996, the Company commenced operations of its Northeast Regional center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast.

      During 1997 and 1998, several non-prime automobile finance companies, including the Company, experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during this period, a number of non-prime automobile finance companies made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c) the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors contributed to a significant reduction in available warehouse lines of credit and a material decline in financial markets investments into the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company experienced material operating losses during 1996, 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, the Company determined to discontinue the operation of its non-prime automotive finance business.

      As a result of these factors, the Company was unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under its warehouse line with CSFB. Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1997, the Company closed its Northeast Regional center in Norwalk, Connecticut.

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile revceivables, the Company owed CSFB approximately $4.5 million. CSFB agreed to a reduction of $2.25 million and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued the capitalization of interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders have designated three members of the Company's Board of Directors.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Results of Operations

      Except as otherwise noted, the following discussion of the results of operations is with respect to the Company's non-prime automobile finance business, its primary business for each of the past three years.

For the Year Ended December 31, 1998

Revenues

      Revenues for the year ended December 31, 1998 totaled $7,004,000 as compared with $19,846,000 in the prior year. Revenues from the non-prime automobile finance business decreased to $6,809,000 from $19,099,000 in the prior year. This decrease of $12,842,000 is directly related to the sale of portfolio assets and the ceasing to operate as a non-prime automobile finance company. Investment income decreased to $132,000 from $433,000 in the prior year. This decrease is the direct result of the reduction in short-term investments utilized to repay senior indebtedness and fund operations. Revenues from the Company's long distance services business decreased to $63,000 from $315,000 in the prior year. This decrease of $252,000 is the result of the sale of this business in settlement of outstanding indebtedness in April 1998.

Costs and Expenses

      Interest expense for the year ended December 31, 1998 was $4,685,000 as compared to $8,146,000 in the prior year. Interest expenses was primarily related to the non-prime automobile financing business and the debt outstanding under the Company's senior credit facilities, securitized notes and subordinated and other debt. The senior credit facility and the securitized notes were repaid during 1998, primarily as a result of the collection of customer accounts in the ordinary course of business and the sale of automobile receivables. The decrease in interest expense of $3,461,000 is directly related to the sale of portfolio assets and the ceasing to operate as a non-prime automobile finance company.

      Operating expenses for the year ended December 31, 1998 were $5,050,000 as compared to $10,235,000 in the prior year. The decrease in operating expenses of $5,185,000 is directly related to the sale of portfolio assets and the ceasing to operate as an non-prime automobile finance company.

      Depreciation and amortization expense for the year ended December 31, 1998 was $438,000 as compared to $708,000 in the prior year. The decrease in depreciation and amortization expense of $270,000 is related to the closing of the company's Northeast operating center (November 1997) and Mid-Atlantic operating center (December 1998) and the related sale and write off of property and equipment.

      The Company sold approximately $66 million of automobile receivables resulting in a loss of $3,542,000.

      The provision for credit losses for the year ended December 31, 1998 was $3,942,000 as compared to $12,456,000 in the prior year, a decrease of $8,514,000. This provision is the result of the Company recording additional credit losses based upon an increase in delinquency rates, the higher than anticipated level of repossessions and the poor performance of loans originated by specific independent automobile dealers.

      Restructuring charges for the year ended December 31, 1998 consists primarily of costs related to the ceasing to operate as a non-prime automobile finance company. The restructuring charge for the year ended December 31, 1997 of $867,000, which includes severance and other operating costs as well as the write-off of certain assets in its Connecticut operating center, is the result of the Company's decision to consolidate operations in its Norfolk, Virginia operating center during the fourth quarter.

Extraordinary Item - Gain on Debt Extinguishments

      The gain on debt settlement consists of $1,703,000 from the extinguishment of the Company's $2 million of 7.55% subordinated notes, in exchange for two off-balance sheet assets and its long distance telephone service business and $1,986,000 as the result of a discount granted by CSFB in final settlement of amounts outstanding under the Company's revolving credit agreement. The two off-balance sheet assets consisted of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

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

                                                   1997                1996
                                                -----------         -----------

Average loans receivable                        $88,128,000         $45,394,000
                                                -----------         -----------
Average debt                                     81,200,000          37,629,000
                                                -----------         -----------

Interest revenue                                $17,269,000         $11,167,000
Interest expense                                  7,988,000           3,839,000
                                                -----------         -----------
Net interest income                             $ 9,281,000         $ 7,328,000
                                                -----------         -----------

Yield on loans                                         19.6%               24.6%
Cost of funds                                           9.8%               10.2%
                                                -----------         -----------
Net interest spread                                     9.8%               14.4%
                                                -----------         -----------

Net interest margin (1)                                10.5%               16.1%
                                                -----------         -----------

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

Costs and Expenses

      Interest expense for the year ended December 31, 1997 was $8,146,000 as compared to $3,990,000 in the prior year. Interest expenses was primarily related to the non-prime automobile financing business and the debt outstanding under the Company's senior credit facilities ($67.9 million as of December 31, 1997), securitized notes ($14.1 million as of December 31, 1997) and subordinated and other debt ($11.2 million as of December 31, 1997). The increase in interest expense of $4,156,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by the Company.

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

Automobile Receivables

      The following table provides information regarding the Company's allowance for credit losses as of December 31, 1997 and 1996:

                                                     1997              1996
                                                 ------------      ------------
Allowance for credit losses                      $ 19,000,000      $ 15,725,000
Percentage of outstanding automobile
receivables                                              19.5%             25.5%

      The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of December 31, 1997 and 1996:

                                            1997                     1996
                                    --------------------     -------------------
                                       Amount         %        Amount         %
                                    -----------     ----     ----------     ----
60 to 89 days delinquent            $ 3,199,000     2.5%     $3,290,000     4.1%
90 days or more delinquent            6,992,000     5.6%      1,739,000     2.2%
                                    ===========     ===      ==========     ===

Total delinquent loans              $10,191,000     8.1%     $5,029,000     6.3%
                                    ===========     ===      ==========     ===

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

                                                  1996                1995(2)
                                              -----------         -----------

Average loans receivable                      $45,394,000         $31,618,000
                                              -----------         -----------
Average debt                                   37,629,000          30,906,000
                                              -----------         -----------

Interest revenue                              $11,167,000         $   741,000
Interest expense                                3,839,000             284,000
                                              -----------         -----------
Net interest income                           $ 7,328,000         $   457,000
                                              -----------         -----------

Yield on loans                                       24.6%               28.1%
Cost of funds                                        10.2%               11.0%
                                              -----------         -----------
Net interest spread                                  14.4%               17.1%
                                              -----------         -----------

Net interest margin (1)                              16.1%               17.3%
                                              -----------         -----------

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

Automobile Receivables

      The following table provides information regarding the Company's allowance for credit losses as of December 31, 1996 and 1995:

                                                       1996             1995
                                                  ------------      -----------
Allowance for credit losses                       $ 15,725,000      $ 6,818,000
Percentage of outstanding automobile
receivables                                               25.5%            21.3%

      The following table summarizes the Company's delinquent accounts that were more than 60 days delinquent as of December 31, 1996 and 1995:

                                        1996       1996        1995        1995
                                     ----------    ----      ----------    ----
                                       Amount        %         Amount        %
                                     ----------     ---      ----------     ---
60 to 89 days delinquent             $3,290,000     4.1%     $2,071,000     4.7%
90 days or more delinquent            1,739,000     2.2%      1,387,000     3.1%
                                     ----------     ---      ----------     ---

Total delinquent loans               $5,029,000     6.3%     $3,458,000     7.8%
                                     ----------     ---      ----------     ---

Trends and Uncertainties

      The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. No assurances can be given, however, that the Company will successfully consummate any transaction, or if consummated, that such transaction will enhance shareholder value. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

      Since its entry into the Non-Prime Automobile industry in December 1995 and until it ceased the operations of its non-prime automobile business during 1998, the Company has funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

      In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 the Company had a tangible deficiency, as defined, of ($200,000) and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company has had experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement. In July 1998, the Company sold approximately $7.7 million of these automobile receivables and received proceeds of approximately $6.5 million. These proceeds, as well as available balances in Cash Reserve accounts, were used to redeem the Class A and Class B notes in full.

      In December 1996, the Company entered into a financing agreement with CSFB which provides for a $100 million line of credit to be used for the funding of the acquisition of non-prime automobile receivables. This facility provides for borrowings at LIBOR plus 300 basis points. Among other provisions, this facility requires the Company to maintain tangible net worth, as defined, of $10 million and is cancelable in the event of a material adverse change in the Company's business. In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B securitized notes issued in October 1996 and any income tax refund received by the Company for the tax year ended May 31, 1998. In July 1998, the Company redeemed the Class A and Class B securitized notes resulting in a residual cash balance consisting primarily of balances in restricted Cash Reserve accounts of approximately $1.7 million which was remitted to CSFB. In August 1998, the Company received its federal income tax refund of approximately $3 million, which was remitted to CSFB. After the sale of all the remaining automobile receivables in October 1998, the Company owed CSFB approximately $4.5 Million. In November 1998, CSFB agreed to a discount of $2.25 Million and the Company paid the remaining balance of approximately $2.3 Million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $.03 per share.

      The Company has outstanding $9.3 million of subordinated debt comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31,1998.

      The Company's liquid assets amounted to $2.4 million as of December 31, 1998.

      The total amount of debt outstanding as of December 31, 1998 and 1997 was $10.0 million and $93.2 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of December 31, 1998 and 1997, respectively:

                                                1998                1997
                                                ----                ----
                                                    Weighted            Weighted
                                                     Average             Average
                                           Balance    Rate     Balance     Rate
                                           -------------------------------------
Revolving lines of credit                      --       --      $67.9      8.78%
Automobile receivable backed notes             --       --      $14.1      6.91%
Subordinated debt                           $ 9.3     12.0%     $10.2     11.75%
Other debt                                  $  .7     7.75      $ 1.0       8.5%

      The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. If the Company is unsuccessful in identifying and consummating such a transaction, the Company does not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

      Inflation and changing prices had no material impact on revenues or the results of operations for the year ended December 31, 1998.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Year 2000

      The Company maintained a sophisticated data processing support and management information systems. Since the Company ceased operating as a non-prime automobile finance company during 1998, Finance Manager, the Company's custom designed proprietary software management system, is only used as a source of historical customer data files. In prior years, this system had been updated and maintained by the Company's MIS Department based in Norfolk, Virginia. During 1997, the Company had made a comprehensive assessment of the impact of the year 2000 on its business. This assessment included the preparation of a comprehensive inventory of computer systems and computer-controlled devices. As of December 31, 1997, the Company's compliance efforts were complete. Finance Manager software was designed to account for consumer loan contracts with maturity dates beyond the year 2000. This system has been in use by the Company since 1996. Accordingly, the Company does not expect that the cost of ensuring Year 2000 compliance will have a material adverse impact on its financial position or results of operations in the current year or in future years.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information with respect to the Company's Directors and Executive Officers:

      JASON BACHER, age 60, has been a director of the Company since its inception in 1976. From its inception in 1976 through March 29, 1995, Mr. Bacher was Chairman of the Board and the Chief Executive Officer of the Company. Mr. Bacher has been associated with the automobile salvage industry since 1961 as a principal of Bacher Tire Company, Inc., an automobile recycler located in the New York metropolitan area. In connection with the sale by the Company of a principal portion of its business to ADP Claims Solutions on April 1, 1995, Mr. Bacher joined ADP Claims Solutions and was an employee of ADP through March 1998.

      PETER C. EINSELEN, age 59, has been a Director of the Company since January 1999. Mr. Einselen served as Senior Vice President and a member of the board of Andersen & Strudwick, a brokerage firm from 1990 to 1998. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      CHARLES A. MILLS, III, age 52, has been a Director of the Company since January 1999. Mr. Mills has been Senior Vice President of Andersen & Strudwick, a brokerage firm ("A&S") since 1986 and was Chairman of the Board of A&S from 1990 to 1995 and from 1994 to the present. He has been Chairman of Mills Value Advisors since 1988. He served as a director of Humphrey Hospitality Trust, Inc. from 1994 to 1998 and Commonwealth Biotechnologies, Inc. from June 1997 to the present.

      HOWARD NUSBAUM, age 51, has been a director of the Company since its inception in 1976. Mr. Nusbaum, who earned a B.A. degree from Brooklyn College, has been a consultant to the automobile recycling industry since 1976. Mr. Nusbaum is presently President of SWZ Engineering, Inc.

      THOMAS C. ROBERTSON, age 54, has been a Director of the Company since January 1999. Mr. Robertson has been President, Chief Financial Officer and a Director of Andersen & Strudwick, a brokerage firm ("A&S") since 1988. Mr. Robertson has been President of Gardner & Robertson, a money management firm, since 1997.

      WILLIAM WUNDERLICH, age 51, joined the Company in October 1992 as its Vice President - Finance, became Chief Financial Officer in January 1993 and President in January 1999. From 1990 to 1992, he served as Vice President of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as Executive Vice President, Chief Financial Officer and a Director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

      SCOTT ZECHER, age 40, joined the Company in January 1984 and has been a director since 1989. He was the Company's President from January 1993 through December 1998 and its Chief Executive Officer from October 1996 through December 1998. Prior to becoming President and Chief Operating Officer, he held the position of Executive Vice President and Chief Financial Officer. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

Option Grants during the year ended December 31, 1998

      There were no options granted to Named Executives during the year ended December 31, 1998. The exercise price of all outstanding options was reduced to $.10 per share in November 1998.

Aggregate Year-End Option Values

Shown below is information with respect to unexercised options granted under the Option Plans to the Named Executives and held by them at December 31, 1998. No options were exercised by the Named Executives during 1998.

                        Number of Unexercised Options at    Values of Unexercised In-the-Money Options at
                                    12/31/98                               12/31/98 (1)
      Name               Exercisable / Unexercisable (2)           Exercisable / Unexercisable
      ----               -------------------------------           ---------------------------
Scott Zecher (3)                263,318 / 300,015                          $0 / $0
William Wunderlich              214,991 / 180,009                          $0 / $0

(1) Based on the closing price as quoted on the OTC Bulletin Board on December 31, 1998.

(2) The exercise price of all outstanding options was reduced on November 4, 1998 and in connection therewith a six-month moratorium was imposed upon execution.

(3) These options were cancelled in January 1999 effective with the resignation of Mr. Zecher.

Director Compensation

      During 1998, the Company paid a Directors fee of $750 for each meeting attended by a non-employee director. Commencing in January 1999, the Company ceased paying Directors fees.

Item 11: EXECUTIVE COMPENSATION

      The Summary Compensation table below includes, for the years ended December 31, 1998, 1997 and 1996, individual compensation for services to the Company and its subsidiaries paid to: (1) the Chief Executive Officer; and (2) the other most highly paid executive officers of the Company in Fiscal 1998 whose salary and bonus exceeded $100,000 (together, the "Named Executives")

                                                                     Long-Term
                                             Annual Compensation     Compensation      All Other
Name and Principal Position     Year       Salary           Bonus      Options       Compensation(1)
---------------------------     ----       ------           -----      -------       ---------------
Scott Zecher(3)                 1998      $250,000(2)            --      --               $4,500
   President and                1997      $191,667(2)      $ 58,333      --               $4,500
   Chief Executive Officer      1996      $150,000(2)      $100,000      --               $4,500

William Wunderlich              1998      $150,000               --      --               $4,575
   Treasurer and                1997      $142,500         $  7,500      --               $4,575
   Chief Financial Officer      1996      $120,000         $ 30,000      --               $4,500

(1) Represents amount contributed to the Company's 401(k) deferred compensation plan.

(2) Represents amounts paid pursuant to Mr. Zecher's employment agreement which was terminated in conjunction with his resignation in January 1999.

Employment Agreements

      Mr. Wunderlich is employed by the Company pursuant to an employment agreement which expires in April 2000. This agreement provides for minimum annual compensation of $150,000 and provides for an annual review by the Board of Directors.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 10, 1999, regarding stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, all directors, and all directors and officers of the Company as a group.

         Name of              Shares of Common Stock              Percentage
     Beneficial Owner         Beneficially Owned (1)             Of Ownership
     ----------------         ----------------------             ------------

(i) Directors
Jason Bacher                         299,939(2)                       3.8%(3)
Howard Nusbaum                       146,154                          1.9%
Scott Zecher                         128,280                          1.7%
Charles A. Mills, III                     --                           --
Thomas C. Robertson                   10,000                            *
Peter C. Einselen                         --                           --

All executive officers
and directors as a group
(6 persons)                          819,373(4)                      10.2%(4)

(ii) 5% Stockholders
Robert G. Risher (5)
  39 Greenhouse Road
  Houston, TX 77084                  514,600                          6.4%


--------------
*     Less than 1%
(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(2)   Includes 91,667 shares subject to currently exercisable options.
(3) Assumes that all currently exercisable options or warrants owned by this individual have been exercised.
(4) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.
(5)   Information with respect to this stockholder has been derived from the
      Schedule 13D or Schedule 13G filed by such stockholder with the Securities and Exchange Commission.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On April 28, 1995 the Company entered into a Promissory Note and Security and Pledge Agreement with Scott Zecher, its President, Chief Operating Officer and a Director, pursuant to which the Company lent to Mr. Zecher, consistent with the Company's past practice, the sum of $466,796.64 in connection with Mr. Zecher's exercise of options to acquire 216,799 shares of the Company's Common Stock (the "Shares") under the Company's 1985 and 1986 Stock Option Plans. During 1997, the maturity date of the Note, which is non-interest bearing and secured by the Shares, was extended to November 1999. In November 1998, the Shares were returned to the Company in full satisfaction of the Note. In addition, in connection therewith, Mr. Zecher agreed to the termination of the Employee Protection Trust Agreement between him and the Company.

                                   Part IV

Item 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

      Exhibits
      --------

      No. 2A      Agreement and Plan of Merger  between  AutoInfo,  Inc. ( New
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

      No. 3B      Amended and Restated By-Laws of the Company. (11)

      No. 4A      Specimen Stock Certificate. (4)

      No. 4B Rights Agreement, dated as of March 30, 1995 between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (5)

      No. 9A Settlement Agreement, dated June 22, 1995, between AutoInfo, Inc. and Ryback Management Corporation, et al. (12)

      No. 10A     1985 Stock Option Plan. (1)

      No. 10B     1986 Stock Option Plan. (3)

      No. 10C     1989 Stock Option Plan.  (7)

      No. 10D     1992 Stock Option Plan.  (10)

      No. 10E     1997 Stock Option Plan.  (16)

      No. 10F     1997 Non-Employee Stock Option Plan.  (16)

      No. 10G Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1997. (16)

      No. 10H Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated November 4, 1998. *

      No. 10I Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated as of December 10, 1996, between AutoInfo, Inc. and CS First Boston Mortgage Capital Corp. (14)

      No. 10J     Form of Amended Junior Subordinated Promissory Note.*

      No. 10K     Form of Amended Senior Subordinated Promissory Note.*.

      No. 10L Form of Exchange Agreement between the Corporation and holders of its Senior Subordinated Notes and Junior Subordinated Notes, dated December 7, 1998. *

      No. 10M Amendment and Forbearance Agreement between Credit Suisse First Boston Mortgage Capital, LLC and AutoInfo, Inc., dated December 10, 1998. *

      No. 10N Common Stock Purchase Warrant Agreement dated December 10, 1998 between AutoInfo, Inc. and Credit Suisse First Boston Mortgage Capital, LLC. *

      No. 23 Consent of Arthur Andersen LLP, independent public accountants. *

      No. 27      Financial Data Schedule. *

      -----------------------
      *Filed as an Exhibit hereto.

      (1) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form S-18 (File No. 33-3526-NY) and is incorporated herein by reference.
      (2) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated January 6, 1987 and is incorporated herein by reference.
      (3) These Exhibits were filed as Exhibits to the Company's definitive proxy statement dated October 20, 1986 and incorporated herein by reference.
      (4) These Exhibits were filed as Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-15465) and are incorporated herein by reference.
      (5) This Exhibit was filed as an Exhibit to the Company's Registration Statement on Form 8-A filed April 13, 1995, and is incorporated herein by reference.
      (6) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1994 and is incorporated herein by reference.
      (7) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.
      (8) These Exhibits were filed as Exhibits to the Company's Current Report on Form 8-K dated December 19, 1991 and are incorporated herein by reference.
      (9) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated March 1, 1995 and is incorporated herein by reference.
      (10) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
      (11) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
      (12) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1995 and is incorporated herein by reference.
      (13) This Exhibit was filed as an Exhibit to the Company's Current Report on Form 8-K dated December 6, 1995 and is incorporated herein by reference.
      (14) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.
      (15) This Exhibit was filed as an Exhibit to the Company's definitive proxy statement dated April 22, 1997 and is incorporated herein by reference.
      (16) This Exhibit was filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 25, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                        AutoInfo, Inc.


                                       By: /s/ William I. Wunderlich
                                          --------------------------------------
                                          William I. Wunderlich, President
                                             and Chief Financial Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William I. Wunderlich
--------------------------
William I. Wunderlich        President and Chief Financial  March 25, 1999
                               Officer

/s/ Jason Bacher
--------------------------
Jason Bacher                 Director                       March 25, 1999

/s/ Peter C. Einselen
--------------------------
Peter C. Einselen            Director                       March 25, 1999

/s/ Charles A. Mills, III
--------------------------
Charles A. Mills, III        Director                       March 25, 1999

/s/ Howard Nusbaum
--------------------------
Howard Nusbaum               Director                       March 25, 1999

/s/ Thomas C. Robertson
--------------------------
Thomas C. Robertson          Director                       March 25, 1999

/s/ Scott Zecher
--------------------------
Scott Zecher                 Director                       March 25, 1999

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                F-2

Consolidated Balance Sheets as of December 31,
        1998 and 1997                                                   F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1998, 1997 and 1996                                F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998, 1997 and 1996                                F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996                                F-6

Notes to Consolidated Financial Statements                              F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AutoInfo, Inc:

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, losses incurred by the Company have had a significant adverse impact on the Company's financial position and results of operations and, as a result, the Company has ceased to operate as an automobile finance company. Additionally, as discussed in Note 12, on January 29, 1999, the Company's wholly-owned subsidiary and operator of the Company's automobile finance business filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                  Arthur Andersen LLP

New York, New York
March 26, 1999

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

               ASSETS
                                                                     1998                  1997
                                                                -------------         -------------
Gross automobile receivables                                    $          --         $ 126,428,067
Unearned interest                                                          --           (28,946,529)
                                                                -------------         -------------
Net automobile receivables                                                 --            97,481,538
Allowance for credit losses (Note 4)                                       --           (19,000,487)
                                                                -------------         -------------
Net automobile receivables after allowance for
  credit losses                                                            --            78,481,051

Cash                                                                  116,570             2,506,502
Restricted cash (Note 1)                                                   --             4,088,483
Short-term investments (Note 3)                                     2,282,515             2,242,069
Fixed assets, net of accumulated depreciation of
  $258,397 and  $1,098,356 as of December 31, 1998 and 1997,
  respectively                                                        250,887             2,099,126
Other assets                                                          101,929             3,785,355
Refundable income taxes (Note 6)                                           --             3,411,211
                                                                -------------         -------------

                                                                $   2,751,901         $  96,613,797
                                                                =============         =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Revolving lines of credit (Note 5)                             $          --         $  67,935,706
 Automobile receivables backed notes (Note 5)                              --            14,063,140
 Subordinated notes and other debt (Note 5)                        10,038,028            11,190,979
 Accounts payable and accrued liabilities                           1,278,260             2,112,630
                                                                -------------         -------------

Total Liabilities                                                  11,316,288            95,302,455
                                                                -------------         -------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit) Common Stock - authorized
  20,000,000 shares $.01 par value; issued and
  outstanding 7,756,953 at December 31, 1998 and
  7,996,752 at December 31, 1997                                       77,570                79,968
Additional paid-in capital                                         17,772,431            18,233,362
Officer note receivable (Note 8)                                           --              (466,797)
Deferred compensation under stock
 bonus plan (Note 8)                                                 (287,097)             (342,873)
Retained (deficit)                                                (26,127,291)          (16,192,318)
                                                                -------------         -------------

Total stockholders' equity (deficit)                               (8,564,387)            1,311,342
                                                                -------------         -------------

                                                                $   2,751,901         $  96,613,797
                                                                =============         =============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 Years Ended
                                                                                 December 31,

REVENUES                                                        1998                 1997                 1996
                                                                ----                 ----                 ----
Interest and other finance revenue                          $  6,809,440         $ 19,098,602         $ 11,789,130
Investment income                                                131,959              432,986              884,459
Long distance telephone services                                  63,099              314,643              511,534
                                                            ------------         ------------         ------------
Total revenues                                                7 ,004,498           19,846,231           13,185,123
                                                            ------------         ------------         ------------

COSTS AND EXPENSES
Interest expense                                               4,684,934            8,145,959            3,989,912
Operating expenses                                             5,049,621           10,234,902            6,913,086
Depreciation and amortization                                    438,282              708,248            1,189,298
Loss on sale of automobile receivables                         3,541,586                   --                   --
Write off of goodwill and other intangibles (Note 1)                  --            2,541,438                   --
Provision for credit losses                                    3,941,528           12,456,124            5,251,000
Restructuring charges                                          2,972,170              867,141
                                                            ------------         ------------         ------------
                                                              20,628,121           34,953,812           17,343,296
Unusual item - impairment of long-lived assets and
  additional credit losses on acquired automobile
  receivables (Note 9)                                                --                   --           19,293,328
                                                            ------------         ------------         ------------
Total costs and expenses                                      20,628,121           34,953,812           36,636,624
                                                            ------------         ------------         ------------

(Loss) from operations                                       (13,623,623)         (15,107,581)         (23,451,501)
Income tax benefit                                                    --           (3,985,977)          (4,352,000)
                                                            ------------         ------------         ------------

(Loss) from operations before extraordinary item             (13,623,623)         (11,121,604)         (19,099,501)

Extraordinary item - gain on debt extinguishments
 (Note 5)                                                      3,688,650                   --                   --
                                                            ------------         ------------         ------------

Net (loss)                                                  $ (9,934,973)        $(11,121,604)        $(19,099,501)
                                                            ============         ============         ============

Basic and diluted per share data
  (Loss) from operations                                    ($      1.71)        ($      1.39)        ($      2.41)
  Extraordinary item                                                 .46                   --                   --
                                                            ------------         ------------         ------------

Net (loss) per share                                        ($      1.25)        ($      1.39)        ($      2.41)
                                                            ============         ============         ============

Weighted average number of common and
 Common equivalent shares                                      7,959,860            8,009,097            7,920,515
                                                            ------------         ------------         ------------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             Shares of                                              Deferred
                               Common                   Additional    Officer     Compensation    Retained
                               Stock       Common       Paid - In        Note      Under Stock     Earnings
                            Outstanding     Stock        Capital      Receivable   Bonus Plan     (Deficit)
                            -----------     -----        -------      ----------   ----------     ---------
Balance January 1, 1996       7,777,752    $ 77,778    $ 17,782,677    $(466,797)   $(404,092)   $ 14,028,787
Common shares issued            177,000       1,770         388,605           --           --              --
Amortization of deferred
  compensation                       --          --              --           --       18,162              --
Net (loss)                           --          --              --           --           --     (19,099,501)
                             ----------    --------    ------------    ---------    ---------    ------------

Balance, December 31, 1996    7,954,752      79,548      18,171,282     (466,797)    (385,930)     (5,070,714)

Common shares issued             64,000         640          89,360           --           --              --
Forfeiture of deferred
  shares                        (22,000)       (220)        (27,280)                   27,500
Amortization of deferred
  compensation                       --          --              --           --       15,557              --
Net (loss)                           --          --              --           --           --     (11,121,604)
                             ----------    --------    ------------    ---------    ---------    ------------

Balance, December 31, 1997    7,996,752      79,968      18,233,362     (466,797)    (342,873)    (16,192,318)

Forfeiture of deferred
  shares                        (23,000)       (230)        (40,301)          --       40,531              --
Cancellation of officer
  note receivable              (216,799)     (2,168)       (464,630)     466,797           --              --
Warrants issued                      --          --          44,000           --           --              --
Amortization of deferred
  compensation                       --          --              --           --       15,245              --
Net (loss)                           --          --              --           --           --      (9,934,973)
                             ----------    --------    ------------    ---------    ---------    ------------

Balance, December 31, 1998    7,756,953    $ 77,570    $ 17,772,431          $--    $(287,097)   $(26,127,291)
                             ==========    ========    ============    =========    =========    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    December 31,
                                                         1998            1997            1996
                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net(loss)                                           $ (9,934,973)   $(11,121,604)   $(19,099,501)
Adjustments to reconcile net (loss) to net
cash (used for)operating activities:
Depreciation and amortization expenses                   438,282         708,248       1,189,298
Amortization of deferred compensation                     15,245          15,557          18,162
Provision for credit losses                            3,941,528      12,456,124       5,251,000
 Loss on sale of automobile receivables                3,541,586              --              --
 Write-off of goodwill and other intangibles                  --       2,541,438              --
Restructuring charge                                   2,684,035         436,086              --
Unusual item - impairment of long-lived assets
  and additional losses on acquired automobile
  receivables                                                 --              --      19,293,328
 Extraordinary item - gain on debt
  extinguishments                                     (3,688,650)             --              --

Changes in assets and liabilities:
  Automobile receivables, net                         17,260,290     (45,023,631)    (34,290,686)
  Other assets                                         2,950,867         188,147      (3,081,728)
  Refundable income taxes                              3,411,211         940,789      (4,352,000)
  Accounts payable and accrued liabilities            (1,552,893)        393,729        (311,933)
                                                    ------------    ------------    ------------

Net cash provided by (used in) continuing
  operations                                          19,066,528     (38,465,117)    (35,384,060)
                                                    ------------    ------------    ------------

Cash flows from investing activities:
Capital expenditures                                      (2,864)     (1,152,537)     (1,797,168)
 Proceeds from the sale of property and equipment        179,867              --              --
 Proceeds from the sale of automobile receivables     53,737,647              --              --
Redemption of short-term investments                          --      12,899,102      43,941,466
Purchases of short-term investments                      (40,446)    (10,248,972)    (24,927,206)
                                                    ------------    ------------    ------------

Net cash provided by investing activities             53,874,204       1,497,593      17,217,092
                                                    ------------    ------------    ------------

Cash Flows from Financing Activities:
  Issuance of notes                                           --      51,410,902      36,789,873
  Reduction of borrowings                            (79,419,147)    (18,625,868)     (8,900,272)
  Decrease (increase) in restricted cash               4,088,483       2,793,363      (6,881,846)
  Issuance of common stock                                    --          90,000              --
                                                    ------------    ------------    ------------
Net cash (used in) provided by financing
  activities                                         (75,330,664)     35,668,397      21,007,755
                                                    ------------    ------------    ------------


Net (decrease) increase in cash                       (2,389,932)     (1,299,127)      2,840,787
Cash at beginning of year                              2,506,502       3,805,629         964,842
                                                    ------------    ------------    ------------

Cash at end of year                                 $    116,570    $  2,506,502    $  3,805,629
                                                    ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Note 1 - Business and Summary of Significant Accounting Policies

Business

      In December 1995, AutoInfo, Inc., (the "Company"), a Delaware corporation, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialty financial services company for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers. In July 1996, the Company commenced operations of its Northeast Regional center in Norwalk, Connecticut to provide its complete range of services to dealers in the Northeast.

      During 1997 and 1998, several non-prime automobile finance companies, including the Company,experienced poor loan performance, higher delinquency rates and increased credit losses on their portfolio assets. In addition, during this period, a number of non-prime automobile finance companies made strategic decisions to exit the market-place. This trend was the direct result of several factors including: (a) the impact of increased levels of competition on loan acquisition discounts; (b) the heightened demand created by the increased supply of capital and used automobile inventories; (c)the need to attract consumers with lower credit qualifications to meet this additional demand; (d) economic uncertainties and financial difficulties within the non-prime automobile industry as well as management upheavals at certain industry leaders; and (e) the increased levels of outstanding consumer debt and personal bankruptcies. These factors contributed to a significant reduction in available warehouse lines of credit and a material decline in financialmarkets investmentsinto the non-prime automobile industry through the sale of equity securities, subordinated debt instruments and securitized notes.

      The Company experienced material operating losses during 1996, 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, during 1998, the Company discontinued the operation of its non-prime automotive finance business.

      As a result of these factors, the Company was unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996 (Note5). As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under its warehouse line with CSFB. Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1997, the Company closed its Northeast Regional center in Norwalk, Connecticut.

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders have designated three members of the Company's Board of Directors.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (Note 12). CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under generally accepted accounting principles ("GAAP"). The accounting policies of the Company conform with GAAP and with general practices within the financial services industry.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.(See Note 12)

Automobile Receivables

      Automobile receivables represent retail installment sales contracts purchased from automobile dealers at discounts ranging up to 20%.

Allowance for Credit Losses

      The Company established an allowance for credit losses based upon an evaluation of a number of factors includingprior loss experience, contractual delinquencies, the value of underlying collateral and other factors. The allowance was periodically evaluated for adequacy based upon a review of credit loss experience, delinquency trends, static pool loss analysis and an estimate of future losses inherent in the existing finance receivable portfolio. Subsequent to the purchase of loans, a provision for losses, if any, was charged to income in order to maintain the allowance at an adequate level. The Company charged the allowance for loss account at the time a customer receivable was deemed uncollectable. Any reduction in the required allowance was amortized to income prospectively as an adjustment in the yield on the related loans. The Company estimated and recorded losses, as they became apparent, estimable and probable.

Repossessed Vehicles Held for Sale

      The Company repossessed collateral when a determination was made that collection efforts were unlikely to be successful. The value of a repossessed vehicle is based upon an estimate of its fair value upon liquidation. As of December 31, 1997, there were 605 repossessed vehicles held for resale with an aggregate value of approximately $1,953,000 which amount is included in other assets on the accompanying consolidated balance sheets. As of December 31, 1998, there are no repossessed vehicles in inventory.

Revenue Recognition

      The Company recognized interest income from automobile receivables on theinterest method. The accrual of interest income was suspended when a loan became ninety days contractually delinquent. All discounts on the purchase of installment contracts from dealers were held in reserve and were considered to cover future anticipated credit losses. Fees received for the purchase of automobile receivables were deferred and amortized to interest income over the contractual lives of the contracts using the interest method.

Restricted Cash

      As of December 31, 1997, restricted cash consisted of $3,006,893 held in reserve accounts pursuant to Class A and Class B Auto Backed Notes sold in October 1996 by AutoInfo Receivables Company, a wholly owned subsidiary of the Company (Note 5) and $1,081,590 in collection accounts pursuant to the Company's revolving credit facility with CSFB (Note 5). As of December 31, 1998, there was no cash held in reserve accounts.

Short-term Investments

      Short-term investments include bond funds, money market instruments and commercial paper. Investments are carried at cost which approximates market value(see Note 3).

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation. Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years. Depreciation expense totaled $438,282, $529,185 and $238,926 for the years ended December 31, 1998, 1997 and 1996. At December 31, 1998, fixed assets consisted predominantly of furniture, fixtures and equipment at the Company's Montvale, New Jersey headquarters facility.

Goodwill and Other Intangibles

      The excess of cost over the fair value of net assets acquired was allocated to goodwill and other intangibles and was being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses methods that are consistent with SFAS No. 121 to evaluate the carrying amount of goodwill and other intangibles including comparing estimated future cash flows identified with each long-lived asset group. For purposes of such comparison, portions of unallocated excess of cost over net assets acquired were attributed to related long-lived assets and identifiable intangible assets based upon the relative fair values of such assets at acquisition.

      In the fourth quarter of 1997, the Company determined that goodwill and other intangible assets were impaired resulting in a charge to operations. In the fourth quarter of 1996, the Company determined that certain components of goodwill and other intangible assets associated with an acquisition were impaired resulting in a charge to operations (see Note 9).

      Amortization expense related to goodwill and other intangibles totaled $0, $179,064 and $950,372 for the years ended December 31, 1998, 1997 and 1996, respectively.

Loss Per Share

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new requirements.

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding wereantidilutive for the years endedDecember 31, 1998, 1997 and 1996.

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

Stock-Based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company did not adopt the financial reporting requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for stock based compensation granted to employees in accordance with the provisions of SFAS 123 and accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair value based method was used.(Note 8).

Note 2 - Restructuring Charge

      During the fourth quarter of 1997, the Company made the decision to consolidate credit, funding and collections operations into its Norfolk, Virginia operating center and close its Northeast regional operating center in Norwalk, Connecticut. This decision was based upon several factors including management's opinion that the efficiencies and operating controls inherent in a centralized operating center approach provide significant benefits and that the presence and dealer relationships in local markets can be maintained through the use of field representatives. The Company recorded a charge to earnings related to this restructuring of

$867,141, of which $436,086 represented non-cash charges. Such amount includes severance costs and the write-off of certain assets.

      During 1998, the Company, based upon several factors including its deteriorating financial condition, ceased the operation of its non-prime automobile finance business. Accordingly, the Company recorded a charge to earnings related to this restructuring of $2,972,170, of which $2,684,035 represented non-cash charges. Such amount includes severance costs and the write-off of certain assets.

Note 3- Short-Term Investments

      Debt and equity securities used as part of the Company's investment management that may be sold in response to cash needs, changes in interest rates, and other factors have been classified as securities available for sale. Such securities are reported at cost which approximates fair value.

                                                          December 31,
                                                    1998                 1997
                                                 ----------           ----------
Common stock and bond funds                      $1,000,009           $1,626,979
Money market instruments                            386,177              615,090
Commercial paper                                    896,329                   --
                                                 ----------           ----------
                                                 $2,282,515           $2,242,069
                                                 ----------           ----------

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized gains and losses, if material, would be excluded from earnings and reported as a separate component of stockholders' equity on an after-tax basis. During the years ended December 31, 1998, 1997 and 1996, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Note 4- Allowance for Credit Losses

      A rollforward of allowance for credit losses by significant component is as follows:

Balance at January 1, 1996                                         $  6,818,195

Purchase discounts                                                    9,781,195
Charge offs                                                         (15,625,000)
Yield adjustments                                                     1,400,000
Additions to reserve                                                 13,351,000
                                                                   ------------
Balance at December 31, 1996                                         15,725,390

Purchase discounts                                                    8,973,097
Charge offs                                                         (21,776,000)
Yield adjustments                                                     4,310,000
Additions to reserve                                                 11,768,000
                                                                   ------------
Balance at December 31, 1997                                         19,000,487

Purchase discounts                                                       29,000
Charge offs                                                         (13,551,487)
Allocated to portfolio sales                                         (9,416,000)
Additions to reserve                                                  3,938,000
                                                                   ------------
Balance at December 31, 1998                                       $          0
                                                                   ------------

The charge offs and additions to reserves for the years ended December 31, 1998, 1997 and 1996 were the result of an increase in delinquency rates, the higher than anticipated level of repossessions, and the poor performance of loans originated by specific independent automobile dealers.

Note 5 - Debt

Revolving Lines of Credit

      In December 1996, the Company entered into a revolving credit agreement with CSFB, which provided for borrowings of up to $100 million collateralized by installment automobile loan contracts. Among other provisions, this facility required the Company to maintain tangible net worth, as defined, of $10 million and was cancelable in the event of a material adverse change in the Company's business.

      In October 1997, the Company and CSFB entered into an amended and restated agreement which provided CSFB with additional collateral including a residual interest in the anticipated cash flows upon the satisfaction of the Class A and Class B automobile receivables backed notes issued in October 1996 and any income tax refund for the tax year ended May 31, 1998.

      At December 31, 1997 the Company had tangible net worth, as defined, of approximately $2.1 million and, accordingly,did not meet the tangible net worth standard. As of

December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. Advances outstanding as of December 31, 1997 were $67,935,706 collateralized by net automobile receivables of $80,085,384.

      The Company experienced material operating losses during 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, during 1998 the Company discontinued the operation of its non-prime automotive finance business. In furtherance thereof, the Company successfully completed the sale of approximately $58 million of automobile receivables. The proceeds of these sales as well as the proceeds of the collection of automobile receivables in the ordinary course of business, the residual cash balances from the redemption of the Class A and Class B automobile receivables backed notes in July 1998 and the federal income tax refund for the tax year ended May 31, 1998 received in August 1998 were remitted to CSFB in reduction of the principal amount of the loan. In November 1998, the Company entered into an agreement with CSFB whereby the outstanding balance of approximately $4.5 million was reduced by $2.25 million and resulted in a gain of approximately $2.0 million net of applicable expenses. The Company repaid the $2.3 million remaining balance and issued 1,357,467 warrants to CSFB to purchase common shares of the Company exercisable over a five year period.

Automobile Receivables Backed Notes

      In October 1996, AutoInfo Receivables Company, a wholly-owned special purpose subsidiary of the Company, sold, in a private placement, $34,281,119 of 6.53% Class A Auto Loan Backed Notes and $2,016,536 of 11.31% Class B Auto Loan Backed Notes with a stated maturity date of January 2002. These notes were being repaid from the collection of payments of principal and interest and were collateralized by approximately $40,330,000 of automobile receivables and a Reserve Account in the amount of approximately $5,600,000.

      In conjunction with the July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on the Class A and Class B notes of approximately $7 million was paid in full.

Subordinated Notes and Other Debt

Subordinated notes and other debt consist of the following:

                                                                   1998               1997
                                                                -----------        -----------
Subordinated notes (1)                                          $ 9,348,000        $ 8,200,000
Subordinated notes due January 2000 payable in equal
 annual installments in January 1998, 1999 and 2000 with
 interest at 7.55% paid semi-annually (2)                                --          2,000,000
Other notes payable due in monthly installments through
 2001 with interest at prime to 12.4% (3)                           690,028            990,979
                                                                -----------        -----------

Total other notes                                               $10,038,028        $11,190,979
                                                                -----------        -----------

(1) On December 6, 1995 as part of the acquisition of Falk Finance Company ("FFC"), the Company assumed unsecured subordinated notes in the amount of $9,800,000. In 1996, the Company redeemed $1,600,000 of these notes. In December 1998, the remaining subordinated notes, due in 1999 and 2000, were exchanged for New Notes, including unpaid interest,totaling approximately $9.35 million due in 2007 and 2008. These New Notes include accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company commencing March 31, 1999 at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, three representatives of these note holders have been designated as members of the Company's board of directors.

(2) In April 1998, the holders of the Company's $2 million 7.55% subordinated notes, originally due in equal principal installments in January 1998, 1999 and 2000, released the Company from such obligation in exchange for two off-balance sheet assets and the Company'slong distance telephone service business. The two off-balance sheet assets consisted of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. This transaction resulted in a net gain of $1.7 million to the Company. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments. In conjunction with the extinguishment of these notes, the Company entered into a consulting arrangement with the noteholder which required monthly payments of $10,000 for twenty four months in exchange for financial advisory services. At December 31, 1998, the Company had charged $160,000 to operations representing its full obligation over the remaining term of the agreement as no further value is anticipated from the consulting agreement.

(3) In January 1999, a note with an outstanding principal balance of $605,000 due in monthly installments of approximately $26,000 was declared in default based upon the Company's present financial condition and the Company's discontinuance of its non-prime automobile finance business. This debt was paid in full March 1999 in for a cash payment together with unpaid interest of approximately $585,000. (See Note 12)

      The Company paid interest of approximately $5,143,000, $7,122,000 and $3,938,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 6 - Income Taxes

        For the years ended December 31, 1998, 1997 and 1996, the provision (benefit) for income taxes consisted of the following:

                                                  Years Ended
                                                  December 31,
                                   -------------------------------------------
                                       1998            1997            1996
                                   -----------     -----------     -----------
Federal                                    $--     $(3,985,977)    $(4,352,000)
State                                       --              --              --
                                   -----------     -----------     -----------
Income tax benefit                         $--     $(3,985,977)    $(4,352,000)
                                   ===========     ===========     ===========

      The following table reconciles the Company's effective income tax rate on loss from continuing operations to the Federal Statutory Rate for the years ended December 31, 1998, 1997 and 1996:

                                                         Years Ended
                                                        December 31,
                                              ---------------------------------
                                               1998         1997         1996
                                              ------       ------       ------
    Federal Statutory Rate                     (34.0)%      (34.0)%      (34.0)%
    Effect of:
     Benefit from tax exempt income                           (.7)         (.8)
     Valuation allowance against
       deferred tax assets                      34.0          8.3         15.3
                                              ------       ------       ------
                                                   0%       (26.4)%      (19.5)%
                                              ======       ======       ======

      The Company paid no income taxes for the years ended December 31, 1998, 1997 and 1996.

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carrybacks. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                December 31,        December 31,
                                                    1998               1997
                                                ------------       ------------
Deferred tax assets:
 Net operating loss carryforward                $  9,337,257                $--
  Purchase discounts                                      --          6,221,236
  Goodwill                                                --          3,333,317
  Deferred fees                                           --            117,115
                                                ------------       ------------

Gross deferred tax assets                          9,337,257          9,671,668
Less: valuation allowance                        ( 9,337,257)        (5,128,038)
                                                ------------       ------------

Deferred tax asset                                        --          4,543,630

Deferred tax liability:
  Allowance for credit losses                             --          4,543,640
                                                ------------       ------------

Net deferred tax asset                                   $--                $--
                                                ============       ============

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. As of December 31, 1998, The Company has a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2013 and 2014. Refundable income taxes on the accompanying consolidated balance sheet as of December 31, 1997 represented the Company's refundable income tax based upon the utilization of available tax credit carrybacks in its federal income tax return. Such amount was received during 1998 and used to repay a portion of the CSFB debt. (Note 5)

Note 7 - Commitments and Contingencies

Leases

      The Company is obligated under noncancellable operating leases for premises and equipment expiring at various dates through 2003. Future minimum lease payments for the Company's Montvale, New Jersey headquarters facility and related equipment are approximately $315,000, $305,000, $233,000, $89,000 and $1,000 for each of the years in the five year period ended December 31, 2003. Future minimum lease payments for the Company's Norfolk, Virginia facility are approximately $102,000, $102,000, $51,000, $0 and $0 for each of the years in the five year period ended December 31, 2003. At December 31, 1998, the Company charged $255,469 to operations representing its full obligation over the remaining term of the Norfolk, Virginia facility lease as the Company has ceased operations and no longer occupies this facility. Rent expense for the years ended December 31, 1998, 1997 and 1996 and was approximately $511,000, $399,000 and $227,000, respectively.

401(k) Plan

      The Company is obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the years ended December 31, 1998, 1997 and 1996 was approximately $49,000, $95,000 and $38,000, respectively.

Repurchase of Automobile Receivable Contracts

      In connection with the Company's sales of its automobile receivables (Note
1), the buyers have the right, under certain circumstances, including the inability to obtain perfected title, to put these receivables back to the Company. As of December 31, 1998, automobile receivables with a carrying amount of approximately $300,000 were identified by buyers. The Company has recorded a charge to operations of $300,000 to fully reserve for the return of these receivables to the Company.

Other Agreements

      The Company has an employment agreement with Mr. Wunderlich, the President of the Company, who is also a stockholder. The agreement expires in 2000 and provides forannual compensation of $150,000. In addition, the Company has an employment agreement with a non-officer employee. This agreement expires in April 1999 and provides for an aggregate minimum annual compensation of $150,000 plus a minimum annual bonus of $60,000. At December 31, 1998, the Company had charged $77,000 to operations representing its full obligation over the remaining term of the agreement as the Company anticipates no future value from the employee.

Litigation

      The Company is involved in litigation arising in the ordinary course of its business. Based upon management's and outside counsel's opinions, such litigation is not expected to have a materially adverse impact on the financial position or results of operations of the Company.

Note 8 - Stockholders' Equity

Stock Bonus Plan

      The Company, in 1987 and 1995 issued 410,000 and 15,000 shares, respectively,of Common Stock pursuant to a restricted stock bonus plan to key executives, directors and consultants.

      These shares will vest ratably every two years over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares were recorded at their estimated fair market value at the date of the grant as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period. During 1998 and 1997, 23,000 and 22,000 shares, respectively, were forfeited. As of December 31, 1998 136,666 of such shares had vested and 243,334 remained, subject to forfeiture.

Warrants

      In connection with the $4,000,000 7.55% subordinated long-term notes issued in January 1994, the Company issued to the noteholders six year warrants to purchase 533,333 shares of Common Stock at a per share price of $4.00. In September 1995, the Company prepaid $2,000,000 of the notes. In conjunction with the prepayment, 196,296 of these warrants were canceled. In April 1998, the Company was released from its remaining obligation (See Note 5)and the remaining warrants to purchase 337,037 shares of Common Stock were canceled.

      In connection with a May 1986 public offering of Common Stock, the Company issued warrants to the underwriter for the purchase of 96,000 shares of its Common Stock at a per share price of $4.80.

      In connection with the $2,016,536 Class B Notes issued in October 1996, the Company issued three year warrants to purchase 159,095 shares of Common Stock at a per share price of $2.70. The Company has reserved 159,095 shares of Common Stock for issuance upon exercise of these warrants.

      In connection with the $100 million credit facility provided by CSFB in December 1996, the Company issued 3 year warrants to purchase 125,000 shares of Common Stock at a per share price of $3.70. In connection with the final settlement with CSFB in November 1998, these warrants were canceled and replaced with new warrants to purchase 1,482,467 shares of the Common Stock at a per share price of $ .03. The Company has reserved 1,482,467 shares of Common Stock for issuance upon exercise of these warrants.

      No warrants have been exercised to date.

Stock Option Plans

      The Company has five stock option plans, Its 1985 Plan, 1986 Plan, 1989 Plan, 1992 Plan and 1997 Plan (collectively the "Plans"). The Company accounts for these Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these Plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                   1998              1997              1996
                             --------------    --------------    --------------
Net (loss) income:
As reported                  $   (9,934,973)   $  (11,121,604)   $  (19,099,501)
Pro forma                    $  (10,064,124)   $  (11,316,689)   $  (19,206,821)

(Loss) earnings per
share:
As reported                  $        (1.25)   $        (1.39)   $        (2.41)
Pro forma                    $        (1.26)   $        (1.41)   $        (2.43)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1986 Plan. At December 31, 1998, options to purchase 495,000 shares of Common Stock were exercisable pursuant to the Plans.

Weighted average fair value of options granted:
                       1997                                       $.61
                       1996                                       $.96

      The fair value of each option grant is estimated on the date of grant using the Black-Shoals option pricing model with the following weighted assumptions used for grants in 1997, and 1996, respectively:risk-free interest rates of 6.52 and 6.20 percent; expected lives of 4 years for all options granted; expected volatility of 33.0 and 26.2 percent. There were no grants in 1998.

      Option activity for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                  Number of    Weighted Average
                                                   Shares       Exercise Price
                                                 -----------      -----------

Outstanding at January 1, 1996                       413,333      $     3.70
Granted during the year                              241,000            2.96
                                                  ----------      ----------

Outstanding at December 31, 1996                     654,333            3.43
Granted during the year                              815,000            1.75
Forfeited during the year                           (224,500)           3.28
                                                  ----------      ----------

Outstanding at December 31, 1997                   1,244,833      $     2.36
Forfeited during the year                           (749,833)     $     2.24
                                                  ----------      ----------

Outstanding at December 31, 1998 (1)                 495,000      $      .10
                                                  ----------      ----------

(1) In November 1998, all outstanding options were amended to reflect an exercise price of $ .10 per share.

      On April 10, 1995, an officer of the Company exercised options to acquire 216,799 shares. In connection with this exercise, the Company received a full recourse, non-interest bearing note secured by a pledge of the acquired shares in the amount of $466,797. In November 1998, these shares were returned to the Company and the note was canceled.

Other Options

      An option issued upon the commencement of employment to a non-officer employee in April 1996 to purchase an aggregate of 400,000 shares of the Company's Common Stock was canceled in conjunction with the termination of the related employment agreement in March 1998.

Note 9 - Unusual Item - Impairment of Long-Lived Assets on Acquired Business and Additional Credit Losses on Acquired Automobile Receivables

      The acquisition of FFC in December 1995 included a portfolio of non-prime automobile receivables of approximately $31 million of which approximately 80% had been acquired by FFC from Charlie Falk Auto Wholesale, Incorporated ("CFAW"). In addition to the tangible assets acquired, the Company entered into a Non-Compete Agreement and a 10 year Purchase Agreement with CFAW which, among other provisions, provided for the continued purchase of automobile receivables based upon established underwriting criteria at the sole discretion and option of the Company. During the year ended December 31, 1996, the quality of the automobile receivables acquired from CFAW, both prior to the acquisition date and subsequent thereto, as evidenced by the number of repossessions and the charge-off losses incurred, came into question. The Company determined to cease acquiring automobile receivables from CFAW and accordingly, on December 31, 1996, the Company entered into a Modification and Termination Agreement with CFAW.

      As a result of this action and other factors, the Company deemed a significant portion of the goodwill associated with the acquisition of FFC as well as the Non-Compete and Purchase Agreements were of no continuing value and, accordingly, took a charge against operations as of December 31, 1996 of $11,193,000 based on its evaluation of the fair value of such assets in accordance with SFAS No. 121. Furthermore, the Company recorded additional credit losses of $8,100,000 on the acquired automobile receivables during 1996.

Note 10 - Fair Value of Financial Instruments

      The following disclosures of fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash and cash equivalents and accounts payable and accrued liabilities are carried at amounts which reasonably approximate fair value.

      Due to the Company's inability to obtain financing to purchase automobile receivables and the failure of the Company to complete a securitization of its automobile receivables in 1997, an estimate of the fair value of the net automobile receivables outstanding at December 31, 1997 could not be practicably made.

      Due to the variable rate nature of the Company's revolving line of credit with an aggregate carrying amount of $67,935,706 at December 31, 1997, such amount approximated fair value.

      The carrying amount of the Company's automobile receivables backed notes totaling $14,063,140 at December 31, 1997 approximated fair value.

      Due to the insufficient collateral supporting the Company's subordinated notes and other debt with an aggregate carrying amount of $10,038,028 and $11,190,979 at December 31, 1998 and 1997, a determination of fair value could not be made.

      Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note 11 - Quarterly Results of Operations (Unaudited)

                                                                   Year Ended December 31, 1998
                                                                          Quarter Ended
                                           -----------------------------------------------------------------------------
                                               Mar 31               June 30               Sep 30               Dec 31
                                               ------               -------               ------               ------
Revenues                                    $ 3,920,994           $ 2,337,025           $   715,322          $    31,157

Net (loss) income                          ($  568,911)          ($4,267,910)          ($5,450,840)          $   352,688

Basic and diluted per share data:
Net (loss) income                          ($      .07)          ($      .53)          ($      .68)          $       .03

                                                                   Year Ended December 31, 1997
                                                                          Quarter Ended
                                           -----------------------------------------------------------------------------
                                               Mar 31               June 30               Sep 30               Dec 31
                                               ------               -------               ------               ------
Revenues                                   $  4,404,905          $  5,381,105           $ 5,343,430            $ 4,716,791

Net (loss) income                          $    248,184          $  1,561,495          ($ 2,636,007)          ($10,295,276)

Basic and diluted per share data:
Net (loss) income                          $        .03          $        .19          ($       .32)          ($      1.29)

Note 12 - Subsequent Events

      On January 29, 1999, the Company's wholly owned subsidiary, CarLoanCo. ("CLC") filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code (the "Bankruptcy Filing"). Since 1995, CLC had operated the Company's non-prime automobile financing business. As of the date of the Bankruptcy Filing, CLC has no assets and liabilities of approximately $57 million, including approximately $56 million of intercompany advances from the Company. Effective January 29, 1999, the liabilities of CLC are classified as subject to compromise as they may be affected by the outcome of the Bankruptcy Filing.

      Due to the fact that the Company no longer has control over CLC, statements presented after the date of the Bankruptcy Filing will be restated to reflect CLC as a discontinued operation and to reflect the deconsolidation of CLC effective January 29, 1999. The following balance sheet, as of December 31, 1998, reflects the deconsolidation of CLC as a result of the Company's loss of control due to the Bankruptcy Filing:

Cash                                                               $  2,399,085
Investment in and advances
       to CLC                                                          (741,679)
Other assets                                                            352,816
                                                                   ------------

       Total assets                                                $  2,010,222
                                                                   ------------

Liabilities                                                        $ 10,574,609
Stockholders' (deficit)                                              (8,564,387)
                                                                   ------------

       Total liabilities and
       stockholders' (deficit)                                     $  2,010,222
                                                                   ------------

        On March 23, 1999, the Company paid $585,000 representing full payment, net of a $25,000 discount, of principal and accrued interest on a note which had been previously declared in default by the lender.