Form 10-Q
period 1999-03-31
AUTOINFO INC
filed 1999-05-13
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  MARCH 31, 1999

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

                     P.O. Box 4383, Stamford, CT 06907-0383
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (203) 595-0005
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of May 10, 1999: 7,756,953 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

            Balance Sheets -
            March 31, 1999 (unaudited) and December 31, 1998...............  3

            Statements of Operations (unaudited)-
            Three months ended March 31, 1999 and 1998.....................  4

            Statements of Cash Flows (unaudited)-
            Three months ended March 31, 1999 and 1998.....................  5

            Notes to Unaudited Financial Statements........................  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  12

Part II. Other Information ................................................  18

Signatures ................................................................   19

                         AUTOINFO, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                     Unaudited        Audited

ASSETS

Cash                                               $    117,426    $    116,570
Short-term investments                                1,309,230       2,282,515
Investment in and advances to subsidiary               (741,679)       (741,679)
Fixed assets, net                                       231,621         250,887
Other assets                                             32,000         101,929
                                                   ------------    ------------

                                                   $    948,598    $  2,010,222
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Subordinated notes and other debt                $  9,403,500    $ 10,038,028
  Accounts payable and accrued liabilities              585,301         536,581
                                                   ------------    ------------
    Total liabilities                                 9,988,801      10,574,609
                                                   ------------    ------------

Stockholders' Equity
  Common stock - authorized 20,000,000 shares
    $.01 par value; issued and outstanding -
    7,996,752 shares as of March 31, 1999 and
    December 31, 1998                                    77,570          77,570
  Additional paid-in capital                         17,772,431      17,772,431
  Deferred compensation under stock bonus plan        (,283,295)      (,287,097)
  Retained deficit                                  (26,606,909)    (26,127,291)
                                                   ------------    ------------
    Total stockholders' equity                       (9,040,203)     (8,564,387)
                                                   ------------    ------------

                                                   $    948,598    $  2,010,222
                                                   ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,

                                                      1999             1998
                                                   -----------      -----------

Investment income                                  $    35,502      $    25,303
                                                   -----------      -----------

Costs and expenses:
   Interest expense                                    246,488           14,901
   Operating expenses                                  249,366          373,166
   Depreciation & amortization                          19,266           19,725
                                                   -----------      -----------
       Total operating expenses                        515,120          407,792
                                                   -----------      -----------

Loss from continuing operations                       (479,618)        (382,489)

Loss from discontinued operations                           --         (186,422)
                                                   -----------      -----------

Net (loss) income                                  $  (479,618)     $  (568,911)
                                                   ===========      ===========

Basic and diluted net loss per share:
   From continuing operations                      $      (.06)     $      (.05)
   From discontinued operations                                            (.02)
                                                   ===========      ===========
Net loss per share                                 $      (.06)     $      (.07)
                                                   ===========      ===========

Weighted average number of common
    and common equivalent shares                     7,756,953        7,996,752
                                                   -----------      -----------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          1999            1998
                                                      ------------    ------------
Cash flows from operating activities:
Net (loss) income                                     $   (479,618)   $   (568,911)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          19,266         150,619
     Amortization of deferred compensation                   3,802           4,218
   Loss on sale of automobile receivables                       --         336,770
Changes in assets and liabilities:
   Automobile receivables, net                                  --       8,893,933
   Other assets                                             69,929         535,061
   Accounts payable and accrued liabilities                 48,720        (206,779)
                                                      ------------    ------------

Net cash (used in) provided by operating activities       (337,901)      9,144,911
                                                      ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                         --            (438)
   Proceeds from sale of short-term investments            973,285          74,654
   Proceeds from sale of automobile receivables                 --      11,860,451
                                                      ------------    ------------
Net cash provided by (used in) investing activities        973,285      11,934,667
                                                      ------------    ------------

Cash flows from financing activities:
   Decrease in borrowings, net                            (634,528)    (21,994,338)
     Decrease in restricted cash                                --        (617,450)
                                                      ------------    ------------
Net cash used in financing activities                     (634,528)    (22,611,788)
                                                      ------------    ------------

Net increase (decrease) in cash                                856      (1,532,210)
Cash at beginning of period                                116,570       2,506,502
                                                      ------------    ------------

Cash at end of period                                 $    117,426    $    974,292
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

      As a result of these factors, the Company was unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under its warehouse facility agreement with CS First Boston Mortgage Capital Corp. ("CSFB") and similar covenants pursuant to securitized notes issued in October 1996 (Note 5). As of December 31, 1997, CSFB no longer funded the acquisition of non-prime automobile receivables generated by the Company. The Company, among other actions, restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under its warehouse line with CSFB. Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1997, the Company closed its Northeast Regional center in Norwalk, Connecticut.

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principle balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through March 31, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      Subsequent to the end of the March 31, 1999 quarter, the Company negotiated the termination of its lease in Montvale, New Jersey and vacated the premises. The Company is presently occupying temporary office space in Stamford, Connecticut.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoan Co., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code (Note 12). CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under generally accepted accounting principles ("GAAP"). The accounting policies of the Company conform with GAAP and with general practices within the financial services industry.

Principles of Consolidation

      The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognized interest income from automobile receivables on the interest method. The accrual of interest income was suspended when a loan became ninety days contractually delinquent. All discounts on the purchase of installment contracts from dealers were held in reserve and were considered to cover future anticipated credit losses. Fees received for the purchase of automobile receivables were deferred and amortized to interest income over the contractual lives of the contracts using the interest method.

Short-term Investments

      Investments are carried at cost which approximates market value and included:

                                                    March 31,       December 31,
                                                      1999               1998
                                                   ----------       ------------
              Common stock and bond funds          $1,178,400       $  1,000,009
              Money market instruments                130,830            386,177
              Commercial paper                             --            896,329
                                                   ----------       ------------
                                                   $1,309,230       $  2,282,515
                                                   ----------       ------------

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the three month periods ended March 31, 1999 and 1998.

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

      As of March 31, 1999, the Company has a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2013 and 2014. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

Note 3 - Liquidity and Capital Resources

      Since its entry into the Non-Prime Automobile industry in December 1995 and until it ceased the operations of its non-prime automobile business during 1998, the Company funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

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

      The Company has outstanding $9.3 million of subordinated debt comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31, 1998. the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principle balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through March 31, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      The Company's liquid assets amounted to $1.4 million as of March 31, 1999.

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

Note 5 - Debt Settlement

      On March 23, 1999, the Company paid $585,000 representing full payment, net of a $25,000 discount, of principal and accrued interest on a note which had been previously declared in default by the lender.

Note 6 - Discontinued Operations

            During 1998, the Company discontinued the operation of CLC, its non-prime automobile finance subsidiary. Accordingly, the period ended March 31, 1998 has been restated to reflect the operating results for CLC as discontinued operations and consists of the following:

                 Revenues                                   $ 3,895,572
                                                            -----------

                 Expenses:
                 Interest expense                             2,147,757
                 Operating expenses                           1,466,573
                 Depreciation and amortization                  130,894
                 Loss on sale of automobile
                 receivables                                    336,770
                                                            -----------
                                                              4,081,994
                                                            -----------

                 Net (loss) from discontinued operations    $  (186,422)
                                                            -----------

      On January 29, 1999, the Company's wholly owned subsidiary, CarLoan Co. ("CLC") filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code (the "Bankruptcy Filing"). Since 1995, CLC had operated the Company's non-prime automobile financing business. As of the date of the Bankruptcy Filing, CLC had no assets and liabilities of approximately $57 million, including approximately $56 million of intercompany advances from the Company. Accordingly, the net liabilities of CLC as of December 31, 1998 have been reclassified as Investment in and advances subsidiary., subject to compromise as they may be affected by the outcome of the Bankruptcy Filing.

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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile revceivables, the Company owed CSFB approximately $4.5 million. CSFB agreed to a reduction of $2.25 million and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued the capitalization of interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders have designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      Subsequent to the end of the March 31, 1999 quarter, the Company negotiated the termination of its lease in Montvale, New Jersey and vacated the premises. The Company is presently occupying temporary office space in Stamford, Connecticut.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoan Co., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Results of Operations

Three Months Ended March 31, 1999 and 1998

Revenues

Revenues for the three month periods ended March 31, 1999 and 1998 consisted of interest and dividends on short-term investments.

Costs and Expenses

Interest expense for the three month periods ended March 31, 1999 and 19978 ($246,000 and $15,000, respectively) was related to subordinated debt and other bank debt. The increase is directly related to the assumption by the Company of $9,348,000 of subordinated debt pursuant to the debt restructuring plan implemented during the fourth quarter of 1998.

Operating expenses for the three months ended March 31, 1999 and 1998 ($249,000 and $373,000, respectively) consisted primarily of corporate overhead. The decrease is directly related to reduction in corporate staff and the results of the cost reduction plan implemented by the Company.

Depreciation and amortization expense for the three months ended March 31, 1999 and 1998 ($19,000 and $20,000, respectively) consisted of the depreciation of fixed assets.

The loss from discontinued operations consists of the operating results of CLC, the Company's non-prime automobile finance subsidiary which was discontinued during 1998.

Loss from Operations

Loss from operations for the three month period ended March 31, 1999 was ($480,000) compared with ($569,000) in the prior year period. The decrease is the result of the loss from discontinued operations in the prior year offset by the increase in interest expense in the current year period. There is no income tax benefit for the three month periods ended March 31, 1999 and 1998 as the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

Liquidity and Capital Resources

Trends and Uncertainties

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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note 5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through March 31, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan.

Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoan Co., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

Liquidity and Capital Resources

      The Company's cash and short-term investments amounted to $1.4 million as of March 31, 1999.

      The total amount of debt outstanding as of March 31, 1999 and December 31, 1998 was $9.4 million and $10.0 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of March 31, 1999 and December 31, 1998, respectively:

                                    March 31, 1999       December 31,1998
                                            Weighted               Weighted
                                            Average                Average
                                  Balance     Rate      Balance      Rate
                                  ------------------------------------------
Subordinated debt                  $9.3      12.0%        $9.3      12.0%
Other debt                         $ .1       8.5%        $ .7       8.5%

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

      Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended March 31, 1999.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no remaining automobile receivables and has ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoan Co., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off as a result of the bankruptcy filing. The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of the Company's assets and liabilities do not purport to represent realizable or settlement amounts.

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

                                 AUTOINFO, INC.
                                  (Registrant)


                    -----------------------------------------
                            /s/ William I. Wunderlich
                    -----------------------------------------
                              William I. Wunderlich
                    President and Principal Financial Officer

Date: May 12, 1999