Form 10-Q
period 1999-06-30
AUTOINFO INC
filed 1999-08-11
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For Quarter Ended: June 30, 1999

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

                             YES |X|      NO |_|

      Number of shares outstanding of the registrant's common stock as of August 11, 1999: 7,756,953 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

            Consolidated Balance Sheets -- June 30, 1999 (unaudited)
            and December 31, 1998..............................................3

            Consolidated Statements of Operations (unaudited) --
            Three and Six months ended June 30, 1999 and 1998..................4

            Consolidated Statements of Cash Flows (unaudited) --
            Three and Six months ended June 30, 1999 and 1998..................4

            Notes to Unaudited Consolidated Financial Statements...............6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

Part II. Other Information....................................................17

Signatures....................................................................18

                         AUTOINFO, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                     June 30,          December 31,
                                                       1999                1998
                                                    ------------       ------------
                                                     Unaudited            Audited
ASSETS

Cash                                                $     52,220       $    116,570
Short-term investments                                 1,097,759          2,282,515
Investment in and advances to subsidiary                (741,679)          (741,679)
Fixed assets, net                                             --            250,887
Other assets                                              17,000            101,929
                                                    ------------       ------------
                                                    $    425,300       $  2,010,222
                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Subordinated notes and other debt                 $  9,400,026       $ 10,038,028
  Accounts payable and accrued liabilities               602,721            536,581
                                                    ------------       ------------
    Total liabilities                                 10,002,747         10,574,609
                                                    ------------       ------------

Stockholders' Equity
  Common stock - authorized 20,000,000 shares
    $.01 par value; issued and outstanding -
    7,756,953 shares as of June 30, 1999 and
    December 31, 1998                                     77,570             77,570
  Additional paid-in capital                          17,772,431         17,772,431
  Deferred compensation under stock bonus plan          (279,493)         (,287,097)
  Retained deficit                                   (27,147,955)       (26,127,291)
                                                    ------------       ------------
    Total stockholders' equity                        (9,577,447)        (8,564,387)
                                                    ------------       ------------

                                                    $    425,300       $  2,010,222
                                                    ============       ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Six Months Ended                  Three Months Ended
                                                               June 30,                           June 30,
                                                        1999              1998              1999              1998
                                                    -----------       -----------       -----------       -----------
Investment income                                   $    50,192       $    52,495       $    14,690       $    27,192
                                                    -----------       -----------       -----------       -----------

Costs and expenses:
  Interest expense                                      484,561            33,613           238,073            18,712
  Operating expenses                                    567,029           905,661           317,663           532,495
  Depreciation & amortization                            19,266            39,450                --            19,725
                                                    -----------       -----------       -----------       -----------
    Total operating expenses                          1,070,856           978,724           555,736           570,932
                                                    -----------       -----------       -----------       -----------

Loss from continuing operations                      (1,020,664)         (926,229)         (541,046)         (543,740)

Loss from discontinued operations                            --        (5,613,309)               --        (5,426,887)
                                                    -----------       -----------       -----------       -----------

Loss before extraordinary item                       (1,020,664)       (6,539,538)         (541,046)       (5,970,627)

Extraordinary item - gain on debt
  extinguishment                                             --         1,703,017                --         1,703,017
                                                    -----------       -----------       -----------       -----------

Net loss                                            $(1,020,664)      $(4,836,521)      $  (541,046)      $(4,267,610)
                                                    ===========       ===========       ===========       ===========

Basic and diluted net (loss) income per share:
  From continuing operations                        $      (.13)      $      (.12)      $      (.07)      $      (.07)
  From discontinued operations                               --               .21                --               .21
  Extraordinary item                                         --              (.70)               --              (.67)
                                                    -----------       -----------       -----------       -----------
Basic and diluted net loss per share                $      (.13)      $      (.61)      $      (.07)      $      (.53)
                                                    ===========       ===========       ===========       ===========

Weighted average number of
  common and common
  equivalent shares                                   7,756,953         7,996,752         7,756,953         7,996,752
                                                    -----------       -----------       -----------       -----------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                1999              1998
                                                            ------------      ------------
Cash flows from operating activities:
Net  (loss) income                                          $ (1,020,664)     $ (4,836,821)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                   19,266           287,898
  Amortization of deferred compensation                            7,604             8,446
  Loss on sale of automobile receivables                              --         1,035,406
  Loss on sale of property and equipment                              --           115,547
Changes in assets and liabilities:
  Automobile receivables, net                                         --        30,543,667
  Other assets                                                   316,550         2,531,050
  Accounts payable and accrued liabilities                        66,140          (779,481)
                                                            ------------      ------------

Net cash provided by (used in) operating activities             (611,104)       28,905,712
                                                            ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                --            (2,863)
  Sale of property and equipment                                      --            78,000
  Proceeds from sale of automobile receivables                        --        20,661,173
  Proceeds from redemptions of short term investments          1,184,756            47,706
                                                            ------------      ------------
Net cash provided (used in) by investing activities            1,184,756        20,784,016
                                                            ------------      ------------

Cash flows from financing activities:
  Decrease in borrowings, net                                   (638,002)      (51,918,970)
  Decrease in restricted cash                                         --           826,113
                                                            ------------      ------------
Net cash (used in) provided by financing activities             (638,002)      (51,092,857)
                                                            ------------      ------------

Net  decrease in cash                                            (64,350)       (1,403,129)
Cash at beginning of period                                      116,570         2,506,502
                                                            ------------      ------------

Cash at end of period                                       $     52,220      $  1,103,373
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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principal balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through June 30, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      In April 1999, the Company negotiated the termination of its lease in Montvale, New Jersey and vacated the premises. The Company is presently occupying temporary office space in Stamford, Connecticut.

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

Short-term Investments

         Investments are carried at cost which approximates market value and included:

                                              June 30,       December 31,
                                                1999            1998
                                             ----------      ----------
            Common stock and bond funds      $  873,600      $1,000,009
            Money market instruments            224,159         386,177
            Commercial paper                         --         896,329
                                             ----------      ----------
                                             $1,097,759      $2,282,515
                                             ----------      ----------

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

      During the quarter ended June 30, 1999, the Company terminated its lease in Montvale, New Jersey and vacated the premises. According, the remaining net fixed assets were written-off.

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the three and six month periods ended June 30, 1999 and 1998.

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

      As of June 30, 1999, the Company has a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2013 and 2014. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

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

      The Company has outstanding $9.3 million of subordinated debt comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31, 1998. the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principle balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through June 30, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      The Company's liquid assets amounted to $1.1 million as of June 30, 1999.

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

Note 6 - Discontinued Operations

      During 1998, the Company discontinued the operation of CLC, its non-prime automobile finance subsidiary. Accordingly, the three and six month periods ended June 30, 1998 has been restated to reflect the operating results for CLC as discontinued operations and consists of the following:

                                                         Six Months         Three Months
                                                            Ended              Ended
                                                                 June 30, 1999
                                                         -------------------------------
            Revenues                                     $  6,205,405       $  2,309,833
                                                         -------------------------------

            Expenses:
            Interest expense                                4,161,711          2,013,954
            Operating expenses                              2,319,602            853,029
            Depreciation and amortization                     248,448            117,554
            Provision for credit losses                     3,938,000          3,938,000
            Loss on sale of fixed assets                      115,547            115,547
            Loss on sale of automobile receivables          1,035,406            698,636
                                                         -------------------------------
                                                           11,818,714          7,736,720
                                                         -------------------------------

            Net (loss) from discontinued operations      $ (5,613,309)      $ (5,426,887)
                                                         -------------------------------

      On January 29, 1999, the Company's wholly owned subsidiary, CarLoan Co. ("CLC") filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code (the "Bankruptcy Filing"). Since 1995, CLC had operated the Company's non-prime automobile financing business. As of the date of the Bankruptcy Filing, CLC had no assets and liabilities of approximately $57 million, including approximately $56 million of intercompany advances from the Company. Accordingly, the net liabilities of CLC as of December 31, 1998 have been reclassified as Investment in and advances subsidiary, subject to compromise as they may be affected by the outcome of the Bankruptcy Filing.

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

      During the quarter ended June 30, 1999, the Company negotiated the termination of its lease in Montvale, New Jersey and vacated the premises. The Company is presently occupying temporary office space in Stamford, Connecticut.

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

Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

Revenues

Revenues for the three and six month periods ended June 30, 1999 and 1998 consisted of interest and dividends on short-term investments.

Costs and Expenses

Interest expense for the three month periods ended June 30, 1999 and 19978 ($238,000 and $19,000, respectively) and the six month periods ended June 30, 1999 and 1998 ($485,000 and $34,000, respectively) was related to subordinated debt and other bank debt. The increase is directly related to the assumption by the Company of $9,348,000 of subordinated debt pursuant to the debt restructuring plan implemented during the fourth quarter of 1998.

Operating expenses for the three months ended June 30, 1999 and 1998 ($318,000 and $532,000, respectively) and the six months ended June 30, 1999 and 1998 ($567,000 and $906,000, respectively) consisted primarily of corporate overhead. The decrease is directly related to reduction in corporate staff and the results of the cost reduction plan implemented by the Company.

      Depreciation and amortization expense for the three months ended June 30, 1999 and 1998 ($0 and $20,000, respectively) and for the six months ended June 30, 1999 and 1998 ($0 and $20,000, respectively) consisted of the depreciation of fixed assets. During the quarter ended June 30, 1999, the Company terminated its lease in Montvale, New Jersey and vacated the premises. According, the remaining net fixed assets were written-off.

      The loss from discontinued operations consists of the operating results of CLC, the Company's non-prime automobile finance subsidiary which was discontinued during 1998.

Loss from Operations

      The loss from continuing operations for the three months ended June 30, 1999 and 1998 was $541,000 and $544,000, respectively, and for the six three months ended June 30, 1999 and 1998 was $1,021,000 and $926,000, respectively. The net loss from operations for the three months ended June 30, 1999 and 1998 was $541,000 and $4,268,,000, respectively, and for the six months ended June 30, 1999 and 1998 was $1,021,000 and $4,837,000, respectively. The increase is the result of the loss from discontinued operations in the prior year periods. There is no income tax benefit for the three and six month periods ended June 30, 1999 and 1998 as the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note 5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through June 30, 1999 has been accrued but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

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

Liquidity and Capital Resources

      The Company's cash and short-term investments amounted to $1.1 million as of June 30, 1999.

      The total amount of debt outstanding as of June 30, 1999 and December 31, 1998 was $9.4 million and $10.0 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of June 30, 1999 and December 31, 1998, respectively:

                                   June 30, 1999             December 31,1998
                                           Weighted                     Weighted
                                            Average                      Average
                               Balance        Rate         Balance        Rate
                               -------------------------------------------------
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

      Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended June 30, 1999.

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

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 3:       Inapplicable

Item 4:           Submission of Matters to a Vote of Security Holders: None

Item 5:           Inapplicable

Item 6 (a):       None

Item 6 (b):       A report on Form 8-K dated May 25, 1999 was filed by the
                  Registrant pursuant to Item 4 thereof with respect to the resignation of the Registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AUTOINFO, INC.
                                  (Registrant)


                            /s/ William I. Wunderlich
                 -----------------------------------------------
                              William I. Wunderlich
                    President and Principal Financial Officer

Date: August 11, 1999