Form 10-Q
period 1999-09-30
AUTOINFO INC
filed 1999-11-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 1999

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

                             YES |X|            NO |_|

      Number of shares outstanding of the registrant's common stock as of November 11, 1999: 7,756,953 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements: Page

            Consolidated Balance Sheets -
            September 30, 1999 (unaudited) and
            December 31, 1998 .............................................    3

            Consolidated Statements of Operations (unaudited)-
            Three and Nine months ended September 30, 1999 and
            1998 ..........................................................    4

            Consolidated Statements of Cash Flows (unaudited)-
            Three and Nine months ended September 30, 1999 and
            1998 ..........................................................    5

            Notes to Unaudited Consolidated Financial
            Statements ....................................................    6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   12

Part II. Other Information ................................................   17

Signatures ................................................................   18

                         AUTOINFO, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS


                                                     September 30,    December 31,
                                                          1999           1998
                                                    --------------  --------------
                                                       Unaudited        Audited
ASSETS

Cash                                                 $     42,980    $    116,570
Short-term investments                                    997,759       2,282,515
Investment in and advances to subsidiary                 (741,679)       (741,679)
Fixed assets, net                                              --         250,887
Other assets                                               43,208         101,929
                                                     ------------    ------------
                                                     $    342,268    $  2,010,222
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Subordinated notes and other debt               $  9,395,206    $ 10,038,028
     Accrued interest payable                             706,995              --
     Accounts payable and accrued liabilities             118,494         536,581
                                                     ------------    ------------
          Total liabilities                            10,220,695      10,574,609
                                                     ------------    ------------

Stockholders' Equity
  Common stock - authorized 20,000,000 shares
     $.01 par value; issued and outstanding -
     7,756,953 shares as of September 30, 1999 and
     December 31, 1998                                     77,570          77,570
  Additional paid-in capital                           17,772,431      17,772,431
  Deferred compensation under stock bonus plan           (275,691)      (,287,097)
  Retained deficit                                    (27,452,737)    (26,127,291)
                                                     ------------    ------------
        Total stockholders' equity                     (9,878,427)     (8,564,387)
                                                     ------------    ------------
                                                     $    342,268    $  2,010,222
                                                     ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Nine Months Ended             Three Months Ended
                                                September 30,                  September 30,
                                       ----------------------------    ----------------------------
                                           1999            1998            1999            1998
                                       ------------    ------------    ------------    ------------

Investment income                      $     76,400    $     92,881    $     26,208    $     40,386
                                       ------------    ------------    ------------    ------------

Costs and expenses:
   Interest expense                         719,886          50,150         235,325          16,537
   Operating expenses                       662,694       1,036,714          95,665         131,053
   Depreciation & amortization               19,266          59,175              --          19,725
                                       ------------    ------------    ------------    ------------
       Total operating expenses           1,401,846       1,146,039         330,990         167,315
                                       ------------    ------------    ------------    ------------

Loss from continuing operations          (1,325,446)     (1,053,158)       (304,782)       (126,929)

Loss from discontinued operations                --     (10,937,521)             --      (5,324,212)
                                       ------------    ------------    ------------    ------------

Loss before extraordinary item           (1,325,446)    (11,990,679)       (304,782)     (5,451,141)

Extraordinary item - gain on debt
   extinguishment                                --       1,703,017              --              --
                                       ------------    ------------    ------------    ------------

Net loss                               $ (1,325,446)   $(10,287,662)   $   (304,782)   $ (5,451,141)
                                       ============    ============    ============    ============

Basic and diluted net (loss) income
   per share:
   From continuing operations          $       (.17)   $       (.13)   $       (.04)   $       (.02)
   From discontinued operations                  --           (1.37)             --            (.67)
   Extraordinary item                            --             .21              --              --
                                       ------------    ------------    ------------    ------------
Basic and diluted net loss per share   $       (.17)   $      (1.29)   $       (.04)   $       (.68)
                                       ============    ============    ============    ============

Weighted average number of
  common and common
  equivalent shares                       7,756,953       7,996,752       7,756,953       7,996,752
                                       ------------    ------------    ------------    ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               1999             1998
                                                          --------------   --------------
Cash flows from operating activities:
Net (loss) income                                          $ (1,325,446)   $ (4,836,821)
Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               19,266         287,898
     Amortization of deferred compensation                       11,406           8,446
     Loss on sale of automobile receivables                          --       1,035,406
     Loss on sale of property and equipment                          --         115,547
Changes in assets and liabilities:
     Automobile receivables, net                                     --      30,543,667
     Other assets                                               290,342       2,531,050
     Accounts payable and accrued liabilities                   288,908        (779,481)
                                                           ------------    ------------
Net cash provided by (used in) operating activities            (715,524)     28,905,712
                                                           ------------    ------------
Cash flows from investing activities:
     Capital expenditures                                            --          (2,863)
     Sale of property and equipment                                  --          78,000
     Proceeds from sale of automobile receivables                    --      20,661,173
     Proceeds from redemptions of short term investments      1,284,756          47,706
                                                           ------------    ------------
Net cash provided (used in) by investing activities           1,284,756      20,784,016
                                                           ------------    ------------
Cash flows from financing activities:
     Decrease in borrowings, net                               (642,822)    (51,918,970)
     Decrease in restricted cash                                     --         826,113
                                                           ------------    ------------
Net cash (used in) provided by financing activities            (642,822)    (51,092,857)
                                                           ------------    ------------
Net  decrease in cash                                           (73,590)     (1,403,129)
Cash at beginning of period                                     116,570       2,506,502
                                                           ------------    ------------

Cash at end of period                                      $     42,980    $  1,103,373
                                                           ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           Forward Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in, "Certain Factors That May Affect Future Growth," under Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principal balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through September 30, 1999 has been accrued at the rate of 10%, but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

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

Short-term Investments

      Investments are carried at cost which approximates market value and included:

                                                  September 30,     December 31,
                                                      1999               1998
                                                   ----------        ----------
Common stock and bond funds                        $  873,600         $1,000,009
Money market instruments                              124,159            386,177
Commercial paper                                           --            896,329
                                                   ----------         ----------
                                                   $  997,759         $2,282,515
                                                   ----------         ----------

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the three and nine month periods ended September 30, 1999 and 1998.

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

      As of September 30, 1999, the Company had a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2013 and 2014. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1998.

Note 3 - Liquidity and Capital Resources

      Since its entry into the Non-Prime Automobile industry in December 1995 and until it ceased the operations of its non-prime automobile business during 1998, the Company funded its operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

      In October 1996, the Company issued $36.3 million of securitized notes backed by $40.3 million of automobile receivables to a group of institutional investors in a private placement transaction. These notes were issued in two classes, $ 34.3 million of 6.53% Class "A" notes rated, at the time of issuance, "AAA" by Standard & Poor's Rating Group and "Aaa" by Moody's Investors Service and $ 2.0 million of 11.31% Class "B" notes rated, at the time of issuance, "BB" by Standard & Poor's Rating Group. The Class "A" notes were credit enhanced with an insurance policy issued by MBIA Insurance Corporation. The proceeds from the securitization were used to fund Cash Reserve accounts ($5.6 million) and the balance was used to reduce the amount outstanding under the Company's Senior Credit facility. Among other provisions, the notes require the maintenance of certain performance standards with respect to the portfolio of loan contracts securitized and certain overall financial considerations of the Company as a whole, including not realizing a net loss from operations in any two consecutive quarters and maintenance of minimum tangible net worth, as defined, of $7 million. At December 31, 1997 the Company had a tangible deficiency, as defined, of ($200,000) and, accordingly, did not meet the minimum tangible net worth standard. In addition, the Company had experienced a net loss from operations for each of the quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and September 30, 1998. Accordingly, the Company did not meet the interest coverage ratio requirement. In July 1998, the Company sold approximately $7.7 million of these automobile receivables and received proceeds of approximately $6.5 million. These proceeds, as well as available balances in Cash Reserve accounts, were used to redeem the Class A and Class B notes in full.

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

      The Company has outstanding $9.3 million of subordinated debt comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31, 1998. the holders of the Company's $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The principle balance of the New Notes includes accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through September 30, 1999 has been accrued at the rate of 10%, but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      The Company's liquid assets amounted to $1.0 million as of September 30, 1999.

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

Note 4 - Sale of Automobile Receivables

      During the nine months ended September 30, 1998 and in October 1998, the Company sold a total of 8,547 loan contracts with a net principal balance of approximately $66 million of which 4,374 loan contacts and $29.6 million were sold during the three month period ended September 30, 1998 and in October 1998. The proceeds from the sale of these automobile receivables were used to reduce the outstanding debt under the Company's revolving line of credit and to redeem in full the Class A and Class B securitized notes. The Company recognized a loss on these transactions of approximately $3.5 million.

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

Note 6 - Discontinued Operations

      During 1998, the Company discontinued the operation of CLC, its non-prime automobile finance subsidiary. Accordingly, the three and Nine month periods ended September 30, 1998 has been restated to reflect the operating results for CLC as discontinued operations and consists of the following:


                                                  Nine Months       Three Months
                                                     Ended              Ended
                                                        September 30, 1999
                                                 ------------------------------
Revenues                                         $  6,880,341      $    674,936
                                                 ------------      ------------
Expenses:
Interest expense                                    4,337,628           175,917
Operating expenses                                  5,525,418         3,205,816
Depreciation and amortization                         359,382           110,934
Provision for credit losses                         3,938,300               300
Loss on sale of fixed assets                          115,547                --
Loss on sale of automobile receivables              3,541,587         2,506,181
                                                 ------------      ------------
                                                   17,817,862         5,999,148
                                                 ------------      ------------

Net (loss) from discontinued operations          $(10,937,521)     $ (5,324,212)
                                                 ------------      ------------

      On January 29, 1999, the Company's wholly owned subsidiary, CarLoan Co. ("CLC") filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code (the "Bankruptcy Filing"). Since 1995, CLC had operated the Company's non-prime automobile financing business. As of the date of the Bankruptcy Filing, CLC had no assets and liabilities of approximately $57 million, including approximately $56 million of intercompany advances from the Company. Accordingly,. the net liabilities of CLC as of December 31, 1998 have been reclassified as Investment in and advances subsidiary, subject to compromise as they may be affected by the outcome of the Bankruptcy Filing.

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

Results of Operations

Three and Nine Months Ended September 30, 1999 and 1998

Revenues

      Revenues for the three and nine month periods ended September 30, 1999 and 1998 consisted of interest and dividends on short-term investments.

Costs and Expenses

      Interest expense for the three month periods ended September 30, 1999 and 1998 ($235,000 and $35,000, respectively) and the nine month periods ended September 30, 1999 and 1998 ($720,000 and $50,000, respectively) was related to subordinated debt and other bank debt. The increase is directly related to the assumption by the Company of $9,348,000 of subordinated debt pursuant to the debt restructuring plan implemented during the fourth quarter of 1998.

      Operating expenses for the three months ended September 30, 1999 and 1998 ($96,000 and $130,000, respectively) and the nine months ended September 30, 1999 and 1998 ($663,000 and $1,037,000, respectively) consisted primarily of corporate overhead. The decrease is directly related to reduction in corporate staff and the results of the cost reduction plan implemented by the Company.

      Depreciation and amortization expense for the three months ended September 30, 1999 and 1998 ($0 and $20,000, respectively) and for the nine months ended September 30, 1999 and 1998 ($0 and $60,000, respectively) consisted of the depreciation of fixed assets. During the quarter ended June 30, 1999, the Company terminated its lease in Montvale, New Jersey and vacated the premises. According, the remaining net fixed assets were written-off.

      The loss from discontinued operations consists of the operating results of CLC, the Company's non-prime automobile finance subsidiary which was discontinued during 1998.

Loss from Operations

      The loss from continuing operations for the three months ended September 30, 1999 and 1998 was $305,000 and $127,000, respectively, and for the nine months ended September 30, 1999 and 1998 was $1,325,000 and $1,053,000,
respectively. The net loss from operations for the three months ended September 30, 1999 and 1998 was $305,000 and $5,451,000, respectively, and for the nine months ended September 30, 1999 and 1998 was $1,325,000 and $10,288,000,
respectively. The increase in the loss from continuing operations is the direct result of the assumption by the Company of $9,348,000 of subordinated debt pursuant to the debt restructuring plan implemented during the fourth quarter of 1998. There is no income tax benefit for the three and nine month periods ended September 30, 1999 and 1998 since the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note 5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the New Notes through September 30, 1999 has been accrued at the rate of 10%, but not paid. The Company is presently negotiating with representatives of the debt holders in furtherance of its restructuring plan. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

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

Liquidity and Capital Resources

      The Company's cash and short-term investments amounted to $1.1 million as of September 30, 1999.

      The total amount of debt outstanding as of September 30, 1999 and December 31, 1998 was $9.4 million and $10.0 million, respectively. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of September 30, 1999 and December 31, 1998, respectively:

                                       September 30, 1999       December 31,1998
                                                   Weighted             Weighted
                                                   Average               Average
                                       Balance       Rate     Balance     Rate
                                       -----------------------------------------
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

      Inflation and changing prices had no material impact on revenues or the results of operations for the three months ended September 30, 1999.

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

Item 6 (b):      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AUTOINFO, INC.
                                  (Registrant)

                   ------------------------------------------
                            /s/ William I. Wunderlich
                   ------------------------------------------
                              William I. Wunderlich
                   President and Principal Financial Officer

Date: November 11, 1999