Form 10-K405
period 1999-12-31
AUTOINFO INC
filed 2000-04-13
CIK 351017

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                        --------------------------------

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from .............. to ..............

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

                                   PO Box 4383
                             Stamford, CT 06907-0383
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (203) 595-0005

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 13, 2000, 7,756,953 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of April 7, 2000 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0 .25 on that date) was approximately $1,800,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                             Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I    ..................................................................   3
  Item 1. Business..........................................................   3
  Item 2. Properties........................................................   5
  Item 3. Legal Proceedings.................................................   5
  Item 4. Submission of Matters to a Vote of Security Holders...............   5

PART II   ..................................................................   6
  Item 5. Price Range of Common Stock and Related Stockholder Matters.......   7
  Item 6. Selected Consolidated Financial Data..............................   7
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   8
  Item 8. Financial Statements and Supplementary Data.......................  17
  Item 9. Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures.............................................  17

PART III  ..................................................................  18
  Item 10. Directors and Executive Officers.................................  18
  Item 11. Executive Compensation...........................................  19
  Item 12. Security Ownership of Certain Beneficial Owners and Management...  19
  Item 13. Certain Relationships and Related Transactions...................  19

PART IV   ..................................................................  21
  Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.........................................................  21

                      FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Certain Factors That May Affect Future Growth" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

Item 1: BUSINESS

                                     General

      During 1998, we ceased to operate as an automobile finance company. On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.

      During 1999, we negotiated the termination of our executive lease in Montvale, New Jersey and relocated to temporary space in Stamford, Connecticut as part of our continuing effort to reduce operating expenses and preserve corporate capital. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and remaining subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

      Accordingly, on February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that we will file. A hearing to consider our amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that our reorganization plan will be confirmed by the court. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      Assuming confirmation of the Plan, we anticipate having cash and short-term investments of approximately $500,000 and no debt. In contemplation of confirmation, we are continuing our efforts to identify new business opportunities in furtherance of our plan to rebuild the Company and create shareholder value.

      The accompanying financial statements have been prepared assuming the we will continue as a going concern. The foregoing factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Accordingly, the carrying amounts of our assets and liabilities do not purport to represent realizable or settlement amounts.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      The following factors may affect our future growth and should be considered by any prospective purchaser of our securities:

      Negative net worth; Losses; Independent auditors' comments regarding company's ability to continue as a going concern. At December 31, 1999, we had a negative net worth of $9,658,262. We also experienced approximately $1 million, $10 million and $11 million of losses, respectively, during the years ended December 31,1999, 1998 and 1997. Further, the reports of our independent auditors in connection with our financial statements at December 31, 1999 and 1998 contain an additional paragraph regarding our ability to continue as a going concern. Among the factors cited by the independent auditors as to our ability to continue as a going concern are that we have suffered recurring losses, ceased operating as an automobile finance company, filed for bankruptcy protection for one of our subsidiaries under Chapter 7 of the United States Bankruptcy Code and filed a disclosure statement and reorganization plan pursuant to Chapter 11 of the United States Bankruptcy Code. We have reduced operating expenses and are exploring acquisition, investment and merger opportunities. However, no assurance can be given that we will not continue to incur operating losses or that we will be able to continue operations as a going concern.

      Disclosure statement and reorganization plan pursuant to Chapter 11 of the United States Bankruptcy Code. On February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that we will file. A hearing to consider our amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that our reorganization plan will be confirmed by the court and that we will emerge from Chapter 11.

      Limited resources; No present source of revenues. At December 31, 1999 and March 1, 2000, we had cash and cash equivalents of approximately $1.0 million and $800,000, respectively. We have no current source of revenue and will not achieve any revenues (other than investment income) until the consummation of a business transaction, if ever. Moreover, there can be no assurance that any transaction, if achieved, will result in material revenues from operations or result in our operating on a profitable basis.

      Additional financing requirements. Our continued operations will depend upon revenues, if any, from operations to be acquired and the availability of equity or debt financing. We have no commitments for any acquisitions or additional financing. Further, there can be no assurance that we will be able to generate levels of revenues and cash flows sufficient from any acquisition to fund operations or that we will be able to obtain additional financing on satisfactory terms, if at all, to achieve profitable operations.

      Net operating loss carryforward. At December 31, 1999, the Company had approximately $27 million in available Federal net operating losses for Federal tax reporting purposes which may be carried forward to offset future years taxable income subject to certain limitations. The utilization of net operating loss carryforwards may be limited by shareholder changes including our possible issuance of additional shares in one or more financings or other transactions.

      "Blind pool"; Broad discretion of management. Prospective investors who invest in our common stock will do so without an opportunity to evaluate the specific merits or risks of any proposed transactions. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the application of our working capital and the selection of an acquisition or investment target. There can be no assurance that any determinations ultimately made will result in our achieving profitable operations.

      Acquisition risks. As part of our business strategy, we will evaluate merger and acquisition opportunities. Such transactions involve numerous risks, including difficulties in the assimilation of the operations and products or services of the participant companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products or services and the potential loss of key employees. There can be no assurance that we will successfully identify, complete or integrate any future transaction, or that a transaction, if completed, will contribute favorably to our operations and future financial condition.

      Dependence upon executive officer and board of directors. Our ability to successfully effect a transaction will be largely dependent upon the efforts of our management and board of directors. No assurance can be given that we will be successful in consummating a transaction and achieving profitability.

      Limited trading market. During 1998, our common stock was delisted from the Nasdaq SmallCap market for failure to comply with the minimum listing maintenance requirements. As a result thereof, our common stock is traded on the OTC Bulletin Board of the National Association of Security Dealers, Inc. and there is a limited trading market. No assurances can be given that our common stock will continue to trade on the OTC Bulletin Board or that an orderly trading market will be maintained for our common stock.

                       Patents, Trademarks and Copyrights

      "AUTOINFO" is a registered trademark and service mark of the Company.

                                    Employees

      We currently have one full-time employee who is not represented by a labor union.

Item 2: PROPERTIES

      We occupy temporary space in Stamford, CT. on a month to month basis.

Item 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     Part II

Item 5. PRICE RANGE OF COMMON STOCK

      During 1998, our common stock was delisted from the Nasdaq National Market System due to our failure to meet Nasdaq's continued listing maintenance requirements. Our common stock is currently traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol AUTO. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

Year Ended December 31, 1999                                High       Low
-----------------------------------------------            --------   --------

First quarter                                               $  0.07    $  0.04
Second quarter                                                0.125       0.04
Third quarter                                                  0.07       0.04
Fourth quarter                                                 0.18       0.03


Year Ended December 31, 1998                                High       Low
-----------------------------------------------            --------   --------

First quarter                                               $ 0.625    $ 0.125
Second quarter                                               0.4375     0.1875
Third quarter                                                  0.15       0.02
Fourth quarter                                               0.0625       0.02

      As of April 7, 2000, the closing bid price per share for our common stock, as reported by NASDAQ was $ 0.25. As of April 7, 2000, we had approximately 1,750 stockholders of record.

Dividend Policy

      We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected consolidated financial data. Due to the deteriorating environment for non-prime automobile finance companies, beginning in 1997 we, among other actions, restructured operations, sold assets, and reduced costs and, subsequently eventually withdrew from the non-prime automobile finance business. In January 1999, our wholly-owned subsidiary filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code and in February 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of the United States Bankruptcy Code. Currently, we are in the process of exploring new business opportunities. Accordingly, the following financial data arises from operations all of which have been discontinued and should be read as representing our discontinued operations.

000's omitted, except for per share data                                                       Seven months
                                                                Year ended                        ended
                                                               December 31,                    December 31,
                                              --------------------------------------------    --------------
                                                1999        1998        1997        1996           1995
                                              --------    --------    --------    --------      ----------
Statement of Discontinued
 Operations Data:
------------------------------------------

Revenues                                      $     96    $  7,004    $ 19,846    $ 13,185      $   2,765

Operating expenses                              (1,885)    (13,714)    (19,089)    (12,092)        (1,973)
Provision for credit losses                         --      (3,942)    (12,456)     (5,251)            --
Write-off of goodwill and
     other intangibles                              --          --      (2,542)         --             --
Restructuring charges                             (204)     (2,972)       (867)         --             --
Investment in and advances to subsidiary           742          --          --          --             --
Unusual item -- impairment of long-lived
     assets and additional credit losses on
     acquired automobile receivables                --          --          --     (19,293)            --
                                              --------    --------    --------    --------      ---------

(Loss) income from operations before tax
     benefit                                    (1,251)    (13,624)    (15,108)    (23,451)           792
Benefit from income taxes                         (142)         --      (3,986)     (4,352)           (37)
                                              --------    --------    --------    --------      ---------

(Loss) income from operations before
     extraordinary item                         (1,109)    (13,624)    (11,122)    (19,099)           829

Extraordinary item -- gain on debt
     extinguishments                                --       3,689          --          --             --
                                              --------    --------    --------    --------      ---------

Net (loss) income                             $ (1,109)   $ (9,935)   $(11,122)   $(19,099)     $     829
                                              --------    --------    --------    --------      ---------

Basic (loss) income per share (a)
     From operations                          $   (.14)   $  (1.71)   $  (1.39)   $  (2.41)     $     .11
     From extraordinary item                        --         .46          --          --             --
                                              --------    --------    --------    --------      ---------
Net (loss) income per share                   $   (.14)   $  (1.25)   $  (1.39)   $  (2.41)     $     .11
                                              --------    --------    --------    --------      ---------

Diluted (loss) income per share (a)
     From operations                          $   (.14)   $  (1.71)   $  (1.39)   $  (2.41)          (.11)
     From extraordinary item                        --         .46          --          --             --
                                              --------    --------    --------    --------      ---------
Net (loss) income per share                   $   (.14)   $  (1.25)   $  (1.39)   $  (2.41)     $     .11
                                              --------    --------    --------    --------      ---------

000's omitted, except for per                                    As at December 31,
share data
                                              ---------------------------------------------------------
                                                1999        1998        1997        1996         1995
------------------------------------------    --------    --------   ---------    --------    ---------
Balance Sheet Data:
------------------------------------------

Net automobile receivables after              $     --    $     --    $ 78,481    $ 45,814    $  25,074
     allowance for credit losses
Cash and short term investments                    984       2,399       4,749       8,698       24,871
Total assets                                     1,000       2,752      96,614      74,451       65,795
Total debt                                       9,394      10,038      93,190      60,405       32,746
Retained earnings (deficit)                    (27,236)    (26,127)    (16,192)     (5,071)      14,029
Stockholders' equity                            (9,658)     (8,564)      1,311      12,327       31,018

a) The common stock equivalents for the years ended December 31, 1999, 1998, 1997 and 1996 were 744,905, 20,899, 61,864 and 16,875. The common stock equivalents for these shares were not included in the calculation of diluted
(loss) per common share because the effect would be antidilutive.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

      Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 4 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this report.

Overview

      In December 1995, we acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialty financial services company for $5,125,000 in cash and the assumption of liabilities and debt approximating $34,000,000. As a result, we became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers. In July 1996, we commenced operations of our northeast regional center in Norwalk, Connecticut to provide a complete range of services to dealers in the Northeast.

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

      We experienced material operating losses during 1996, 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the our financial condition, we determined to discontinue the operation of our non-prime automotive finance business.

      As a result of these factors, we were unable to maintain adequate levels of net worth to satisfy the loan covenant requirement under our warehouse facility agreement and similar covenants pursuant to securitized notes issued in October 1996. As of December 31, 1997, our warehouse lender was no longer funding the acquisition of non-prime automobile receivables we generated. Accordingly among other actions, we restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under our warehouse line. Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized our securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1997, we closed our northeast regional center in Norwalk, Connecticut.

      During the fourth quarter of 1998, we sold all remaining repossessed vehicles, closed our Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under our warehouse facility and with our subordinated note holders. After the sale of all of our automobile receivables, we owed the warehouse lender approximately $4.5 million which agreed to a reduction of $2.25 million and we paid the remaining balance of approximately $2.3 million in cash. We also granted the warehouse lender a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of our $8.2 million of 12% subordinated notes, due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include the capitalization of interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at our option at the rate of 10% if paid in cash and 12% if paid in our common shares. In addition, representatives of these note holders have designated three members of our board of directors, one of whom subsequently resigned.

      On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. CLC's carrying amount in the December 31, 1998 consolidated financial statements has been written off in 1999 as a result of the bankruptcy filing.

      During 1999, we continued to reduce operating overhead by negotiating the termination of its lease in Montvale, New Jersey and vacating the premises.

      On February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that we will file. A hearing to consider our amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that our reorganization plan will be confirmed by the court.

      We are in the process of identifying new business opportunities in furtherance of our rebuilding plan in our continuing effort to create shareholder value. The foregoing factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Accordingly, the carrying amounts of our assets and liabilities do not purport to represent realizable or settlement amounts.

Results of Operations

For the Year Ended December 31, 1999

Revenues

      Investment income consisting of interest and dividends on short-term investments totaled $96,000 for the year ended December 31, 1999 as compared with $132,000 in the prior year period. The decrease of $36,000 is directly related to the decrease in cash and short-term investments. Interest and other finance revenue of $6,809,000 and long distance telephone services revenue of $63,000 for the year ended December 31, 1998 related to businesses discontinued.

Costs and Expenses

      Interest expense totaled $954,000 for the year ended December 31, 1999 as compared with $4,685,000 in the prior year period. The decrease of $3,371,000 relates directly to the discontinuance of our non-prime auto finance business.

      Operating expenses totaled $785,000 for the year ended December 31, 1999 as compared with $5,050,000 in the prior year period. The decrease of $4,265,000 relates directly to the discontinuance of our non-prime auto finance business as well as other reductions in corporate overhead.

      Depreciation and amortization expense totaled $19,000 for the year ended December 31, 1999 as compared with $438,000 in the prior year period. The decrease of $419,000 relates directly to the discontinuance of our non-prime auto finance business as well as other reductions in corporate overhead. During the quarter ended June 30, 1999, we terminated our lease in Montvale, New Jersey and vacated the premises. Accordingly, the remaining net fixed assets were written-off.

      Restructuring charges totaling $204,000 relate primarily to the termination of the lease in Montvale, New Jersey and vacating the premises. Accordingly, the remaining net fixed assets were written-off. Restructuring charges of $2,972,000 for the year ended December 31, 1998 related directly to the discontinuance of our non-prime auto finance business.

      Investment in and advances to subsidiary of $742,000 represent the write-off of the net liabilities of our non-prime automobile subsidiary as of December 31, 1999. On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.. The carrying amount of CLC's net liabilities as of December 31, 1998 amounted to $742,000 and was classified as Investment in and advances to subsidiary. At the time of filing, CLC had no assets. As of March 2000, counsel for the Trustee has indicated that no distribution to creditors is contemplated and that the proceedings should be concluded within sixty to ninety days with all liabilities compromised. Accordingly, the investment in and advances to subsidiary has been written off to operations as of December 31, 1999.

      Loss on disposition of securities of $46,000 for the year ended December 31, 1999 represents the loss on disposition of securities recognized on the specific identification method in the period in which they occur.

      Unrealized holding loss of $80,000 for the year ended December 31, 1999 represents losses on trading securities based upon the fair market value as of the balance sheet date.

Income tax benefit

      Income tax benefit for the year ended December 31, 1999 totaling $142,000 is the result of an audit by the Internal Revenue Service of our tax returns for the years ended May 31, 1993 through 1998.

Extraordinary Item - Gain on Debt Extinguishments

      The gain on debt extinguishment for the year ended December 31, 1998 totaling $3,689,000 consists of $1,703,000 from the extinguishment of our $2 million of 7.55% subordinated notes, in exchange for two off-balance sheet assets and its long distance telephone service business and $1,986,000 as the result of a discount granted by our warehouse lender in final settlement of amounts outstanding under our warehouse facility. The two off-balance sheet assets consisted a preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. Our preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

Net Loss from Discontinued Operations

      Net loss from discontinued operations totaled ($1,109,000) for the year ended December 31, 1999 as compared with ($9,935,000) in the prior year period. The decrease is related directly to the discontinuance of our non-prime auto finance business offset by the gain on debt extinguishments of $3,689,000 for the year ended December 31, 1998.

For the Year Ended December 31, 1998

Revenues

      Revenues for the year ended December 31, 1998 totaled $7,004,000 as compared with $19,846,000 in the prior year. Revenues from the non-prime automobile finance business decreased to $6,809,000 from $19,099,000 in the prior year. This decrease of $12,842,000 is directly related to the sale of portfolio assets and the ceasing to operate as a non-prime automobile finance company. Investment income decreased to $132,000 from $433,000 in the prior year. This decrease is the direct result of the reduction in short-term investments utilized to repay senior indebtedness and fund operations. Revenues from our long distance services business decreased to $63,000 from $315,000 in the prior year. This decrease of $252,000 is the result of the sale of this business in settlement of outstanding indebtedness in April 1998.

Costs and Expenses

      Interest expense for the year ended December 31, 1998 was $4,685,000 as compared to $8,146,000 in the prior year. Interest expenses was primarily related to the non-prime automobile financing business and the debt outstanding under our senior credit facilities, securitized notes and subordinated and other debt. The senior credit facility and the securitized notes were repaid during 1998, primarily as a result of the collection of customer accounts in the ordinary course of business and the sale of automobile receivables. The decrease in interest expense of $3,461,000 is directly related to the sale of portfolio assets and the ceasing to operate as a non-prime automobile finance company.

      Operating expenses for the year ended December 31, 1998 were $5,050,000 as compared to $10,235,000 in the prior year. The decrease in operating expenses of $5,185,000 is directly related to the sale of portfolio assets and the ceasing to operate as an non-prime automobile finance company.

      Depreciation and amortization expense for the year ended December 31, 1998 was $438,000 as compared to $708,000 in the prior year. The decrease in depreciation and amortization expense of $270,000 is related to the closing of our northeast operating center (November 1997) and Mid-Atlantic operating center (December 1998) and the related sale and write off of property and equipment.

      We sold approximately $66 million of automobile receivables resulting in a loss of $3,542,000.

      The provision for credit losses for the year ended December 31, 1998 was $3,942,000 as compared to $12,456,000 in the prior year, a decrease of $8,514,000. This provision is the result of our recording additional credit losses based upon an increase in delinquency rates, the higher than anticipated level of repossessions and the poor performance of loans originated by specific independent automobile dealers.

      Restructuring charges for the year ended December 31, 1998 consists primarily of costs related to the ceasing to operate as a non-prime automobile finance company. The restructuring charge for the year ended December 31, 1997 of $867,000, which includes severance and other operating costs as well as the write-off of certain assets in its Connecticut operating center, is the result of our decision to consolidate operations in its Norfolk, Virginia operating center during the fourth quarter.

Extraordinary Item - Gain on Debt Extinguishments

      The gain on debt settlement consists of $1,703,000 from the extinguishment of the Company's $2 million of 7.55% subordinated notes, in exchange for two off-balance sheet assets and its long distance telephone service business and $1,986,000 as the result of a discount granted by our warehouse lender in final settlement of amounts outstanding under our warehouse facility. The two off-balance sheet assets consisted of a preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. Our preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

For the Year Ended December 31, 1997

Revenues

      Revenues for the year ended December 31, 1997 totaled $19,846,000 as compared with $13,185,000 in the prior year. Revenues from the non-prime automobile finance business increased to $19,099,000 from $11,789,000 in the prior year. This increase of $7,310,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by us which increased from $62,000,000 as of December 31, 1996 to $97,000,000 as of December 31, 1997.
Investment income decreased to $433,000 from $884,000 in the prior year. This decrease is the direct result of the reduction in short-term investments utilized to fund the growth of our automobile receivables portfolio and operations. Revenues from our long distance services business decreased to $315,000 from $512,000 in the prior year. This decrease of $197,000 is the result of the loss of customers to competing long distance carriers.

Net Interest Income on Automobile Receivables

      Our principal revenue source was the net interest income, or net spread, earned on its automobile receivables. This net spread is the differential between interest income received on loans receivable and the interest expense on related loans payable. The following table summarizes the pertinent data on our automobile receivables portfolio as of and for the year ended December 31, 1997:

                                                                        1997
                                                                    -----------

Average loans receivable                                            $88,128,000
                                                                    -----------
Average debt                                                         81,200,000
                                                                    -----------

Interest revenue                                                    $17,269,000
Interest expense                                                      7,988,000
                                                                    -----------
Net interest income                                                 $ 9,281,000
                                                                    -----------

Yield on loans                                                             19.6%
Cost of funds                                                               9.8%
                                                                    -----------
Net interest spread                                                         9.8%
                                                                    -----------

Net interest margin (1)                                                    10.5%
                                                                    -----------

      (1) Net interest margin is net interest income divided by average loans outstanding.

      The increase in average loans receivable and average debt and the corresponding increase in interest revenue and interest expense was directly related to the growth in our non-prime automobile business. The decline in yield on loans is the result of the growth of our portfolio in states with lower interest rate caps as well as the allocation of a portion of unearned future interest to reserves at the date of loan acquisition.

Costs and Expenses

      Interest expense for the year ended December 31, 1997 was $8,146,000 as compared to $3,990,000 in the prior year. Interest expenses was primarily related to the non-prime automobile financing business and the debt outstanding under our senior credit facilities ($67.9 million as of December 31, 1997), securitized notes ($14.1 million as of December 31, 1997) and subordinated and other debt ($11.2 million as of December 31, 1997). The increase in interest expense of $4,156,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by us.

      Operating expenses for the year ended December 31, 1997 were $10,235,000 as compared to $6,913,000 in the prior year. The increase in operating expenses of $3,322,000 is directly related to the growth of the automobile receivables portfolio acquired and serviced by us.

      Depreciation and amortization expense for the year ended December 31, 1997 was $708,000 as compared to $1,189,000 in the prior year and was primarily attributable to the amortization of goodwill and other intangible assets associated with the acquisition of FFC in December 1995. The decrease in depreciation and amortization expense of $481,000 is related to the reduction in amortization ($784,000) due to the write off of $11,193,000 of this goodwill as of December 31, 1996 offset by an increase in depreciation ($303,000) related to the expansion of our northeast regional office and relocation of corporate headquarters.

      The provision for credit losses for the year ended December 31, 1997 was $12,456,000 as compared to $5,251,000 in the prior year, an increase of $7,205,000. This provision is the result of our recording additional credit losses based upon an increase in delinquency rates, the higher than anticipated level of repossessions and the poor performance of loans originated by specific independent automobile dealers.

      The restructuring charge for the year ended December 31, 1997 of $867,000, which includes severance and other operating costs as well as the write-off of certain assets in its Connecticut operating center, is the result of our decision to consolidate operations in its Norfolk, Virginia operating center during the fourth quarter.

Loss from Operations and Income Tax Benefit

      The loss from operations before income tax benefit was $15,108,000 as compared to a loss of $23,452,000 in the prior year. This loss is primarily attributable to the provision for credit losses ($12.5 million). The decrease in the loss from operations of $8,344,000 is directly related to the write-off of goodwill and other intangible assets ($11.2 million) and the additional provision for credit losses on the acquired portfolio ($8.1 million) for the year ended December 31, 1996.

      For the fiscal years ended May 31, 1995, 1994 and 1993, we incurred and paid federal tax liabilities of $7,005,000, $873,000 and $783,000, respectively. As a result of tax losses incurred, we recorded an income tax benefit of $3,986,000 for the year ended December 31, 1997 and $4,352,000 for the year ended December 31, 1996. The current year benefit consists of a carryback claim of $575,000 filed and received for the tax year ended May 31, 1997 and an anticipated carryback claim of $3,411,000. The income tax benefit of $4,352,000 for the year ended December 31, 1996 was received in 1997.

Automobile Receivables

      The following table provides information regarding our allowance for credit losses as of December 31, 1997:

                                                                        1997
                                                                   ------------
Allowance for credit losses                                        $ 19,000,000
Percentage of outstanding automobile receivables                           19.5%

      The following table summarizes our delinquent accounts that were more than 60 days delinquent as of December 31, 1997:

                                                                      1997
                                                            ------------------
                                                               Amount       %
                                                            -----------   ----
60 to 89 days delinquent                                    $ 3,199,000    2.5%
90 days or more delinquent                                    6,992,000    5.6%
                                                            -----------    ---

Total delinquent loans                                      $10,191,000    8.1%
                                                            -----------    ---

Trends and Uncertainties

      We have no remaining automobile receivables and has ceased to operate as an automobile finance company. We are in the process of identifying new business opportunities in furtherance of our plan to rebuild the company and create shareholder value. No assurances can be given, however, that we will successfully consummate any transaction, or if consummated, that such transaction will enhance shareholder value. As a result, there is substantial doubt about our ability to continue as a going concern.

      During 1998, we ceased to operate as an automobile finance company. On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.

      During 1999, we negotiated the termination of our lease in Montvale, New Jersey and relocated to temporary space in Stamford, Connecticut as part of our continuing effort to reduce operating expenses and preserve corporate capital. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by the negative net worth and remaining subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return us to an operating status and create value.

      Accordingly, on February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that we will file. A hearing to consider our amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that our reorganization plan will be confirmed by the court. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

      Since our entry into the non-prime automobile industry in December 1995 and until we ceased the operations of our non-prime automobile business during 1998, we funded our operations with payments received from automobile receivables, borrowings under senior credit facilities and the issuance of asset backed secured notes.

      At December 31, 1999, we had outstanding $9.3 million of subordinated debt outstanding comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. in December 1995, plus accrued interest of $1.1 million through December 31,1998.

      At December 31, 1999, we had liquid assets amounted to $1.0 million.

      The total amount of debt outstanding as of December 31, 1999 and 1998 was $9.4 million and $10.0 million, respectively. This following table presents our debt instruments and weighted average interest rates on such instruments as of December 31, 1999 and 1998, respectively:

                                       1999                      1998
                                       ----                      ----
                                           Weighted                  Weighted
                                            Average                   Average
                               Balance       Rate        Balance       Rate
                               ----------------------------------------------
Subordinated debt               $9.35        12.0%        $9.35        12.0%
Other debt                      $0.05        7.75         $0.65        7.75

      The accompanying financial statements have been prepared assuming we will continue as a going concern. We have no remaining automobile receivables and have ceased to operate as an automobile finance company. On February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that we will file. A hearing to consider our amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that our reorganization plan will be confirmed by the court. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      Inflation and changing prices had no material impact on revenues or the results of operations for the year ended December 31, 1999.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    Part III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is information with respect to our Directors and Executive
Officers:

      JASON BACHER, age 61, has been a director since our inception in 1976. From our inception in 1976 through March 29, 1995, Mr. Bacher was our chairman of the board and the chief executive officer. Mr. Bacher has been associated with the automobile salvage industry since 1961 as a principal of Bacher Tire Company, Inc., an automobile recycler located in the New York metropolitan area. In connection with the sale of a principal portion of our business to ADP Claims Solutions on April 1, 1995, Mr. Bacher joined ADP Claims Solutions and was an employee of ADP through March 1998, when he retired.

      PETER C. EINSELEN, age 60, has been a director since January 1999. Mr. Einselen served as senior vice president and a member of the board of Andersen & Strudwick, a brokerage firm from 1990 to 1998. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      HOWARD NUSBAUM, age 52, has been a director since our inception in 1976. Mr. Nusbaum, who earned a B.A. degree from Brooklyn College, has been a consultant to the automobile recycling industry since 1976. Mr. Nusbaum is presently President of SWZ Engineering, Inc.

      THOMAS C. ROBERTSON, age 55, has been a director since January 1999. Mr. Robertson has been president, chief financial officer and a Director of Andersen & Strudwick, a brokerage firm since 1988. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

      WILLIAM WUNDERLICH, age 52, joined us in October 1992 as our vice president - finance, became chief financial officer in January 1993 and president in January 1999. From 1990 to 1992, he served as vice president of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as executive vice president, chief financial officer and a director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

      SCOTT ZECHER, age 41, joined us in January 1984 and has been a director since 1989. He was our president from January 1993 through December 1998 and its chief executive officer from October 1996 through December 1998. Prior to becoming president and chief executive officer, he held the position of executive vice president and chief financial officer. From 1980 to 1984, he was with the accounting firm of KPMG Peat Marwick. Mr. Zecher has been chief operating officer of the Kuschner Companies since January 1999. Mr. Zecher is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

Option Grants during the year ended December 31, 1999

      In November 1999, our Compensation Committee granted performance based options to William Wunderlich, our president and chief financial officer under the 1997 Plan. Pursuant to the grant, Mr. Wunderlich received options to purchase 500,000 shares of common stock at an exercise price of $0.10. On the date of grant, the fair market value of the Common Stock was $ 0.03. The vesting of these shares is based upon the completion of a transaction resulting in the company having an operating business.

Aggregate Year-End Option Values

      Shown below is information with respect to unexercised options granted under the Option Plans to the Named Executives and held by them at December 31, 1999. No options were exercised by the Named Executives during 1999.

                       Number of Unexercised Options    Values of Unexercised In-the-Money
                                     at                             Options at
                                  12/31/99                         12/31/99 (1)
                                  --------                         ------------
        Name             Exercisable/Unexercisable          Exercisable/Unexercisable
        ----             -------------------------          -------------------------

William Wunderlich          305,000 / 590,000                      $0 / $0

(1) Based on the closing price as quoted on the OTC Bulletin Board on December 31, 1999.

Director Compensation

      During 1998, we paid a director's fee of $750 for each meeting attended by a non-employee director. Commencing in January 1999, we ceased paying director's fees.

Item 11: EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 1999, 1998 and 1997, information concerning compensation paid for services awarded to, earned or paid to our chief executive officer. No other executive officer received compensation in excess of $100,000 during 1999.

                                                                 Long-Term
                                        Annual Compensation     Compensation     All Other
Name and Principal Position   Year     Salary         Bonus       Options     Compensation (1)
---------------------------   ----     ------         -----       -------     ----------------

William Wunderlich            1999    $150,000            --         --            $4,575
   President and              1998    $150,000            --         --            $4,575
   Chief Financial Officer    1997    $142,500       $ 7,500         --            $4,575

(1) Represents amount contributed to the Company's 401(k) deferred compensation plan..

Employment Agreements

      Mr. Wunderlich is employed by us pursuant to an employment agreement which expires in September 2001. This agreement provides for minimum annual compensation of $150,000 and provides for an annual review by the board of directors.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 13, 2000, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

       Name of                        Shares of Common Stock         Percentage
   Beneficial Owner                   Beneficially Owned (1)        Of Ownership
   ----------------                   ----------------------        ------------

(i) Directors
Jason Bacher                                288,272 (2)                 3.7% (3)
Howard Nusbaum                              146,154                     1.9%
Scott Zecher                                 75,872                     1.0%

Thomas C. Robertson                          10,000                        *
Peter C. Einselen                             --                          --

All executive officers and
directors as a group (6 persons)            845,298 (4)                10.4% (4)

(ii) 5% Stockholders

       None

----------
*     Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.
(2)   Includes 100,000 shares subject to currently exercisable options.
(3) Assumes that all currently exercisable options or warrants owned by this individual have been exercised.
(4) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

                                     Part IV

Item 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

      Exhibits

      No. 3A     Certificate of Incorporation of the Company. (1)

      No. 3B     Amended and Restated By-Laws of the Company. (6)

      No. 4A     Specimen Stock Certificate. (2)

      No. 4B Rights Agreement, dated as of March 30, 1995 between AutoInfo, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (3)

      No. 10B    1986 Stock Option Plan. (1)

      No. 10C    1989 Stock Option Plan. (3)

      No. 10D    1992 Stock Option Plan. (5)

      No. 10E    1997 Stock Option Plan. (8)

      No. 10F    1997 Non-Employee Stock Option Plan. (8)

      No. 10G    1999 Stock Option Plan. *

      No. 10G Employment Agreement between AutoInfo, Inc. and William Wunderlich dated as of April 10, 1997. (8)

      No. 10H Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated November 4, 1998. (9)

      No. 10I Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated October 1, 1999. *

      No. 10I Common Stock Purchase Warrant Agreement and Registration Rights Agreement, each dated as of December 10, 1996, between AutoInfo, Inc. and CS First Boston Mortgage Capital Corp. (7)

      No. 10J    Form of Amended Junior Subordinated Promissory Note. (9)

      No. 10K    Form of Amended Senior Subordinated Promissory Note. (9)

      No. 10L Form of Exchange Agreement between the Corporation and holders of its Senior Subordinated Notes and Junior Subordinated Notes, dated December 7, 1998. (9)

      No. 10M Amendment and Forbearance Agreement between Credit Suisse First Boston Mortgage Capital, LLC and AutoInfo, Inc., dated December 10, 1998. (9)

      No. 10N Common Stock Purchase Warrant Agreement dated December 10, 1998 between AutoInfo, Inc. and Credit Suisse First Boston Mortgage Capital, LLC. (9)

      No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent public accountants. *

      No. 23B Consent of Arthur Andersen LLP, independent public accountants. *

      No. 27     Financial Data Schedule. *

-------

*Filed as an Exhibit hereto.

(1) This Exhibits were filed as Exhibits to our definitive proxy statement dated October 20, 1986 and incorporated herein by reference.

(2) This Exhibits were filed as Exhibits to our Registration Statement on Form S-1 (File No. 33-15465) and are incorporated herein by reference.

(3) This Exhibit was filed as an Exhibit to our Registration Statement on Form 8-A filed April 13, 1995, and is incorporated herein by reference.

(4) This Exhibit was filed as an Exhibit to our definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.

(5) This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.

(6) This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.

(7) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.

(8) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(9) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                               F-2 & F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998           F-4

Consolidated Statements of Discontinued Operations for the Years
      Ended December 31, 1999, 1998 and 1997                           F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997                                 F-6

Consolidated Statements of Cash Flows from Discontinued Operations
      for the Years Ended December 31, 1999, 1998 and 1997             F-7

Notes to Consolidated Financial Statements                             F-8

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders
AutoInfo, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheet of AutoInfo, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of discontinued operations and cash flows from discontinued operations for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1999 and the results of their discontinued operations and their cash flows from discontinued operations for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, in 1998, due to recurring losses, the Company ceased to operate as an automobile finance company and on January 29, 1999, the Company's wholly-owned auto finance subsidiary filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. Further, as discussed in Note 11, on February 2, 2000, the Company filed a disclosure statement and reorganization plan under Chapter 11 of the United States Bankruptcy Code. The Company has no current source of operating revenues and will not achieve any material revenues until consummation of a business transaction, if any. The Company's continued operations will depend upon revenues, if any, from operations to be acquired and the availability of equity or debt financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters also are discussed in Business, Note 1. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                   Dworken, Hillman, LaMorte & Sterczala, P.C.

March 7, 2000, except for Note 11, as to which the date is April 6, 2000. Bridgeport, Connecticut

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of AutoInfo, Inc:

We have audited the accompanying consolidated balance sheet of AutoInfo, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, losses incurred by the Company have had a significant adverse impact on the Company's financial position and results of operations and, as a result, the Company has ceased to operate as an automobile finance company. Additionally, as discussed in Note 1, on January 29, 1999, the Company's wholly-owned subsidiary and operator of the Company's automobile finance business filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                           ARTHUR ANDERSEN LLP

New York, New York
March 26, 1999

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                        ASSETS
                                                                      1999            1998
                                                                  ------------    ------------

Cash                                                              $    584,949    $    116,570
Short-term investments (Note 3)                                        399,000       2,282,515
Fixed assets, net of accumulated depreciation of $258,397 as of
   December 31, 1998                                                        --         250,887
Other assets                                                            16,520         101,929
                                                                  ------------    ------------

                                                                  $  1,000,469    $  2,751,901
                                                                  ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities subject to compromise (See Note 11)
   Subordinated notes and other debt (Note 5)                     $  9,393,572    $ 10,038,028
   Accounts payable and accrued liabilities                          1,265,159       1,278,260
                                                                  ------------    ------------

Total Liabilities                                                   10,658,731      11,316,288
                                                                  ------------    ------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit)
  Common Stock - authorized 20,000,000 shares $.01
    par value; issued and outstanding 7,756,953 at
    December 31, 1999 and 1998                                          77,570          77,570
  Additional paid-in capital                                        17,772,431      17,772,431
  Deferred compensation under stock
     bonus plan (Note 8)                                              (271,889)       (287,097)
  Retained Earnings (deficit)                                      (27,236,374)    (26,127,291)
                                                                  ------------    ------------

  Total stockholders' equity (deficit)                              (9,658,262)     (8,564,387)
                                                                  ------------    ------------

                                                                  $  1,000,469    $  2,751,901
                                                                  ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                               Years Ended
                                                                               December 31,

REVENUES                                                           1999            1998            1997
                                                                ------------    ------------    ------------
Interest and other finance revenue                              $         --    $  6,809,440    $ 19,098,602
Investment income                                                     95,734         131,959         432,986
Long distance telephone services                                          --          63,099         314,643
                                                                ------------    ------------    ------------

Total revenues                                                        95,734      7 ,004,498      19,846,231
                                                                ------------    ------------    ------------

COSTS AND  EXPENSES

   Interest expense                                                  954,101       4,684,934       8,145,959
   Operating expenses                                                784,770       5,049,621      10,234,902
   Depreciation and amortization                                      19,266         438,282         708,248
   Restructuring charges (Note 2)                                    204,459       2,972,170         867,141
   Investment in and advances to subsidiary  (Note 4)               (741,679)             --              --
   Loss on disposition of securities (Note 3)                         45,632              --              --
   Unrealized holding losses  (Note 3)                                79,800              --              --
   Loss on sale of automobile receivables                                 --       3,541,586              --
   Write off of goodwill and other intangibles                            --              --       2,541,438
   Provision for credit losses                                            --       3,941,528      12,456,124
                                                                ------------    ------------    ------------
                                                                   1,346,349      20,628,121      34,953,812
                                                                ------------    ------------    ------------

(Loss) from discontinued operations                               (1,250,615)    (13,623,623)    (15,107,581)
Income tax benefit (Note 6)                                         (141,532)             --      (3,985,977)
                                                                ------------    ------------    ------------

(Loss) from discontinued operations before extraordinary item     (1,109,083)    (13,623,623)    (11,121,604)

Extraordinary item - gain on debt extinguishments (Note 5)                --       3,688,650              --
                                                                ------------    ------------    ------------

Net (loss) from discontinued operations                         $ (1,109,083)   $ (9,934,973)   $(11,121,604)
                                                                ============    ============    ============

Basic and diluted per share data
  (Loss) from discontinued operations                                ($  .14)        ($ 1.71)        ($ 1.39)
  Extraordinary item                                                      --             .46              --
                                                                ------------    ------------    ------------

Net (loss) per share from discontinued operations                     ($ .14)        ($ 1.25)        ($ 1.39)
                                                                ============    ============    ============

Weighted average number of common and
   Common equivalent shares                                        7,756,953       7,959,860       8,009,097
                                                                ------------    ------------    ------------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 Shares of                                            Deferred
                                  Common                  Additional     Officer     Compensation     Retained
                                   Stock       Common      Paid - In       Note      Under Stock      Earnings
                                Outstanding     Stock       Capital     Receivable    Bonus Plan     (Deficit)
                                -----------     -----       -------     ----------    ----------     ---------

Balance, January 1, 1997         7,954,752    $ 79,548   $ 18,171,282    $(466,797)   $(385,930)   $ (5,070,714)

Common shares issued                64,000         640         89,360           --           --              --
Forfeiture of deferred shares      (22,000)       (220)       (27,280)                   27,500
Amortization of deferred
  compensation                          --          --             --           --       15,557              --
Net (loss)                              --          --             --           --           --     (11,121,604)
                                ----------    --------   ------------    ---------    ---------    ------------

Balance, December 31, 1997       7,996,752      79,968     18,233,362     (466,797)    (342,873)    (16,192,318)

Forfeiture of deferred shares      (23,000)       (230)       (40,301)          --       40,531              --
Cancellation of officer note
  receivable                      (216,799)     (2,168)      (464,630)     466,797           --              --
Warrants issued                         --          --         44,000           --           --              --
Amortization of deferred
  compensation                          --          --             --           --       15,245              --
Net (loss)                              --          --             --           --           --      (9,934,973)
                                ----------    --------   ------------    ---------    ---------    ------------

Balance, December 31, 1998       7,756,953      77,570     17,772,431           --     (287,097)    (26,127,291)

Amortization of deferred
  compensation                          --          --             --           --       15,208              --
Net (loss)                              --          --             --           --           --      (1,109,083)
                                ----------    --------   ------------    ---------    ---------    ------------

Balance, December 31, 1999       7,756,953    $ 77,570   $ 17,772,431    $      --    $(271,889)   $(27,236,374)
                                ==========    ========   ============    =========    =========    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               December 31,
                                                                   1999            1998            1997
                                                                ------------    ------------    ------------
Cash flows from operating activities:

  Net  (loss)                                                   $ (1,109,083)   $ (9,934,973)   $(11,121,604)
  Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expenses                          19,266         438,282         708,248
      Amortization of deferred compensation                           15,208          15,245          15,557
      Restructuring charge                                           204,459       2,684,035         436,086
      Investment in and advances to subsidiary                      (741,679)             --              --
      Net unrealized holding loss                                     79,800              --              --
      Provision for credit losses                                         --       3,941,528      12,456,124
      Loss on sale of automobile receivables                              --       3,541,586              --
      Write-off of goodwill and other intangibles                         --              --       2,541,438
      Extraordinary item - gain on debt extinguishments                   --      (3,688,650)             --

Changes in assets and liabilities:
    Automobile receivables, net                                           --      17,260,290     (45,023,631)
    Other assets                                                      85,409       2,950,867         188,147
    Refundable income taxes                                               --       3,411,211         940,789
    Accounts payable and accrued liabilities                         728,579      (1,552,893)        393,729
                                                                ------------    ------------    ------------

Net cash provided by (used in) continuing operations                (718,041)     19,066,528     (38,465,117)
                                                                ------------    ------------    ------------

Cash flows from investing activities:

  Capital expenditures                                                    --          (2,864)     (1,152,537)
  Proceeds from the sale of property and equipment                        --         179,867              --
  Proceeds from the sale of automobile receivables                        --      53,737,647              --
  Redemption of short-term investments                             1,803,715              --      12,899,102
  Purchases of short-term investments                                     --         (40,446)    (10,248,972)
                                                                ------------    ------------    ------------

Net cash provided by investing activities                          1,803,715      53,874,204       1,497,593
                                                                ------------    ------------    ------------

Cash Flows from financing activities:

  Issuance of notes                                                       --              --      51,410,902
  Reduction of borrowings                                           (617,295)    (79,419,147)    (18,625,868)
  Decrease (increase) in restricted cash                                  --       4,088,483       2,793,363
  Issuance of common stock                                                --              --          90,000
                                                                ------------    ------------    ------------

Net cash provided by (used in) financing activities                 (617,295)    (75,330,664)     35,668,397
                                                                ------------    ------------    ------------

Net (decrease) increase in cash                                      468,379      (2,389,932)     (1,299,127)
Cash at beginning of year                                            116,570       2,506,502       3,805,629
                                                                ------------    ------------    ------------

Cash at end of year                                             $    584,949    $    116,570    $  2,506,502
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

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. As of December 31, 1998, the Company ceased to operate as an automobile finance company. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note 5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes include accrued interest of approximately $1.15 million through December 31, 1998 to principal. Interest on these new notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders designated three members of the Company's Board of Directors one of whom resigned in 1999.

On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. The carrying amount of CLC's net liabilities as of December 31, 1998 amounted to $741,679 and was classified as Investment in and advances to subsidiary. At the time of filing, CLC had no assets. As of March 2000, the counsel for the Trustee has indicated that no distribution to creditors is contemplated and that the proceedings should be concluded within sixty to ninety days with all liabilities compromised. Accordingly, the Investment in and advances to subsidiary has been written off to operations as of December 31, 1999.

During 1999, the Company continued to reduce operating overhead by negotiating the termination of its lease in Montvale, New Jersey and vacating the premises.

On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of Common Stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement. A hearing to consider the amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that the Plan will be confirmed by the court.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has discontinued its operations. Therefore, the accompanying financial statements present the results of operations of the Company as the Statement of Discontinued Operations. The ongoing expenses of the Company consists of the salary and related expenses of its sole remaining employee, Mr. Wunderlich, President (See Note 7 - Other Agreements) and administrative expenses.

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

Short-term Investments

      Short-term investments as of December 31, 1998 included bond funds, money market instruments and commercial paper. Short-term investments as of December 31, 1999 consisted of marketable securities. Investments were carried at cost at December 31, 1998, which approximated market value, and at market value as of December 31, 1999. (See Note 3).

Fixed Assets

      Fixed assets as of December 31, 1998 consisting predominantly of furniture, fixtures and equipment at the Company's Montvale, New Jersey headquarters facility, were carried at cost less accumulated depreciation. During the quarter ended June 30, 1999, the Company terminated its lease and vacated the premises. Accordingly, the remaining fixed assets were written-off. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years. Depreciation expense totaled $19,266, $438,282 and $529,185 for the years ended December 31, 1999, 1998, and 1997.

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

Provision for Credit Losses

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

Goodwill and Other Intangibles

      The excess of cost over the fair value of net assets acquired was allocated to goodwill and other intangibles and was being amortized using the straight-line method over periods of up to twenty years. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The pronouncement is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company used methods that were consistent with SFAS No. 121 to evaluate the carrying amount of goodwill and other intangibles including comparing estimated future cash flows identified with each long-lived asset group. For purposes of such comparison, portions of unallocated excess of cost over net assets acquired were attributed to related long-lived assets and identifiable intangible assets based upon the relative fair values of such assets at acquisition.

      In the fourth quarter of 1997, the Company determined that goodwill and other intangible assets were impaired resulting in a charge of $2,541,438 to operations for the year ended December 31, 1997.

      Amortization expense related to goodwill and other intangibles totaled $179,064 for the year ended December 31, 1997.

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the years ended December 31, 1999, 1998, and 1997.

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

Stock-Based Compensation

      The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company did not adopt the financial reporting requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for stock based compensation granted to employees in accordance with the provisions of SFAS 123 and accordingly, the Company has disclosed in the notes to the financial statements the pro forma net loss for the periods presented as if the fair value based method was used. (Note 8).

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

      During 1999, the Company closed its facility in Montvale, New Jersey resulting in a charge to earnings of $204,459.

Note 3- Short-Term Investments

      At December 31, 1998, short-term investments were classified as securities available for sale and were reported at cost which approximated fair value. At December 31, 1999, short-term investments are trading securities and are reported at fair market value.

                                                             December 31,
                                                         1999          1998
                                                       ----------    ----------
Common stock                                           $  399,000    $       --
Common stock and bond funds                                    --     1,000,009
Money market instruments                                       --       386,177
Commercial paper                                               --       896,329
                                                       ----------    ----------
                                                       $  399,000    $2,282,515
                                                       ----------    ----------

Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur. Losses on dispositions of securities amounted to $45,632 for the year ended December 31, 1999. Unrealized holding losses as of December 31, 1999 amounted to $79,800.

During the years ended December 31, 1998 and 1997, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Note 4 - Investment in and Advances to Subsidiary

      On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. The carrying amount of CLC's net liabilities as of December 31, 1998 amounted to $741,679 and was subsequently classified as Investment in and advances to subsidiary. At the time of filing, CLC had no assets. As of March 2000, the counsel for the Trustee has indicated that no distribution to creditors is contemplated and that the proceedings should be concluded within sixty to ninety days with all liabilities compromised. Accordingly, the Investment in and advances to subsidiary has been written off to operations as of December 31, 1999.

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

Subordinated Notes and Other Debt

Subordinated notes and other debt consist of the following:

                                                               1999          1998
                                                             ----------    ----------
Subordinated notes (1)                                       $9,348,000    $9,348,000
Subordinated notes due January 2000 payable in equal
   Annual installments in January 1998, 1999 and 2000 with
   Interest at 7.55% paid semi-annually (2)                          --            --
Other notes payable (3)                                          45,572       690,028
                                                             ----------    ----------

Total other notes                                            $9,393,572    $10,038,028
                                                             ----------    ----------

(1) On December 6, 1995 as part of the acquisition of Falk Finance Company ("FFC"), the Company assumed unsecured subordinated notes in the amount of $9,800,000. In 1996, the Company redeemed $1,600,000 of these notes. In December 1998, the remaining subordinated notes, due in 1999 and 2000, were exchanged for New Notes, including unpaid interest, totaling approximately $9.35 million due in 2007 and 2008. These New Notes include accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes is due quarterly at the option of the Company commencing March 31, 1999 at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, three representatives of these note holders have been designated as members of the Company's board of directors. (See Note 11 - Subsequent Event)

(2) In April 1998, the holders of the Company's $2 million 7.55% subordinated notes, originally due in equal principal installments in January 1998, 1999 and 2000, released the Company from such obligation in exchange for two off-balance sheet assets and the Company's long distance telephone service business. The two off-balance sheet assets consisted of the Company's preferred stock investment in ComputerLogic, Inc. ("ComputerLogic") and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. This transaction resulted in a net gain of $1.7 million to the Company. The Company's preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments. In conjunction with the extinguishment of these notes, the Company entered into a consulting arrangement with the noteholder which required monthly payments of $10,000 for twenty four months in exchange for financial advisory services. At December 31, 1998, the Company had charged $160,000 to operations representing its full obligation over the remaining term of the agreement as no further value is anticipated from the consulting agreement.

(3) In January 1999, a note with an outstanding principal balance of $605,000 due in monthly installments of approximately $26,000 was declared in default based upon the Company's financial condition and the Company's discontinuance of its non-prime automobile finance business. This debt was paid in full in March 1999 for a cash payment together with unpaid interest of approximately $585,000.

The Company paid interest of approximately $5,143,000 and $7,122,000 for the years ended December 31, 1998, and 1997 , respectively. No interest has been paid for the year ended December 31, 1999. (See Note 11 - Subsequent Event)

Note 6 - Income Taxes

      For the years ended December 31, 1999, 1998 and 1997, the provision (benefit) for income taxes consisted of the following:

                                             Years Ended
                                             December 31,
                                  -----------------------------------
                                      1999       1998         1997
                                  ---------    -------    -----------
Federal                           ($141,532)   $    --    $(3,985,977)
State                                    --         --             --
                                  ---------    -------    -----------
Income tax benefit                ($141,532)   $    --    $(3,985,977)
                                  =========    =======    ===========

        The following table reconciles the Company's effective income tax rate on loss from continuing operations to the Federal Statutory Rate for the years ended December 31, 1999, 1998 and 1997:

                                                    Years Ended
                                                    December 31,
                                           ------------------------------
                                            1999        1998        1997
                                           ------      ------      ------
Federal Statutory Rate                     (34.0)%     (34.0)%     (34.0)%
Effect of:
 Benefit from tax exempt income              XX          XX         (.7)
 Valuation allowance against deferred
   Tax assets                              34.0        34.0         8.3
                                           ----        ----         ----
                                              0%          0%       (26.4)%
                                           ====        ====         ====

      The income tax benefit for the year ended December 31, 1999 results from the audit by the Internal Revenue Service of the Company's tax returns for the years ended May 31, 1993 through May 31, 1998. Refundable income taxes on the accompanying consolidated balance sheet as of December 31, 1997 represented the Company's refundable income tax based upon the utilization of available tax credit carrybacks in its federal income tax return. Such amount was received during 1998 and used to repay a portion of the CSFB debt. (Note 5).

      The Company paid no income taxes for the years ended December 31, 1999, 1998 and 1997.

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carrybacks. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                           December 31,            December 31,
                                               1999                    1998
                                           ------------            ------------
Deferred tax assets:
   Net operating loss carryforward         $  9,179,266            $  9,337,258
                                           ------------            ------------

Gross deferred tax assets                     9,179,266               9,337,257
Less: valuation allowance                    (9,179,266)             (9,337,257)
                                           ------------            ------------

Deferred tax asset                                   --                      --
                                           ============            ============

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. As of December 31, 1999, the Company has a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2014. The Company believes that it has acted properly in application of the tax laws that have resulted in its net operating loss carryforward. The requirements of the Internal Revenue Code and related regulations, rulings, judicial authority and practice are subject to different interpretations. The amount of the net operating loss carryforward could be affected by these interpretations and will be reduced by any discharge of indebtedness income resulting from the Chapter 11 filing (See Note 11). The utilization of the net operating loss carryforward may be limited by, among other things, shareholder changes including the possible issuance by the Company of additional shares in one or more financings, acquisitions or payment of interest on outstanding subordinated notes with shares of Common Stock.

Note 7 - Commitments and Contingencies

Leases

The Company is not presently obligated under any noncancellable operating leases. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $72,000, $511,000 and $399,000, respectively.

401(k) Plan

      The Company is obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $5,000, $49,000 and $95,000, respectively.

Other Agreements

      The Company has an employment agreement with Mr. Wunderlich, the President of the Company, who is also a stockholder. The agreement expires in 2001 and provides for annual compensation of $150,000.

Litigation

      The Company is not presently involved in any litigation.

Note 8 - Stockholders' Equity

Stock Bonus Plan

      The Company, in 1987 and 1995 issued 410,000 and 15,000 shares, respectively, of Common Stock pursuant to a restricted stock bonus plan to key executives, directors and consultants.

      These shares will vest ratably every two years over a period of 30 years. The unvested portion is subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares were recorded at their estimated fair market value at the date of the grant as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period. During 1998 and 1997, 23,000 and 22,000 shares, respectively, were forfeited. As of December 31, 1999 161,000 of such shares had vested and 219,000 remained subject to forfeiture.

Warrants

      In connection with the $4,000,000 7.55% subordinated long-term notes issued in January 1994, the Company issued to the noteholders six year warrants to purchase 533,333 shares of Common Stock at a per share price of $4.00. In September 1995, the Company prepaid $2,000,000 of the notes. In conjunction with the prepayment, 196,296 of these warrants were canceled. In April 1998, the Company was released from its remaining obligation (See Note 5) and the remaining warrants to purchase 337,037 shares of Common Stock were canceled.

      In connection with a May 1986 public offering of Common Stock, the Company issued warrants to the underwriter for the purchase of 96,000 shares of its Common Stock at a per share price of $4.80. Such warrants expired during 1998.

      In connection with the $2,016,536 Class B Notes issued in October 1996, the Company issued three year warrants to purchase 159,095 shares of Common Stock at a per share price of $2.70. The Company has reserved 159,095 shares of Common Stock for issuance upon exercise of these warrants. (See Note 11 - Subsequent Event).

      In connection with the $100 million credit facility provided by CSFB in December 1996, the Company issued 3 year warrants to purchase 125,000 shares of Common Stock at a per share price of $3.70. In connection with the final settlement with CSFB in November 1998, these warrants were canceled and replaced with new warrants to purchase 1,482,467 shares of the Common Stock at a per share price of $ .03. The Company has reserved 1,482,467 shares of Common Stock for issuance upon exercise of these warrants. (See Note 11 - Subsequent Event).

      No warrants have been exercised to date. (See Note 11 - Subsequent Event)

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

                                   1999            1998             1997
                               ------------   -------------    -------------
Net (loss) income:
  As reported                  $(1,109,083)    $(9,934,973)    $(11,121,604)
  Pro forma                    $(1,112,010)   $(10,064,124)    $(11,316,689)

(Loss) earnings per share:
  As reported                       $(0.14)         $(1.25)          $(1.39)
  Pro forma                         $(0.14)         $(1.26)          $(1.41)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1986 Plan. At December 31, 1999, options to purchase 405,000 shares of Common Stock were exercisable pursuant to the Plans. (See Note 11 - Subsequent Event)

Weighted average fair value of options granted:
                         1999                                    $  .03
                         1997                                    $  .61

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for grants in 1999 and 1997, respectively: risk-free interest rates of 6.00 and 6.52 percent; expected lives of 4 years for all options granted; expected volatility of 161.8 and 33.0 percent. There were no grants in 1998.

      Option activity for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                              Number of       Weighted Average
                                                Shares         Exercise Price
                                              -----------     ----------------
Outstanding at January 1, 1997                   654,333           $3.43
Granted during the year                          815,000            1.75
Forfeited during the year                       (224,500)           3.28
                                               ---------           -----

Outstanding at December 31, 1997               1,244,833            2.36
Forfeited during the year                       (749,833)           2.24
                                               ---------           -----

Outstanding at December 31, 1998 (1)             495,000             .10
Granted during the year                          500,000             .10
                                               ---------           -----

Outstanding at December 31, 1999 (2)             995,000           $ .10
                                               ---------           -----

(1) In November 1998, all outstanding options were amended to reflect an exercise price of $.10 per share.
(2)   See Note 11 - Subsequent Event.

Note 9 - Fair Value of Financial Instruments

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

      Due to the insufficient collateral supporting the Company's subordinated notes and other debt with an aggregate carrying amount of $9,393,572 and $10,038,028 at December 31, 1999 and 1998, a determination of fair value could not be made.

      Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note 10 - Quarterly Results of Discontinued Operations (Unaudited)

                                                  Year Ended December 31, 1998
                                                          Quarter Ended
                                    ---------------------------------------------------------
                                       Mar 31        June 30         Sep 30          Dec 31
                                    -----------    -----------    -----------       --------

Revenues                            $    32,502    $    14,690    $    26,208       $ 22,334

Net (loss) income                   ($  479,618)   ($  541,046)   ($  304,782)   (1)$216,363

Basic and diluted per share data:

    Net (loss) income               ($      .06)   ($      .07)   ($      .04)      $    .03

(1) Net income for the quarter ended December 31, 1999 is primarily the result of the write-off of the Investment in and advances to subsidiary. (See Note 4)

                                                  Year Ended December 31, 1998
                                                          Quarter Ended
                                    ------------------------------------------------------
                                       Mar 31        June 30         Sep 30        Dec 31
                                    -----------    -----------    -----------     --------

Revenues                            $ 3,920,994    $ 2,337,025    $   715,322     $ 31,157
                                    ===========    ===========    ===========     ========

Net (loss) income                   ($  568,911)   ($4,267,910)   ($5,450,840)    $352,688
                                    -----------    -----------    -----------     --------

Basic and diluted per share data:
                                    -----------    -----------    -----------     --------
    Net (loss) income               ($      .07)   ($      .53)   ($      .68)    $    .03
                                    ===========    ===========    ===========     ========

Note 11 - Subsequent Event

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of Common Stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement. A hearing to consider the amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 11, 2000. No assurances can be given that the Plan will be confirmed by the court.

      Pursuant to the Plan, the 7,756,953 shares of the Company's Common Stock outstanding at the time of filing will be deemed New Common Shares and approximately 9.5 million additional New Common Shares will be issued. Upon confirmation as currently contemplated, the total issued and outstanding shares of the Company's Common Stock will be approximately 17.3 million.

      The Plan provides for the cancellation of all outstanding warrants and options granted pursuant to the Company's Employee Stock Option Plans. The Plan additionally provides for the adoption of the 1999 Employee Stock Option Plan pursuant to which options to purchase an aggregate of two million shares of New Common Stock may be granted to Officers, Key Employees, Consultants and Non-Employee Directors of the Company and the granting of options to purchase 895,000 shares at $ .10 per share. Of this total, the vesting of 500,000 of such options shall be subject to the Company consummating a transaction resulting in it having an operating business.

      Assuming confirmation of the Plan, substantially all of the liabilities of the Company as of December 31, 1999 are subject to compromise. The following pro-forma Balance Sheet as of December 31, 1999 gives effect to the adjustments resulting from the assumed confirmation of the Plan:

                                                   Pro Forma
                                   As Stated      Adjustments       As Adjusted
                                  -----------    -------------     -------------

Total assets                      $ 1,000,000    $   (285,000)       $  715,000
                                  -----------    ------------        ----------

Liabilities                       $10,658,000    $(10,476,000)       $  182,000
Equity                             (9,658,000)     10,191,000           533,000
                                  -----------    ------------        ----------

Total liabilities and equity      $ 1,000,000    $   (285,000)       $  715,000
                                  -----------    ------------        ----------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on April 13, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                   AutoInfo, Inc.


                                   By: /s/ William I. Wunderlich
                                       -----------------------------------------
                                          William I. Wunderlich, President and
                                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ William I. Wunderlich
----------------------------
William I. Wunderlich         President and Chief                 April 13, 2000
                              Financial Officer


/s/ Jason Bacher
----------------------------
Jason Bacher                  Director                            April 13, 2000


/s/ Peter C. Einselen
----------------------------
Peter C. Einselen             Director                            April 13, 2000


/s/ Howard Nusbaum
----------------------------
Howard Nusbaum                Director                            April 13, 2000


/s/ Thomas C. Robertson
----------------------------
Thomas C. Robertson           Director                            April 13, 2000


/s/ Scott Zecher
----------------------------
Scott Zecher                  Director                            April 13, 2000