Form 10-Q
period 2000-03-31
AUTOINFO INC
filed 2000-05-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: MARCH 31, 2000

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

                                 YES |X| NO |_|

      Number of shares outstanding of the registrant's common stock as of May 10, 2000: 7,756,953 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1. Financial Statements:                                         Page

            Balance Sheets -
            March 31, 2000 (unaudited) and December 31, 1999.................. 3

            Statements of Discontinued Operations (unaudited)-
            Three months ended March 31, 2000 and 1999........................ 4

            Statements of Cash Flows from Discontinued Operations
            (unaudited)- Three months ended March 31, 2000 and 1999........... 5

            Notes to Unaudited Financial Statements........................... 6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................10

Part II. Other Information....................................................14

Signatures....................................................................15

                         AUTOINFO, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2000            1999
                                                  ------------     ------------
                                                   Unaudited         Audited
ASSETS

Cash                                              $    415,271     $    584,949
Short-term investments                                 399,000          399,000
Other assets                                            14,364           16,520
                                                  ------------     ------------

                                                  $    828,635     $  1,000,469
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities subject to compromise (see note 3):
     Subordinated notes and other debt            $  9,393,572     $  9,393,572
     Accounts payable and accrued
       liabilities                                   1,498,859        1,265,159
                                                  ------------     ------------
          Total liabilities                         10,892,431       10,658,731
                                                  ------------     ------------

Stockholders' equity
     Common stock - authorized 20,000,000
       shares $.01 par value; issued and
       outstanding - 7,756,953 shares as of
       March 31, 2000 and December 31, 1999             77,570           77,570
     Additional paid-in capital                     17,772,431       17,772,431
     Deferred compensation under stock
       bonus plan                                     (268,086)        (271,889)
     Retained deficit                              (27,645,711)     (27,236,374)
                                                  ------------     ------------
        Total stockholders' equity                 (10,063,796)      (9,658,262)
                                                  ------------     ------------

                                                  $    828,635     $  1,000,469
                                                  ============     ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      2000             1999
                                                  ------------     ------------

 Investment income                                $     18,337     $     35,502
                                                  ------------     ------------

Costs and expenses:
   Interest expense                                    233,700          246,488
   Operating expenses                                  123,047          249,366
   Reorganization expenses                              70,927               --
   Depreciation & amortization                              --           19,266
                                                  ------------     ------------
       Total operating expenses                        427,674          515,120
                                                  ------------     ------------

Net loss                                          $   (409,337)    $   (479,618)
                                                  ============     ============

Basic and diluted net loss per share:             ($       .05)    ($       .06)
                                                  ============     ============

Weighted average number of common
    and common equivalent shares                     7,756,953        7,756,953
                                                  ------------     ------------

              See notes to condensed unaudited financial statements

                             AUTOINFO, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS
                                       (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities:
Net (loss) income                                        $(409,337)   $(479,618)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                              --       19,266
     Amortization of deferred compensation                   3,803        3,802
Changes in assets and liabilities:
     Other assets                                            2,156       69,929
     Accounts payable and accrued liabilities              233,700       48,720
                                                         ---------    ---------

Net cash (used in) provided by operating activities       (169,678)    (337,901)
                                                         ---------    ---------

Cash flows from investing activities:
     Proceeds from sale of short-term investments               --      973,285
                                                         ---------    ---------
Net cash provided by (used in) investing activities             --      973,285
                                                         ---------    ---------

Cash flows from financing activities:
     Decrease in borrowings, net                                --     (634,528)
                                                         ---------    ---------
Net cash used in financing activities                           --     (634,528)
                                                         ---------    ---------

Net (decrease) increase in cash                           (169,678)         856
Cash at beginning of period                                584,949      116,570
                                                         ---------    ---------

Cash at end of period                                    $ 415,271    $ 117,426
                                                         =========    =========

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth in "Certain Factors That May Affect Future Growth," under Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Note 1. - Business and Summary of Significant Accounting Policies

Business

      During 1998, AutoInfo, Inc. (the "Company") ceased to operate as an automobile finance company. On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code.

      During 1999, the Company negotiated the termination of its lease in Montvale, New Jersey and relocated to temporary space in Stamford, Connecticut as part of its continuing effort to reduce operating expenses and preserve corporate capital. The Company's main business focus became the challenge to seek out business opportunities in furtherance of its plan to rebuild and create shareholder value. These efforts were inhibited by a negative net worth and remaining subordinated debt of $9.3 million. Therefore, the Company commenced discussions with its noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return to an operating status and create shareholder value.

      Accordingly, on February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of its common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. These issues will be addressed in an amended disclosure statement that the Company intends to file. A hearing to consider its amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 31, 2000. No assurances can be given that the Plan will be confirmed by the Bankruptcy Court. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      Assuming confirmation of the Plan, the Company anticipates having cash and short-term investments of approximately $500,000 and no debt. In contemplation of confirmation, efforts are continuing to identify new business opportunities in furtherance of the plan to rebuild the Company and create shareholder value.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of our assets and liabilities do not purport to represent realizable or settlement amounts. The Company has discontinued its operations. Therefore, the accompanying financial statements present the results of operations of the Company as the Statement of Discontinued Operations. The ongoing expenses of the Company consists of the salary and related expenses of its sole remaining employee, Mr. Wunderlich, President and administrative expenses.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under generally accepted accounting principles ("GAAP"). The accounting policies of the Company conform with GAAP. Principles of Consolidation

      The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Short-term Investments

      Short-term investments, consisting of marketable securities as of March 31, 2000 and December 31, 1999, are carried at market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur. There were no losses on dispositions of securities or unrealized holding losses for the three month periods ended March 31, 2000 and 1999.

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation. Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years. As of December 31, 1998, fixed assets consisted predominantly of furniture, fixtures and equipment at the Company's Montvale, New Jersey headquarters facility. During the quarter ended June 30, 1999, the Company terminated its lease and vacated the premises. Accordingly, the remaining fixed assets were written-off.

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the three month periods ended March 31, 2000 and 1999.

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

      As of March 31, 2000, the Company has a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2014. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999.

Note 3 - Liquidity and capital resources and filing pursuant to Chapter 11 of the United States Bankruptcy Code

      The Company has outstanding $9.3 million of notes due in 2007 and 2008, comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31, 1998. Interest on these notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the notes from January 1, 1999 through March 31, 2000 has been accrued but not paid. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

      The Company's liquid assets amounted to approximately $ 800,000 as of March 31, 2000.

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of Common Stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. The Company intends to address these issues in an amended disclosure statement. A hearing to consider the amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 31, 2000. No assurances can be given that the Plan will be confirmed by the Bankruptcy Court.

      Pursuant to the Plan, the 7,756,953 shares of the Company's Common Stock outstanding at the time of filing will be deemed New Common Shares and approximately 9.5 million additional New Common Shares will be issued. Upon confirmation as currently contemplated, the Company will have 17.3 million shares of its Common Stock outstanding.

      Assuming confirmation of the Plan, substantially all of the liabilities of the Company as of March 31, 2000 are subject to compromise. The following pro-forma Balance Sheet as of March 31, 2000 gives effect to the adjustments resulting from the assumed confirmation of the Plan:

                                                    Pro Forma
                                     As Stated      Adjustments     As Adjusted
                                    ------------    ------------    ------------

Total assets                        $    829,000    $   (285,000)   $    544,000
                                    ------------    ------------    ------------

Liabilities                         $ 10,892,000    $(10,710,000)   $    182,000
Equity                               (10,063,000)     10,425,000         362,000
                                    ------------    ------------    ------------

Total liabilities and equity        $    829,000    $   (285,000)   $    544,000
                                    ------------    ------------    ------------

      The Company is in the process of identifying new business opportunities in furtherance of its plan to rebuild the Company and create shareholder value. If the Plan is not confirmed and the Company is unsuccessful in identifying and consummating such a transaction, the Company does not have sufficient liquid assets and available lines of credit to meet its short and long-term capital requirements.

Note 4 - Debt Settlement

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

      On February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. The Company intends to address these issues in an amended disclosure statement. A hearing to consider the amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 31, 2000. No assurances can be given that the Plan will be confirmed by the Bankruptcy Court.

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

Results of Operations

Three Months Ended March 31, 2000 and 1999

Revenues

      Revenues for the three month periods ended March 31, 1999 and 1998 of $18,000 and $36,000, respectively, consisted of interest and dividends on short-term investments. The decline is directly related to the decrease in short-term investments.

Costs and Expenses

      Interest expense for the three month periods ended March 31, 2000 and 1999 ($234,000 and $246,000, respectively) was related to subordinated debt and other bank debt. The decrease is directly related to the repayment of debt during the three month period ended March 31, 1999.

      Operating expenses for the three months ended March 31, 2000 and 1999 ($123,000 and $249,000, respectively) consisted primarily of corporate overhead. The decrease is directly related to reduction in corporate staff and the cost reduction plan implemented by the Company.

      Reorganization expenses for the three month period ended March 31, 2000 of $71,000 consists of legal and other costs related to the February 2, 2000 filing pursuant to Chapter 11 of the United States Bankruptcy Code.

      Depreciation and amortization expense for the three months ended March 31, 1999 of $19,000 consisted of the depreciation of fixed assets.

Loss from Operations

      Loss from operations for the three month period ended March 31, 2000 was ($409,000) compared with ($480,000) in the prior year period. The decrease is the result of the reduction in operating expenses. There is no income tax benefit for the three month periods ended March 31, 2000 and 1999 as the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

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

            Accordingly, on February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. Certain objections and issues have been raised by the court and other interested parties. The Company intends to address these issues in an amended disclosure statement. A hearing to consider the amended disclosure statement and compliance with the disclosure requirements has been scheduled for May 31, 2000. No assurances can be given that the Plan will be confirmed by the Bankruptcy Court. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

      At March 31, 2000, we had outstanding $9.3 million of subordinated debt outstanding comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. in December 1995, plus accrued interest of $1.1 million through December 31,1998.

      The Company's cash and short-term investments amounted to approximately $800,000 as of March 31, 2000.

      The total amount of debt outstanding as of March 31, 2000 and December 31, 1990 was $9.4 million. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of March 31, 2000 and December 31, 1998:

                                     Weighted
                                      Average
                           Balance     Rate
                           ------------------
        Subordinated debt   $9.3      12.0%
        Other debt           $.1       8.5%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended March 31, 2000.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION


Item 1 - 3:      Inapplicable

Item 4:          Submission of Matters to a Vote of Security Holders:  None

Item 5:          Inapplicable

Item 6 (a):      None

Item 6 (b):      During the quarter ending March 31, 2000, the Company filed a report on Form 8-K pursuant to Item 4 thereof reporting the retention of independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AUTOINFO, INC.
                                  (Registrant)

                      -----------------------------------
                            /s/ William I. Wunderlich
                      -----------------------------------
                              William I. Wunderlich
                       President and Principal Financial
                                     Officer

Date: May 11, 2000