Form 10-Q
period 2000-09-30
AUTOINFO INC
filed 2000-11-13
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: SEPTEMBER 30, 2000

Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification number)
or organization)

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

    Number of shares outstanding of the registrant's common stock as of November 9, 2000 7,756,953 shares of common stock, $.01 par value.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information:

          Item 1. Financial Statements:                                                                                   Page

                  Balance Sheets -
                  September 30, 2000 (unaudited) and December 31, 1999 .................................................    3

                  Statements of Discontinued Operations (unaudited)-
                  Three and nine months ended September 30, 2000 and 1999 ..............................................    4

                  Statements of Cash Flows from Discontinued Operations (unaudited)-
                  Three and nine months ended September 30, 2000 and 1999 ..............................................    5

                  Notes to Unaudited Financial Statements ..............................................................    6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................................   11

Part II.  Other Information ............................................................................................   16

Signatures .............................................................................................................   17

                         AUTOINFO, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                       September 30,   December 31,
                                                           2000            1999
                                                       ------------    ------------
                                                        Unaudited        Audited
ASSETS

Cash                                                   $    528,183    $    584,949
Short-term investments                                      232,800         399,000
Other assets                                                  7,074          16,520
                                                       ------------    ------------
                                                       $    768,057    $  1,000,469
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities subject to compromise (See Note 3)
     Subordinated notes and other debt                 $  9,393,572    $  9,393,572
     Accounts payable and accrued liabilities             2,020,843       1,265,159
                                                       ------------    ------------
          Total liabilities                              11,414,415      10,658,731
                                                       ------------    ------------

Stockholders' Equity
   Common stock - authorized 20,000,000 shares
        $.01 par value; issued and outstanding -
        7,756,953 shares as of September 30, 2000 and
        December 31, 1999                                    77,570          77,570
    Additional paid-in capital                           17,772,431      17,772,431
    Deferred compensation under stock bonus plan           (260,482)       (271,889)
    Retained deficit                                    (28,235,877)    (27,236,374)
                                                       ------------    ------------
        Total stockholders' equity                      (10,646,358)     (9,658,262)
                                                       ------------    ------------

                                                       $    768,057    $  1,000,469
                                                       ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (Unaudited)

                                               Nine Months Ended         Three Months Ended
                                                 September 30,              September 30,

                                            2000          1999           2000           1999
                                       -----------    -----------    -----------    -----------
  Investment income                    $    42,824    $    76,400    $    10,378    $    26,208
                                       -----------    -----------    -----------    -----------

  Costs and expenses:
     Interest expense                      701,100        719,886        233,700        235,325
     Operating expenses                    322,796        662,694         80,228         95,665
   Reorganization expenses                  93,344             --          1,567             --
   Depreciation & amortization                  --         19,266             --             --
   Loss on disposition of securities         4,888             --          2,772             --
   Net unrealized holding gain             (79,800)            --        (40,307)            --
                                       -----------    -----------    -----------    -----------
     Total operating expenses            1,042,328      1,401,846        277,960        330,990
                                                                     -----------    -----------

Net loss                               $  (999,504)   $(1,325,446)   $  (267,582)   $  (304,782)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per
  share                                      ($.13)         ($.17)         ($.03)        ($.04)
                                       ===========    ===========    ===========    ===========

Weighted average number of
    common and common
    equivalent shares                    7,756,953      7,756,953      7,756,953      7,756,953
                                       -----------    -----------    -----------    -----------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS FROM DISCONTINUED OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                            2000           1999
                                                       ------------    ------------
Cash flows from operating activities:
Net loss                                               $   (999,504)   $ (1,020,664)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               --          19,266
     Amortization of deferred compensation                   11,407           7,604
     Loss on disposition of securities                        4,884
     Net unrealized holding gain                            (79,800)
Changes in assets and liabilities:
     Other assets                                             9,446         316,550
     Accounts payable and accrued liabilities               755,685          66,140
                                                       ------------    ------------

Net cash used in operating activities                      (297,882)       (611,104)
                                                       ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of short-term investments           241,116       1,184,756
                                                       ------------    ------------
Net cash provided by investing activities                   241,116       1,184,756
                                                       ------------    ------------

Cash flows from financing activities:
     Decrease in borrowings, net                                 --        (638,002)
                                                       ------------    ------------
Net cash used in financing activities                            --        (638,002)
                                                       ------------    ------------

Net decrease in cash                                        (56,766)        (64,350)
Cash at beginning of period                                 584,949         116,570
                                                       ------------    ------------

Cash at end of period                                  $    528,183    $     52,220
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

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of its common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. On August 1, 2000, the Company received the conditional confirmation of the Plan, as amended, from the Bankruptcy Court. Accordingly, the Plan will become effective without further action by the Court upon the closing of AutoInfo's merger with Sunteck

Transport Co., Inc. ("Sunteck"). Such closing is subject to the fulfillment (or waiver by Sunteck) of certain conditions, including AutoInfo's obligation to secure a commitment for $2 million in debt or equity financing prior to closing. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. There is no assurance that the Company's merger transaction with Sunteck will be consummated or that the Plan will receive final confirmation. All documents on file in our bankruptcy proceeding, case no. 00-10368, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html

      On September 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport Co., Inc., a full service third party transportation logistics provider. Pursuant to the Merger Agreement, at closing, Sunteck will merge into a wholly-owned subsidiary of AutoInfo in exchange for 10 million shares of AutoInfo Common Stock (the "Sunteck Merger"). The consummation of the transaction is contingent upon, among other things, the securing of a firm commitment on or before October 20, 2000, for a financing resulting in gross proceeds to AutoInfo of at least $2.0 million. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. The proceeds of the financing were originally intended for the development and implementation of Ubidfreight.com - an e-commerce business-to-business application which will provide an interactive freight auction matching available freight (shippers) and available cargo space (truckers and other carriers). However, due to several factors including recent market conditions and the identification of significant growth opportunities for the expansion of Sunteck's freight brokerage business, the application of proceeds will provide the working capital necessary to support this growth strategy. Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, will, upon the consummation of the merger, become Chairman of the Board, CEO and President of AutoInfo.

      Assuming the consummation of the merger with Sunteck on or before November 15, 2000, and without giving effect to any further financing, the Company anticipates having cash and short-term investments of approximately $300,000 and no debt.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The foregoing factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Accordingly, the carrying amounts of our assets and liabilities do not purport to represent realizable or settlement amounts. The Company has discontinued its operations. Therefore, the accompanying financial statements present the results of operations of the Company as the Statement of Discontinued Operations. The ongoing expenses of the Company consists of the salary and related expenses of its sole remaining employee and administrative expenses.

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

Short-term Investments

      Short-term investments, consisting of marketable securities as of September 30, 2000 and December 31, 1999, are carried at market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur. Losses on dispositions of securities amounted to $2,772 and $4,888 for the three and nine month periods ended September 30, 2000. Unrealized holding gains amounted to $40,307 and $79,800 for the three and nine month periods ended September 30, 2000. There were no losses on dispositions of securities or unrealized holding losses for the three and nine month periods ended September 30, 1999.

Fixed Assets

      Fixed assets are carried at cost less accumulated depreciation. Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years. As of December 31, 1998, fixed assets consisted predominantly of furniture, fixtures and equipment at the Company's Montvale, New Jersey headquarters facility. During the quarter ended September 30, 1999, the Company terminated its lease and vacated the premises. Accordingly, the remaining fixed assets were written-off.

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

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the three month periods ended September 30, 2000 and 1999.

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

      As of September 30, 2000, the Company had a net operating loss carryforward of approximately $27 million for federal income tax purposes which expires in 2014 and 2015. Any benefit from the utilization of these net operating loss carryforwards has been fully reserved for in the accompanying financial statements.

Note 2 - General

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and ninemonths ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 1999.

Note 3 - Liquidity and capital resources and filing pursuant to Chapter 11 of the United States Bankruptcy Code

      The Company has outstanding $9.3 million of notes due in 2007 and 2008, comprised of $8.2 million of 12% notes, included with the liabilities assumed with the acquisition of FALK Finance Company, Inc. ("FFC") in December 1995, plus accrued interest of $1.1 million through December 31, 1998. Interest on these notes is due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Interest on the notes from January 1, 1999 through September 30, 2000 has been accrued but not paid. Representatives of these note holders designated three members of the Company's Board of Directors, one of whom subsequently resigned.

The Company's liquid assets amounted to approximately $ 761,000 as of September 30, 2000.

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of its common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. On August 1, 2000, the Company received the conditional confirmation of the Plan, as amended, from the Bankruptcy Court. Accordingly, the Plan will become effective without further action by the Court upon the closing of AutoInfo's merger with Sunteck Transport Co., Inc. ("Sunteck"). Such closing is subject to the fulfillment (or waiver by Sunteck) of certain conditions, including AutoInfo's obligation to secure a commitment for $2 million in debt or equity financing prior to closing. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. There is no assurance that the Company's merger transaction with Sunteck will be consummated or that the Plan will receive final confirmation.

      On September 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc., a full service third party transportation logistics provider. Pursuant to the Merger Agreement, at closing, Sunteck will merge into a wholly-owned subsidiary of AutoInfo in exchange for 10 million shares of AutoInfo Common Stock (the "Sunteck Merger"). The consummation of the transaction is contingent upon, among other things, the securing of a firm commitment on or before October 20, 2000, for a financing resulting in gross proceeds to AutoInfo of at least $2.0 million. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. The proceeds of the financing were originally intended for the development and implementation of Ubidfreight.com - an e-commerce business-to-business application which will provide an interactive freight auction matching available freight (shippers) and available cargo space (truckers and other carriers). However, due to several factors including recent market conditions and the identification of significant growth opportunities for the expansion of Sunteck's freight brokerage business, the application of proceeds will provide the working capital necessary to support this growth strategy. Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, will, upon the consummation of the merger, become Chairman of the Board, CEO and President of AutoInfo.

      Pursuant to the Plan, the 7,756,953 shares of the Company's Common Stock outstanding at the time of filing will be deemed New Common Shares, approximately 9.5 million additional New Common Shares will be issued to the unsecured creditor class and 10million shares will be issued in consummation of the merger with Sunteck. Upon confirmation as currently contemplated, the Company will have approximately 27.3 million shares of Common Stock outstanding.

      Assuming the consummation of the merger with Sunteck, substantially all of the liabilities of the Company as of September 30, 2000 are subject to compromise. The following pro-forma balance sheet as of September 30, 2000 gives effect to the adjustments resulting from the assumed confirmation of the Plan:

                                                    Reorganization  Sunteck Merger
                                      As Stated      Adjustments     Adjustments   As Adjusted
                                    ------------    ------------    ------------   ------------
     Total assets ...............        768,000    $   (286,000)   $    300,000   $    782,000
                                    ------------    ------------    ------------   ------------

     Liabilities ................   $ 11,414,000    $(11,204,000)   $    300,000   $    510,000
     Equity .....................    (10,646,000)     10,918,000              --        272,000
                                    ------------    ------------    ------------   ------------

     Total liabilities and equity   $    768,000    $   (286,000)      $ 300 000   $    782,000
                                    ------------    ------------    ------------   ------------

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

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of its common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. On August 1, 2000, the Company received the conditional confirmation of the Plan, as amended, from the Bankruptcy Court. Accordingly, the Plan will become effective without further action by the Court upon the closing of AutoInfo's merger with Sunteck Transport Co., Inc. ("Sunteck"). Such closing is subject to the fulfillment (or waiver by Sunteck) of certain conditions, including AutoInfo's obligation to secure a commitment for $2 million in debt or equity financing prior to closing. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. There is no assurance that the Company's merger transaction with Sunteck will be consummated or that the Plan will receive final confirmation.

      On September 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc., a full service third party transportation logistics provider. Pursuant to the Merger Agreement, at closing, Sunteck will merge into a wholly-owned subsidiary of AutoInfo in exchange for 10 million shares of AutoInfo Common Stock (the "Sunteck Merger"). The consummation of the transaction is contingent upon, among other things, the securing of a firm commitment on or before October 20, 2000, for a financing resulting in gross proceeds to AutoInfo of at least $2.0 million. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000 The proceeds of the financing were originally intended for the development and implementation of Ubidfreight.com - an e-commerce business-to-business application which will provide an interactive freight auction matching available freight (shippers) and available cargo space (truckers and other carriers). However, due to several factors including recent market conditions and the identification of significant growth opportunities for the expansion of Sunteck's freight brokerage business, the application of proceeds will provide the working capital necessary to support this growth strategy. Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, will, upon the consummation of the merger, become Chairman of the Board, CEO and President of AutoInfo.

      The foregoing factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Accordingly, the carrying amounts of our assets and liabilities do not purport to represent realizable or settlement amounts.

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

Revenues

      Revenues for the nine month periods ended September 30, 2000 and 1999 of $43,000 and $76,000, respectively, consisted of interest and dividends on short-term investments. Revenues for the three month periods ended September 30, 2000 and 1999 of $10,000 and $26,000, respectively, consisted of interest and dividends on short-term investments. These declines are directly related to the decrease in short-term investments.

Costs and Expenses

      Interest expense for the nine and three month periods ended September 30, 2000 ($701,000 and $234,000, respectively) and 1999 ($720,000 and $235,000, respectively) was related to subordinated debt and other bank debt. The decrease is directly related to the repayment of debt during the three month period ended March 30, 1999.

      Operating expenses for the nine and three months ended September 30, 2000 ($323,000 and $80,000, respectively) and 1999 ($663,000 and $96,000, respectively) consisted primarily of corporate overhead. The decrease is directly related to reduction in corporate staff and the cost reduction plan implemented by the Company.

      Reorganization expenses for the nine and three month period ended September 30, 2000 of $93,000 and $2,000, respectively, consists of legal and other costs related to the February 2, 2000 filing pursuant to Chapter 11 of the United States Bankruptcy Code.

      Depreciation and amortization expense for the nine months ended September 30, 1999 of $19,000 consisted of the depreciation of fixed assets.

      Loss on disposition of securities of $5,000 and $3,000 for the nine and three month period ended September 30, 2000, respectively, represents the loss on disposition of securities recognized on the specific identification method in the period in which they occur.

      Unrealized holding gain of $80,000 and $40,000 for the nine and three month period ended September 30, 2000, respectively, represents the reduction of unrealized losses on trading securities based upon the fair market value as of the balance sheet date.

Loss from Operations

      Loss from operations for the nine month period ended September 30, 2000 was ($1,000,000) compared with ($1,325,000) in the prior year period. Loss from operations for the three month period ended September 30, 2000 was ($268,000) compared with ($305,000) in the prior year period. The decrease is primarily the result of the reduction in operating expenses. There is no income tax benefit for the nine and three month periods ended September 30, 2000 and 1999 as the Company has recorded the utilization of its available income tax carrybacks as of December 31, 1997.

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

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code. The Plan provides for the issuance of one share of its common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt. At the time of filing, the requisite number and dollar amount of the unsecured creditor group had voted to support the Plan. Preliminary hearings were held to consider compliance with the disclosure requirements. On August 1, 2000, the Company received the conditional confirmation of the Plan, as amended, from the Bankruptcy Court. Accordingly, the Plan will become effective without further action by the Court upon the closing of AutoInfo's merger with Sunteck Transport Co., Inc. ("Sunteck"). Such closing is subject to the fulfillment (or waiver by Sunteck) of certain conditions, including AutoInfo's obligation to secure a commitment for $2 million in debt or equity financing prior to closing. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. There is no assurance that the Company's merger transaction with Sunteck will be consummated or that the Plan will receive final confirmation.

      On September 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc., a full service third party transportation logistics provider. Pursuant to the Merger Agreement, at closing, Sunteck will merge into a wholly-owned subsidiary of AutoInfo in exchange for 10 million shares of AutoInfo Common Stock (the "Sunteck Merger"). The consummation of the transaction is contingent upon, among other things, the securing of a firm commitment on or before October 20, 2000, for a financing resulting in gross proceeds to AutoInfo of at least $2.0 million. As of the date of filing this document, AutoInfo has not received a commitment for this required financing. AutoInfo and Sunteck have mutually agreed to extend the deadline for securing such commitment to November 15, 2000. The proceeds of the financing were originally intended for the development and implementation of Ubidfreight.com - an e-commerce business-to-business application which will provide an interactive freight auction matching available freight (shippers) and available cargo space (truckers and other carriers). However, due to several factors including recent market conditions and the identification of significant growth opportunities for the expansion of Sunteck's freight brokerage business, the application of proceeds will provide the working capital necessary to support this growth strategy. Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, will, upon the consummation of the merger, become Chairman of the Board, CEO and President of AutoInfo.

      The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

      At September 30, 2000, we had outstanding $9.3 million of subordinated debt.

      The Company's cash and short-term investments amounted to approximately $761,000 as of September 30, 2000.

      The total amount of debt outstanding as of September 30, 2000 and December 31, 1999 was $9.4 million. This following table presents the Company's debt instruments and weighted average interest rates on such instruments as of September 30, 2000 and December 31, 1999:

                                                             Weighted
                                                             Average
                                        Balance                Rate
                                     ------------           ---------
        Subordinated debt                $9.3                 12.0%
        Other debt                        $.1                  8.5%

            Inflation and changing prices had no material impact on revenues or the results of operations for the period ended September 30, 2000.

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

                                 AUTOINFO, INC.
                                  (Registrant)


            --------------------------------------------------------
                            /s/ William I. Wunderlich
            --------------------------------------------------------
                              William I. Wunderlich
                    President and Principal Financial Officer

Date:  November 9, 2000