Form 10-K
period 2000-12-31
AUTOINFO INC
filed 2001-03-29
CIK 351017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        --------------------------------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission File Number 0-14786

                                 AUTOINFO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-2867481
 -------------------------------                        ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                        6401 Congress Avenue - Suite 230
                              Boca Raton, FL 33487
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 988-9456

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 20, 2001, 27,297,923 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 20, 2001 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.04 on that date) was approximately $700,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I........................................................................3
   Item 1:  Business..........................................................3
   Item 2:  Properties.......................................................10
   Item 3.  Legal Proceedings................................................10
   Item 4.  Submission  of Matters to a Vote of Security Holders.............10
PART II......................................................................11
   Item 5.  Price Range of Common Stock......................................11
   Item 6.  Selected Consolidated Financial Data.............................11
   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................12
   Item 8.  Financial Statements and Supplementary Data......................18
   Item 9.  Disagreements on Accounting and Financial Disclosure.............18
PART III.....................................................................19
   Item 10: Directors and Executive Officers.................................19
   Item 11: Executive Compensation...........................................20
   Item 12: Security Ownership of Certain Beneficial Owners and Management...20
   Item 13: Certain Relationships and Related Transactions...................21
PART IV......................................................................22
   Item 14: Exhibits, Financial Statements and Reports on Form 8-K...........22

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

                                     PART I

Item 1: BUSINESS

                              Overview of business

      As a result of our acquisition of Sunteck Transport, Inc. ("Sunteck") in December 2000, we are a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      We have full service offices in Florida, New Jersey (opened October 2000) and Missouri (opened February 2001) and independent sales agents in New York, Georgia, New Jersey, Ohio and California to service our customers' transportation needs. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

                               Company background

      During 1998, we ceased to operate as an automobile finance company. On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc., filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. At the time of the filing, it had no assets.

      During 1999, we negotiated the termination of our executive office lease in Montvale, New Jersey and relocated to temporary space in Stamford, Connecticut as part of our continuing effort to reduce operating expenses and preserve corporate capital. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

      As a result, on February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code providing for the issuance of one share of our common stock and a cash payment of $0.03 for each dollar of approximately $9.5 million of outstanding unsecured debt.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck, a full service third party transportation logistics provider, and it's wholly owned subsidiary, Ubidfreight.com, in exchange for, upon closing, 10 million shares of our common stock, which constituted approximately 37% of the proposed outstanding common stock of reorganized AutoInfo under our Chapter 11 reorganization plan. The consummation of the transaction was contingent upon, among other things, (a) the approval of the Merger Agreement and our Disclosure Statement by the United States Bankruptcy Court, (b) the approval of the Disclosure Statement by our unsecured creditor class, (c) the entry of an order confirming the Reorganization Plan and (d) securing additional financing.

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

      On June 27, 2000, our Amended Disclosure Statement and Amended Plan of Reorganization (the "Reorganization Plan") was approved by the Bankruptcy Court.

      On August 1, 2000, we announced that the Reorganization Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of the Sunteck merger.

      On December 7, 2000 we announced that we had secured $575,000 in new financing in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck in exchange for 10 million shares of our common stock. As a result, our Reorganization Plan became effective. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, president of Sunteck, became our president and chief executive officer and William Wunderlich became our executive vice president and chief financial officer. In addition, the board of directors was reconstituted to be comprised of Harry M. Wachtel (chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement, can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

                                  The industry

      Prior to the mid 1980's, the trucking industry was regulated by the Interstate Commerce Commission. Deregulation brought new breath and life to the industry. This also brought with it the problem of how to navigate the transportation highway. Shippers found it difficult to locate carriers and carriers found that it was expensive to find freight. Enter the third party transportation providers-intermediaries (freight brokers, freight forwarders and logistics providers). The third party intermediary connects the shipper and the carrier and helps manage the flow of goods.

      The present market for freight moved by truck is estimated by management to exceed $350 billion per year. This is a highly fragmented industry comprised of common carriers - contract carriers - freight forwarders and freight brokers.

      The actual movement of goods is accomplished by trucking (consisting of local, over the road, truckload, and less than truckload (LTL) shipments) - air freight (time sensitive in nature) - rail freight (non time sensitive in nature and usually less expensive than truck) - ocean freight (generally in containerized ships). Other services provided include warehousing and distribution.

      There are several trends which are relevant to the continued dependency upon and growth of the trucking industry:

      o     Just in time service        With new technology and a premium on
                                        cost savings, businesses are able to
                                        maintain smaller inventories, thereby
                                        reducing carrying costs and warehouse
                                        space requirements. The impact on the
                                        freight industry is more shipments of
                                        smaller quantities that are more time
                                        sensitive and, therefore, more costly.

      o     Outsourcing                 Companies have found it to be more cost
                                        effective and efficient to eliminate
                                        company owned truck fleets and rely upon others to handle their trucking / shipping needs.

      o     Logistics                   Small to medium size businesses, with
                                        less frequent shipping requirements,
                                        utilize logistics providers (freight
                                        brokers, etc.) to manage all aspects of
                                        the transportation, warehousing and
                                        delivery needs.

      The market for third party logistics providers, estimated by management to exceed $100 billion per year, is highly fragmented. It is comprised primarily of full service logistics providers, freight brokers, independent sales agents and sales reps. Sales agents often work out of home based offices or small regional sales offices and affiliate themselves with full service brokers to provide back office services including load dispatching, bonding and licensing, billing, collection and other administrative services. Sales reps vary from experienced people with years of freight industry experience and established client relationships to telemarketing personnel cold calling shippers and dispatchers.

                             Operations and systems

      We presently process 600 - 750 orders per month. Our sales agents in Florida, New Jersey and Missouri as well as our independent sales agent / reps in New York, New Jersey, Georgia, Ohio and California receive customers freight requirements daily. Operations departments in each of our operating offices in Florida, New Jersey and Missouri make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      All orders are entered into a customized freight order and tracking system which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of the supply chain activity.

                                    Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase the business done with each customer. We service customers ranging from Fortune 100 to small businesses in a variety of industries. During 2000, no customer accounted for more than 10% of our revenues. We perform a credit check on all customers to ensure credit worthiness.

      Since inception in 1997, Sunteck has achieved revenue growth through the addition of sales agents and independent sales agent / reps, the opening of new operations offices in New Jersey and Missouri, an increase in the number of customers serviced and the expansion of logistics and supply chain services provided.

      Each operations office markets our full range of services to existing customers and pursues new customers within their local markets by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and based upon our sales agents individual knowledge and experience.

      Agents and reps move their client affiliation to other service providers as a result of financial considerations, location and benefits. We will provide significant advantages and opportunities over traditional small regional third party logistics providers and build a network of operating offices and sales agents.

      We will concentrate our initial growth model on sales agents in strategic markets. As this agent network is established and continues to expand, we believe that significant other opportunities will emerge. Larger sales agents offices often have their own equipment (truck space) which presents the ability to maximize available freight and load capacity thereby increasing the gross margins above historical levels. In addition, sales reps will be added to regional operating office sales agent locations to increase market penetration. Since reps work on a commission basis, this expansion essentially comes at no additional overhead outlay.

      Significant opportunities for expansion and growth include strategic alliances with other service freight broker groups. This strategy will enable us to achieve strong regional penetration into new geographical markets and increase back office capabilities to service the agent network.

      A third strategic target are agents who operated their own trucks, usually on a leased basis. These agents require support and back office services. We have identified a number of such agent groups and discussions are in progress.

                                   Competition

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as assets based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' / shippers internal traffic / transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight.

      We generally compete only the basis of price and the range of logistics and supply chain services offered.

                              Government regulation

      Our industry has long been subject to government legislation and regulation. Over the years, many changes in these laws and regulation have affected the industry and caused changes in the operating practices and the cost of providing transportation services. We can not predict what effect, if any, legislative and regulatory changes may have on the industry in the future.

      We are licensed by the United States Department of Transportation ("DOT") as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business which includes the compliance with certain surety bond requirements and the maintenance of a $100,000 contingent cargo insurance policy. We are in the process of registering with the DOT to provide motor carrier transportation services. Among the requirements of this licensing is the requirement to maintain certain minimum insurance coverages.

                               Risk and liability

      We do not assume liability for loss or damage to freight. As a third party logistic provider, we act as the shipper's agent and arrange for a carrier to handle the freight. Therefore, we do not take possession of the shipper's freight and, accordingly, we are not liable for the carrier's negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers.

                      Executive officers of the registrant

      We currently have two executive officers. Harry M. Wachtel serves as president and chief executive officer and has served in these capacities since December 7, 2000. William I. Wunderlich serves as executive vice president and chief financial officer and has served as executive vice president since December 2000 and as chief financial officer since October 1992. In addition, Mr. Wunderlich served as our president from January 1999 through December 7, 2000. For information regarding Mr. Wachtel and Mr. Wunderlich's prior business experience, see Item 10 of this report.

                  CERTAIN FACTORS THAT MAY AFFECT FUTURE GROWTH

      A purchase of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have experienced operating losses in the current and prior years and we anticipate that we will continue to generate losses for the foreseeable future.

      Our operations to date have not been profitable. As of December 31, 2000, we had an accumulated deficit of $17.8 million. We expect to continue operating at a loss during the current fiscal year as we implement our new business plan. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as our general and administrative expenses. Other factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

We cannot assure you that our revenues will increase sufficiently to offset our operating costs or that, even if they do, that our operations will ever be profitable.

We may require additional financing in the future, which may not be available on acceptable terms.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. At this time, we do not believe that revenues will reach the level required to sustain our operations and growth plans in the near term. Therefore, we are actively pursuing additional financing alternatives. However, we do not have any commitments for additional financing and we cannot assure you that any additional financing will be available or, if available, will be offered on acceptable terms. Any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck's operations may be materially adversely affected.

We have limited marketing and sales capabilities and must make sales in fragmented markets.

      Our future success depends, to a great extent, on our ability to successfully market our services. We currently have limited sales and marketing capabilities and we will need to hire qualified sales and marketing personnel, develop additional sales and marketing programs and establish sales channels in order to expand Sunteck's operations. Qualified sales and marketing personnel in this area may be difficult to attract and we cannot assure you that we will be able to hire them. In addition, our ability to successfully market our services is further complicated by the fact that our primary markets are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

Our industry is intensely competitive, which may adversely affect our operations and financial results.

      All our markets are intensely competitive and numerous companies offer services that compete with our services. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

We depend on the continued services of our president.

      Our future success depends, in large part, on the continuing efforts of our president, Harry Wachtel who conceived our strategic plan and who is responsible for executing that plan. The loss of Mr. Wachtel would adversely affect our business. At this time we do not have any term "key man" insurance on Mr. Wachtel. If we lose the services of Mr. Wachtel, our business, operations and financial condition would be materially adversely affected.

We may have difficulties in managing our growth.

      Our future growth depends, in part, on our ability to implement and expand our financial control systems and to expand, train and manage our employee base and provide support to an expanded customer base. If we cannot manage growth effectively, it could have a material adverse effect on our results of operations, business and financial condition. Acquisitions and expansion involve substantial infrastructure and working capital costs. We cannot assure you that we will be able to integrate our acquisitions and expansions efficiently. Similarly, we cannot assure you that we will continue to expand or that any expansion will enhance our profitability. If we do not achieve sufficient revenue growth to offset increased expenses associated with our expansion, our results will be adversely affected.

We must attract, hire and retain qualified personnel.

      As we implement our business growth strategy, significant demands will be placed on our managerial, financial and other resources. One of the keys to our future success will be our ability to attract, hire and retain highly qualified marketing, sales and administrative personnel. Competition for qualified personnel in these areas is intense and we will be competing for their services with companies that have substantially greater resources than we do. We cannot assure you that we will be able to identify, attract and retain employees with skills and experience necessary and relevant to the future operations of our business. Our inability to retain or attract qualified personnel in these areas could have a material adverse effect on our business and results of operations.

Our stock price is volatile and could be further affected by events not within our control.

      The trading price of our common stock has been volatile and will continue to be subject to:

      o     volatility in the trading markets generally;

      o     significant fluctuations in our quarterly operating results; and

      o announcements regarding our business or the business of our competitors.

      Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.

The price of our common stock may be adversely affected by the possible issuance of shares of our common stock as a result of the conversion of outstanding debentures or the exercise of outstanding options.

      To date, we have granted options covering approximately 1.1 million shares of our common stock. In addition, we have $575,000 of outstanding debentures convertible at the option of the holders into 2.3 million shares of our common stock. We have agreed with these debenture holders to register the shares underlying the debentures. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease. In that event we would probably find it more difficult to obtain additional financing.

Concentration of ownership

      As of December 31, 2000, our president, Harry Wachtel is our largest stockholder, owning approximately 37% of the issued and outstanding shares of our common stock. As a result, Mr. Wachtel effectively controls all our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

Some provisions in our charter documents and bylaws may have anti-takeover effects.

      Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us, with the result that it may deter potential suitors. For example, our board of directors is authorized, without action of the stockholders, to issue authorized but unissued common stock. The existence of authorized but unissued common stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Absence of dividends to shareholders.

      We have never declared a dividend on our common stock. We do not anticipate paying dividends on the common stock in the foreseeable future. We anticipate that earnings, if any, will be reinvested in the expansion of our business.

We have agreed to limitations on the potential liability of our directors.

      Our certificate of incorporation provides that, in general, directors will not be personally liable for monetary damages to the company or our stockholders for a breach of fiduciary duty. Although this limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission, the presence of these provisions in the certificate of incorporation could prevent us from recovering monetary damages.

The liquidity of our stock is severely reduced because we are classified as a "penny stock".

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. If our securities were subject to the existing rules on penny stocks, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.

                       Patents, trademarks and copyrights

      "AUTOINFO" is our registered trademark and service mark.

                                    Employees

      We currently have 14 full-time employees and 8 independent sales agents. None of our employees are represented by a labor union.

Item 2: PROPERTIES

      We lease approximately 1,400 square feet of space for our executive offices and the headquarters of Sunteck at 6401 Congress Avenue, Boca Raton, Florida. This lease runs through February 2004 and provides for an annual rental of $21,000. We lease 1,100 square feet for our operating office at 120 White Horse Pike, Haddon Heights, New Jersey. This lease runs through October 2002 and provides for an annual rental of $15,000. We lease 1,100 square feet for our operating office at 239 Chesterfield Industrial Blvd., Chesterfield, Missouri. The lease runs through February 2002 and provides for an annual rental of $13,000.

Item 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

Item 5. PRICE RANGE OF COMMON STOCK

      Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol AUTO. The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. Quotations represent interdealer prices without an adjustment for retail markups, markdowns or commissions and may not represent actual transactions:

            Year Ended December 31, 2000             High        Low
            ----------------------------------     ------     ------

            First quarter                          $0.688     $ 0.08
            Second quarter                           0.30      0.125
            Third quarter                            0.21       0.10
            Fourth quarter                          0.125       0.02

            Year Ended December 31, 1999             High        Low
            ----------------------------------     ------     ------

            First quarter                          $ 0.07     $ 0.04
            Second quarter                          0.125       0.04
            Third quarter                            0.07       0.04
            Fourth quarter                           0.18       0.03

      As of March 20, 2001, the closing bid price per share for our common stock, as reported by NASDAQ was $0.04. As of March 20, 2001, we had approximately 1,750 stockholders of record.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. The financial data has been derived from our audited consolidated financial statements and accompanying notes. This financial data reflects our acquisition of Sunteck in December 2000, which was accounted for as a pooling of interest. Accordingly, all periods presented below and in the consolidated financial statements included elsewhere in this report have been restated to include the accounts and operations of Sunteck under continuing operations.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                           Year ended December 31,
                                            -------------------------------------------------------------------
                                               2000         1999           1998         1997           1996
                                            ----------    ----------    ----------    ----------     ----------
Statement of Operations Data:

Revenues                                    $    3,389    $    3,457    $    2,388    $      384     $       --
                                            ----------    ----------    ----------    ----------     ----------

Income (loss) from continuing operations
    before income taxes                            (91)           92            (2)          (11)            --
Income taxes (benefit)                             (10)           16            --            --             --
                                            ----------    ----------    ----------    ----------     ----------
Income (loss) from continuing operations           (81)           76            (2)          (11)            --

Income (loss) from discontinued
    operations                                   9,471        (1,109)       (9,935)      (11,122)       (19,100)
                                            ----------    ----------    ----------    ----------     ----------

Net  income (loss)                          $    9,390    $   (1,033)   $   (9,937)   $  (11,133)    $  (19,100)
                                            ----------    ----------    ----------    ----------     ----------

Basic income (loss) per share (a) (b)
     From continuing operations             $      .00    $      .00    $      .00    $      .00     $       --
     From discontinued operations                  .51          (.06)         (.56)         (.63)         (1.08)
                                            ----------    ----------    ----------    ----------     ----------
Net income (loss) per share, basic          $      .51    $     (.06)   $     (.56)   $     (.63)    $    (1.08)
                                            ----------    ----------    ----------    ----------     ----------
Diluted income (loss) per share (a) (b)
     From continuing operations             $      .00    $      .00    $      .00    $      .00     $       --

     From discontinued operations                  .48          (.06)         (.56)         (.63)         (1.08)
                                            ----------    ----------    ----------    ----------     ----------
Net (loss) income per share, diluted        $      .48    $     (.06)   $     (.56)   $     (.63)    $    (1.08)
                                            ----------    ----------    ----------    ----------     ----------

000's omitted                                                       As at December 31,
                                            -------------------------------------------------------------------
                                               2000          1999          1998         1997            1996
                                            ----------    ----------    ----------    ----------     ----------
Balance Sheet Data:

Cash and short term investments             $      941    $    1,072    $    2,441    $    8,887     $    8,698
Accounts receivable                                720           428           376        78,640         45,814
Total assets                                     1,740         1,530         3,180        96,832         74,451
Total liabilities of continuing
    operations                                   1,481           500        11,756        96,530         60,405
Liabilities of discontinued operations
    subject to compromise                           --        10,624            --            --             --
Retained earnings (deficit)                    (17,783)      (27,173)      (26,141)      (16,203)        (5,071)
Stockholders' equity                               259        (9,594)       (8,576)        1,301         12,327

----------
(a) The common stock equivalents for the year ended December 31, 2000 were 1,304,000.
(b) The common stock equivalents for the years ended December 31, 1999, 1998, 1997 and 1996 were 745,000, 214,000, 62,000 and 17,000. The common stock equivalents for these shares were not included in the calculation of diluted income (loss) per common share because the effect would be antidilutive.

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

      This report also identifies important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 7 of this report.

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

      During 1998, we ceased to operate as an automobile finance company. On January 29, 1999, our wholly-owned subsidiary, CarLoanCo., Inc., filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. At the time of the filing, it had no assets.

      During 1999, we negotiated the termination of our executive office lease in Montvale, New Jersey and relocated to temporary space in Stamford, Connecticut as part of our continuing effort to reduce operating expenses and preserve corporate capital. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and remaining subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

      As a result, on February 2, 2000, we filed a disclosure statement and reorganization plan (the "Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code providing for the issuance of one share of our common stock and a cash payment of $0.03 for each dollar of approximately $9.5 million of outstanding unsecured debt.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, and it's wholly owned subsidiary, Ubidfreight.com, in exchange, upon closing, for 10 million shares of our Common Stock, which will constitute approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under its Chapter 11 reorganization plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the United States Bankruptcy Court, approval of the Disclosure Statement by our unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of additional financing.

      Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with less than truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, became Chairman of the Board, CEO and President of AutoInfo.

      On June 27, 2000, we received the approval of our Amended Disclosure Statement and Amended Plan of Reorganization (the "Plan") by the Bankruptcy Court.

      On August 1, 2000, we announced that the Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of AutoInfo's merger with Sunteck Transport Co., Inc.

      On December 7, 2000 we announced that we had secured new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck Transport Co., Inc. ("Sunteck"), in exchange for 10 million shares of AutoInfo Common Stock, pursuant to the Merger Agreement dated June 22, 2000. As a result, AutoInfo's Chapter 11 Reorganization Plan became effective. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into the Common Stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after three years. Harry Wachtel, president of Sunteck, became president and chief executive officer of AutoInfo and William Wunderlich became executive vice president and chief financial officer. In addition, the board of directors was reconstituted to include Harry M. Wachtel (chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

Results of operations

For the year ended December 31, 2000

      As described below, during 2000, we experienced operating results from our Sunteck business which were consistent with the results from the prior year.

Revenues

      Revenues consisting of freight fees and other related services revenue totaled $3,389,000 for the year ended December 31, 2000, as compared with $3,457,000 in the prior year.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $2,554,000 for the year ended December 31, 2000, as compared with $2,616,000 in the prior year.

      Commissions totaled $315,000 for the year ended December 31, 2000, as compared with $263,000 in the prior year.

      Operating expenses totaled $599,000 for the year ended December 31, 2000, as compared with $537,000 in the prior year.

      Loss (gain) on investments, primarily consisting of the gain or loss on the sale of marketable securities, totaled a loss of $11,000 for the year ended December 31, 2000 as compared with a gain of $50,000 in the prior year.

Income tax (benefit)

      Income tax (benefit) of $10,000 for the year ended December 31, 2000 and income taxes of $16,000 for the year ended December 31, 1999 relate to the operating results of Sunteck prior to the date of acquisition.

Discontinued operations

      Extraordinary item - gain on debt extinguishment

      The gain on debt extinguishment for the year ended December 31, 2000 totaling $10,490,000 consists of the gain from the extinguishments of debt pursuant to the our Reorganization Plan.

      Loss from discontinued operations

      The loss from discontinued operations totaling $1,019,000 for the year ended December 31, 2000, as compared with $1,109,000 in the prior year, includes our operating results prior to the merger with Sunteck. These costs consists primarily of interest expense of $701,000 and $935,000 for the years ended December 31, 2000 and 1999, respectively. In addition, the loss from discontinued operations for the year ended December 31, 1999 includes the write off of the net liabilities of our non-prime automobile subsidiary of $742,000 and an income tax benefit totaling $142,000 as a result of an audit by the Internal Revenue Service of our tax returns for the years ended May 31, 1993 through 1998.

Net income (loss)

      Net income totaled $9,390,000 for the year ended December 31, 2000, as compared with a loss of ($1,033,000) in the prior year. The increase is related directly to the gain from the extinguishments of debt pursuant to our Reorganization Plan.

For the year ended December 31, 1999

Revenues

      Revenues consisting of freight fees and other related services revenue totaled $3,457,000 for the year ended December 31, 1999, as compared with $2,388,000 in the prior year. The increase is the result of the business expansion of Sunteck.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $2,616,000 for the year ended December 31, 1999, as compared with $1,691,000 in the prior year. The increase is the result of the business expansion of Sunteck.

      Commissions totaled $263,000 for the year ended December 31, 1999, as compared with $366,000 in the prior year. The decrease is the result of commissions paid to certain individuals as independent contractors for the year ended December 31, 1998, who became our employees in 1999. Accordingly, their compensation for the year ended December 31, 1999 is included in operating expenses.

      Operating expenses totaled $537,000 for the year ended December 31, 1999 as compared with $334,000 in the prior year. The increase is the result of the business expansion of Sunteck.

      The gain on investments for the year ended December 31, 1999 primarily consisted of the gain on the sale of marketable securities.

Income taxes

      Income taxes totaling $16,000 for the year ended December 31, 1999 relate to the operating results of Sunteck prior to the date of acquisition.

Loss from discontinued operations

      The loss from discontinued operations was $1,109,000 for the year ended December 31, 1999 as compared with $13,624,000 in the prior year. During 1998, we ceased to operate as an automobile finance company. The loss from discontinued operations for the year ended December 31, 1999 consisted primarily of interest expense on our subordinated debt.

Net income (loss)

      Net loss totaled $1,033,000 for the year ended December 31, 1999 as compared with a loss of $9,937,000 in the prior year. The decrease in the loss is related directly to the loss from discontinued operations for the year ended December 31, 1998.

For the year ended December 31, 1998

Revenues

      Revenues consisting of freight fees and other related services revenue totaled $2,388,000 for the year ended December 31, 1998 as compared with $384,000 in the prior year. The increase is the result of the business expansion of Sunteck which was formed during the fourth quarter on 1997.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $1,691,000 for the year ended December 31, 1998 as compared with $264,000 in the prior year. The increase is the result of the business expansion of Sunteck which was formed during the fourth quarter on 1997.

      Commissions totaled $366,000 for the year ended December 31, 1998 as compared with $91,000 in the prior year. The increase is the result of the business expansion of Sunteck which was formed during the fourth quarter on 1997.

      Operating expenses totaled $334,000 for the year ended December 31, 1998 as compared with $39,000 in the prior year. The increase is the result of the business expansion of Sunteck which was formed during the fourth quarter on 1997.

Discontinued operations

      Extraordinary item --gain on debt extinguishments

      The gain on debt extinguishment for the year ended December 31, 1998 totaling $3,689,000 consists of $1,703,000 from the extinguishment of our $2 million of 7.55% subordinated notes, in exchange for two off-balance sheet assets and our long distance telephone service business and $1,986,000 as the result of a discount granted by our warehouse lender in final settlement of amounts outstanding under our warehouse facility. The two off-balance sheet assets consisted a preferred stock investment in ComputerLogic, Inc. and an equity interest in a start-up corporation pursuing a roll-up transaction of new car dealerships. Our preferred stock investment in ComputerLogic was written off in May 1995 due to the poor financial condition of ComputerLogic and its failure to make timely dividend payments.

      Loss from discontinued operations

      The loss from discontinued operations was $13,624,000 for the year ended December 31, 1998. During 1998 we ceased to operate as an automobile finance company.

Net income (loss)

      Net loss was $9,937,000 for the year ended December 31, 1998 as compared with a loss of $11,133,000 in the prior year. The decrease in the loss is related directly to the gain on debt extinguishment for the year ended December 31, 1998.

Trends and uncertainties

      In December 2000, as a result of our acquisition of Sunteck, we became a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs. The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' / shippers internal traffic / transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

      Our operations to date have not been profitable. As of December 31, 2000, we had an accumulated deficit of $17.8 million. We expect to continue operating at a loss during the current fiscal year as we implement our new business plan. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as our general and administrative expenses. Other factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

We cannot assure you that our revenues will increase sufficiently to offset our operating costs or that, even if they do, that our operations will ever be profitable.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. At this time, we do not believe that revenues will reach the level required to sustain our operations and growth plans in the near term. Therefore, we are actively pursuing additional financing alternatives. However, we do not have any commitments for additional financing and we cannot assure you that any additional financing will be available or, if available, will be offered on acceptable terms. Any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck's operations may be materially adversely affected.

Liquidity and capital resources

      At December 31, 2000, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

      At December 31, 2000, we had liquid assets of approximately $941,000.

      The total amount of debt outstanding as of December 31, 2000 and 1999 was $676,000 and $9.4 million, respectively. This following table presents our debt instruments and their weighted average interest rates as of December 31, 2000 and 1999, respectively:

                                           December 31,
                       ----------------------------------------------------
                                 2000                       1999
                       ------------------------   -------------------------
                                     Weighted                    Weighted
                         Balance   Average Rate    Balance     Average Rate
                       ---------   ------------   ----------   ------------

Subordinated Debt       $575,000       12.0%      $9,350,000       12.0%
Other Debt              $101,000       25.6       $   50,000       7.75

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2000.

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

      None.

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is information with respect to our directors and executive officers:

      PETER C. EINSELEN, age 60, has been a director since January 1999. Mr. Einselen has served as senior vice president of Andersen & Strudwick, a brokerage firm, since 1990. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON, age 55, has been a director since January 1999. Mr. Robertson has been president, chief financial officer and a director of Andersen & Strudwick, a brokerage firm since 1988. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

      HARRY WACHTEL, age 42, joined us in conjunction with the acquisition of Sunteck and has been a director, and our president and chief executive officer since December 7, 2000. Since 1997, he has been president of Sunteck. From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1990 to 1991 he served as president of Guaranteed Federal Financial, a mortgage origination company.

      MARK WEISS, age 41, joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000. Since 1997, he has been employed by Sunteck as a national account executive. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1982 to 1994 he was president of The Picture Place Ltd. Inc., a retailer and wholesaler of photographic, video and art equipment and supplies.

      WILLIAM WUNDERLICH, age 53, joined us in October 1992 as our vice president - finance, became chief financial officer in January 1993, president in January 1999 and, in conjunction with the acquisition of Sunteck, became executive vice president in December 2000. From 1990 to 1992, he served as vice president of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as executive vice president, chief financial officer and a director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College.

Option grants during the year ended December 31, 2000

      Our Compensation Committee did not grant any options during the year ended December 31, 2000.

Aggregate year-end option values

      Shown below is information with respect to unexercised options granted under our Option Plans to the Named Executives and held by them at December 31, 2000. No options were exercised by the Named Executives during 2000.

                              Number of Unexercised Options at       Values of Unexercised In-the-Money Options at
                                          12/31/00                                   12/31/00 (1)
                                          --------                                   ------------
          Name                 Exercisable / Unexercisable                   Exercisable / Unexercisable
          ----                 ---------------------------                   ---------------------------
William Wunderlich                      895,000 / 0                                     $0 / $0

(1) Based on the closing price as quoted on the OTC Bulletin Board on December 31, 2000.

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings.

Item 11: EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 2000, 1999 and 1998, information concerning compensation paid for services awarded to, earned or paid to our chief executive officer and all other executives receiving compensation in excess of $100,000.

                                                                                       All other
Name and principal position                Year             Salary                  compensation(1)
---------------------------                ----             ------                  ---------------
Harry Wachtel, president and
    chief executive officer                2000(2)        $   10,096                        --

William Wunderlich, executive              2000           $  144,960                    $4,575
    vice president and chief               1999           $  150,000                    $4,575
    financial officer                      1998           $  150,000                    $4,575

----------
(1) Represents amount contributed to the Company's 401(k) deferred compensation plan..
(2)   Mr. Wachtel joined us in December 2000.

Employment Agreements

      Messrs. Wachtel and Wunderlich are employed by us pursuant to employment agreements which expire in December 2003. These agreements provide for minimum annual compensation of $175,000 and $75,000, respectively.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 13, 2000, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

                Name of                 Shares of Common Stock       Percentage
            Beneficial Owner            Beneficially Owned (1)      Of Ownership
            ----------------            ----------------------      ------------

(i) Directors and Executive Officers
Harry Wachtel                                  10,800,000              38.4%
Thomas C. Robertson                               110,000                 *
Peter C. Einselen                                 100,000                 *
Mark Weiss                                             --
All executive officers and directors as
a group (6 persons)                            12,025,000              41.1%

(ii) 5% Stockholders
James T. Martin                                 6,622,000              24.3%

----------
*     Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel is c/o AutoInfo, Inc., 6401 Congress Avenue, Suite 230, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda.
(2) Includes 800,000 shares issuable upon the conversion of a convertible subordinated debenture.
(3) Includes 100,000 shares issuable upon the conversion of a convertible subordinated debenture.
(4) Includes 352,000 shares issuable upon the conversion of a convertible subordinated debenture.
(5) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised and all convertible subordinated debentures owned by this group have been converted.

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

      The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

Exhibits

No. 3A            Certificate of Incorporation of the Company, as amended.*

No. 3B            Amended and Restated By-Laws of the Company. (5)

No. 4A            Specimen Stock Certificate. (2)

No. 10A           1986 Stock Option Plan. (1)

No. 10B           1989 Stock Option Plan. (3)

No. 10C           1992 Stock Option Plan. (4)

No. 10D           1997 Stock Option Plan. (6)

No. 10E           1997 Non-Employee Stock Option Plan. (6)

No. 10F           1999 Stock Option Plan. (8)

No. 10G Form of Agreement and Plan of Reorganization among AutoInfo, Inc. on the one hand, and Sunteck Transport Co., Inc., et al., on the other hand, dated June 22, 2000. (7)

No. 10H           Form of Debenture dated December 6, 2000. (7)

No. 10I           Employment Agreement between AutoInfo, Inc. and Harry M.
                  Wachtel dated as of December 7, 2000.*

No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated December 7, 2000.*

No. 21A           Subsidiaries of the Registrant.*

No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent public accountants. *

----------
* Filed as an Exhibit hereto.

(1) This Exhibit was filed as an Exhibit to our definitive proxy statement dated October 20, 1986 and is incorporated herein by reference.
(2) This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.

(3) This Exhibit was filed as an Exhibit to our definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.
(4) This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(5) This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(6) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.
(7) This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated December 6, 2000 and is incorporated herein by reference.
(8) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 28, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                              AutoInfo, Inc.


                                              By: /s/ Harry M. Wachtel
                                                 -------------------------------
                                                 Harry M. Wachtel, President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
-------------------------
Harry M. Wachtel             President and Chairman of the Board  March 28, 2001


/s/ William I. Wunderlich
-------------------------
William I. Wunderlich        Chief Financial Officer              March 28, 2001


/s/ Mark Weiss
-------------------------
Mark Weiss                   Director                             March 28, 2001


/s/ Peter C. Einselen
-------------------------
Peter C. Einselen            Director                             March 28, 2001


/s/ Thomas C. Robertson
-------------------------
Thomas C. Robertson          Director                             March 28, 2001

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998                                   F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998                                   F-5

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2000, 1998 and 1998               F-6

Notes to Consolidated Financial Statements                                  F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                          Independent Auditors' Report

To the Shareholders
AutoInfo, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                 /s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

March 22, 2001
Bridgeport, Connecticut

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                        ASSETS
                                                                         2000               1999
                                                                     ------------       ------------
Current assets:
   Cash                                                              $    724,954       $    636,736
   Short-term investments (Note 4)                                        215,844            435,500
   Accounts receivable, net of allowance for doubtful accounts of  $24,000 and $10,000 at December 31, 2000
      and 1999, respectively (Note 5)                                     720,452            428,483
   Other current assets                                                    66,993             29,759
                                                                     ------------       ------------

Total current assets                                                    1,728,243          1,530,478

Fixed assets, net of depreciation                                          11,654
                                                                     ------------       ------------

                                                                     $  1,739,897       $  1,530,478
                                                                     ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 5)                                             $    101,096       $         --
   Accounts payable                                                       739,424            429,673
   Accrued liabilities                                                     65,841             70,690
                                                                     ------------       ------------

Total current liabilities                                                 906,361            500,363
                                                                     ------------       ------------

Convertible subordinated debentures (Note 5)                              575,000                 --
                                                                     ------------       ------------

Liabilities of discontinued operations subject to compromise
   (Note 3)                                                                    --         10,624,212
                                                                     ------------       ------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficit): (Note 8)
  Common Stock - authorized 100,000,000 shares, $.001
    par value; issued and outstanding 27,297,923 and 17,756,953
    at December 31, 2000 and 1999, respectively (Note 2)                   27,298             87,570
  Additional paid-in capital                                           18,014,523         17,763,431
  Deferred compensation under stock
    bonus plan                                                                 --           (271,889)
  Retained earnings (deficit)                                         (17,783,285)       (27,173,209)
                                                                     ------------       ------------

  Total stockholders' equity (deficit)                                    258,536         (9,594,097)
                                                                     ------------       ------------

                                                                     $  1,739,897       $  1,530,478
                                                                     ============       ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                     Years Ended
                                                                                     December 31,

                                                                      2000               1999               1998
                                                                  ------------       ------------       ------------
Revenues                                                          $  3,388,733       $  3,457,079       $  2,388,402
                                                                  ------------       ------------       ------------

Costs and  expenses:
   Direct freight                                                    2,554,206          2,616,303          1,690,573
   Commissions                                                         315,430            262,614            365,606
   Operating expenses                                                  598,769            536,741            334,226
   Loss (gain) on investments (Note 4)                                  10,916            (50,486)                --
                                                                  ------------       ------------       ------------
                                                                     3,479,321          3,365,172          2,390,405
                                                                  ------------       ------------       ------------

(Loss) income from continuing operations before income taxes           (90,588)            91,907             (2,003)
Income tax (benefit) (Note 6)                                           (9,566)            15,750                 --
                                                                  ------------       ------------       ------------

(Loss) income from continuing operations                               (81,022)            76,157             (2,003)
                                                                  ------------       ------------       ------------

Discontinued operations: (Note 3)
   Extraordinary item - gain on debt extinguishments                10,489,785                 --          3,688,650
   Loss from discontinued operations                                (1,018,839)        (1,109,083)       (13,623,623)
                                                                  ------------       ------------       ------------
Income (loss) from discontinued operations                           9,470,946         (1,109,083)        (9,934,973)
                                                                  ------------       ------------       ------------

Net income (loss)                                                 $  9,389,924       $ (1,032,926)      $ (9,936,976)
                                                                  ============       ============       ============

Basic per share data
  Income  (loss) from continuing operations                       $        .00       $        .00       $        .00
  Income (loss) from discontinued operations                               .51               (.06)              (.56)
                                                                  ------------       ------------       ------------

  Net income (loss) per share                                     $        .51       $       (.06)      $       (.56)
                                                                  ============       ============       ============

Diluted per share data
   Income (loss) from continuing operations                       $        .00       $        .00       $        .00
   Income (loss) from discontinued operations                              .48               (.06)              (.56)
                                                                  ------------       ------------       ------------

  Net income (loss) per share                                     $        .48       $       (.06)      $       (.56)
                                                                  ============       ============       ============

Weighted average number of common and
   common equivalent shares                                         18,490,874         17,959,860         18,009,097
                                                                  ------------       ------------       ------------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                     Shares of                                                       Deferred
                                      Common                        Additional       Officer       Compensation      Retained
                                       Stock          Common        Paid - In          Note         Under Stock      Earnings
                                    Outstanding       Stock          Capital        Receivable       Bonus Plan      (Deficit)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 1998,
   as previously reported             7,996,752    $     79,968    $ 18,233,362    $   (466,797)   $   (342,873)   $(16,192,318)
Acquisition of pooled entity         10,000,000          10,000          (9,000)                                        (10,989)
                                   ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 1998,
   as restated                       17,966,752          89,968      18,224,362        (466,797)       (342,873)    (16,203,307)

Forfeiture  of  deferred  shares        (23,000)           (230)        (40,301)             --          40,531              --
Cancellation of officer note
   Receivable                          (216,799)         (2,168)       (464,630)        466,797              --              --
Warrants issued                              --              --          44,000              --              --              --
Amortization  of  deferred
  Compensation                               --              --              --              --          15,245              --
Net loss                                     --              --              --              --              --      (9,936,976)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1998           17,756,953          87,570      17,763,431              --        (287,097)    (26,140,283)

Amortization  of  deferred
  Compensation                               --              --              --              --          15,208              --
Net loss                                     --              --              --              --              --      (1,032,926)
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999           17,756,953          87,570      17,763,431              --        (271,889)    (27,173,209)

Amortization  of  deferred
  Compensation                               --              --              --              --          15,208              --
Shares issued pursuant to
  Chapter 11 reorganization           9,540,970           9,541         181,279
Adjustment of par value (Note 8)                        (69,813)         69,813
Vesting of deferred
   Compensation                                                                                         256,681
Net income                                   --              --              --              --              --       9,389,924
                                   ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999           27,297,923    $     27,298    $ 18,014,523    $         --    $         --    $(17,783,285)
                                   ============    ============    ============    ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          December 31,
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                       $  9,389,924    $ (1,032,926)   $ (9,936,976)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in)  operating activities:
      Depreciation and amortization expenses                                    19,266         438,282
      Amortization of deferred compensation                     15,208          15,208          15,245
      Restructuring charge                                          --         204,459       2,684,035
      Investment in and advances to subsidiary                      --        (741,679)             --
      Losses (gains) on sales of securities                    (25,630)        (42,814)             --
      Net unrealized holding loss (gain)                       (14,172)         72,128              --
      Provision for  credit losses                                  --              --       3,941,528
      Loss on sale of automobile receivables                        --              --       3,541,586
      Extraordinary item - gain on debt extinguishments    (10,176,711)             --      (3,688,650)

Changes in assets and liabilities:
    Accounts receivables, net                                 (291,969)        (52,055)     17,042,319
    Other assets                                               (37,234)         82,170       2,950,867
    Refundable income taxes                                         --       3,411,211
    Accounts payable and accrued liabilities                   304,902         824,622      (1,298,721)
                                                          ------------    ------------    ------------

Net cash provided by (used in) continuing operations          (835,682)       (651,621)     19,100,726
                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                         (11,654)             --          (2,864)
  Proceeds from the sale of property and equipment                                  --         179,867
  Proceeds from the sale of automobile receivables                                  --      53,737,647
  Redemption of short-term investments                         305,583       1,858,092              --
  Purchases of short-term investments                          (46,125)        (40,391)        (40,446)
                                                          ------------    ------------    ------------

Net cash provided by investing activities                      247,804       1,817,701      53,874,204
                                                          ------------    ------------    ------------

Cash Flows from financing activities:
  Changes in advances from officer                                             (70,086)        (42,177)
  Issuance of notes                                            575,000              --              --
  Increase in (reduction of) borrowings                        101,096        (617,295)    (79,419,147)
  Decrease (increase)  in restricted cash                           --              --       4,088,483
                                                          ------------    ------------    ------------

Net cash  provided by (used in) financing activities           676,096        (617,295)    (75,372,841)
                                                          ------------    ------------    ------------

Net increase (decrease)  in cash                                88,218         478,699      (2,397,911)
Cash at beginning of year                                      636,736         158,037       2,555,948
                                                          ------------    ------------    ------------

Cash at end of year                                       $    724,954    $    636,736    $    158,037
                                                          ============    ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Note 1 - Business and Summary of Significant Accounting Policies

Business

      In December 1995, AutoInfo, Inc., (the "Company"), a Delaware corporation, acquired the operating assets of Falk Finance Company ("FFC"), a Norfolk, Virginia based specialty financial services company and, as a result, the Company became a specialized consumer finance company that acquired and serviced automobile receivables from automobile dealers selling new and used vehicles to non-prime customers.

      The Company experienced material operating losses during 1996, 1997 and 1998. As a result of these losses, the adverse changes in the non-prime automobile finance industry and the deterioration in the Company's financial condition, during 1998, the Company discontinued the operation of its non-prime automotive finance business. The Company, among other actions, restructured operations and significantly reduced overhead and successfully completed the sale of approximately $58 million of automobile receivables and repaid $47 million under its warehouse line with CS First Boston Mortgage Capital Corp. ("CSFB") . Additionally, in conjunction with a July 1998 sale of approximately $8 million of automobile receivables which collateralized the Company's securitized notes, the remaining balance outstanding on these notes of approximately $7 million was paid in full.

      During the fourth quarter of 1998, the Company sold all remaining repossessed vehicles, closed its Norfolk, Virginia operating facility, further reduced overhead and completed the restructuring of outstanding debt under its warehouse facility with CSFB and subordinated note holders. As of December 31, 1998, the Company ceased to operate as an automobile finance company. After the sale of all of its automobile receivables, the Company owed CSFB approximately $4.5 million under the warehouse facility. CSFB agreed to a reduction of $2.25 million, which resulted in a gain on extinguishment of approximately $2.0 million net of applicable expenses, and the Company paid the remaining balance of approximately $2.3 million in cash. The Company also granted CSFB a five year warrant to purchase 1,357,467 common shares at $ .03 per share. These warrants were cancelled in December 2000 pursuant to the Company's reorganization plan. Further, the holders of the Company's $8.2 million of 12% subordinated notes (Note 5), due in 1999 and 2000, exchanged such notes for new notes totaling approximately $9.35 million due in 2007 and 2008 (the "New Notes"). The New Notes included accrued interest of approximately $1.15 million through December 31, 1998 converted to principal. Interest on these new notes was due quarterly at the option of the Company at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. In addition, representatives of these note holders designated three members of the Company's Board of Directors, one of whom resigned in 1999.

      On January 29, 1999, the Company's wholly-owned subsidiary, CarLoanCo., Inc. ("CLC"), filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. At the time of filing, CLC had no assets. Accordingly, the Investment in and advances to subsidiary has been written off to discontinued operations as of December 31, 1999.

      During 1999, the Company continued to reduce operating overhead by negotiating the termination of its lease in Montvale, New Jersey and vacating the premises.

      On February 2, 2000, the Company filed a disclosure statement and reorganization plan (the "Reorganization Plan") pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code.

      On June 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, and it's wholly owned subsidiary, Ubidfreight.com, in exchange, upon closing, for 10 million shares of AutoInfo Common Stock, which will constitute approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under its Chapter 11 reorganization plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the United States Bankruptcy Court, approval of the Disclosure Statement by AutoInfo's unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of a additional financing.

      Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload
(LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Sunteck's personnel have in excess of forty years of freight industry experience. Harry Wachtel, Sunteck's President and sole shareholder, became Chairman of the Board, CEO and President of AutoInfo.

      On June 27, 2000, the Company's Amended Disclosure Statement and Amended Plan of Reorganization (the "Plan") was approved by the Bankruptcy Court. The Plan provided for the issuance of one share of our common stock and a cash payment of $ 0.03 for each dollar of approximately $9.5 million of unsecured debt.

      On August 1, 2000, the Company announced that the Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of AutoInfo's merger with Sunteck Transport Co., Inc.

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck Transport Co., Inc. ("Sunteck"), in exchange for 10 million shares of AutoInfo Common Stock, pursuant to the Merger Agreement dated June 22, 2000. As a result, AutoInfo's Chapter 11 Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into the Common Stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry
M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America ("GAAP").

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      The Company recognizes revenues at the time goods are picked up at the customers' location.

Provision for Doubtful Accounts

      The Company has established an allowance for doubtful accounts based upon historical trends.

Short-term Investments

      Short-term investments as of December 31, 2000 and 1999 consisted of marketable securities. Investments were carried at market value as of December 31, 2000 and 1999.

Fixed Assets

      Fixed assets as of December 31, 2000, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the years ended December 31, 2000, 1999 and 1998.

Use of Estimates

      The preparation of these financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company believes that all such assumptions are reasonable and that all estimates are adequate, however, actual results could differ from those estimates.

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

Note 2 - Business Acquisition

      On December 7, 2000, the Company, through a newly formed wholly owned subsidiary, consummated the acquisition of Sunteck Transport Co., Inc. ("Sunteck"), in exchange for 10 million shares of AutoInfo Common Stock. The acquisition has been accounted for under the pooling of interest method of accounting and accordingly, the accompanying financial statements are presented on a combined basis as if the acquisition occurred on January 1, 1998. (See Note
3)

Note 3 - Discontinued Operations

      During 1998, the Company ceased to operate as a specialty consumer finance company and discontinued its operations. On December 7, 2000 based upon the acquisition of Sunteck, the Company commenced operations as a full service third party transportation logistics provider. Accordingly, the results of operations for the period January 1, 2000 through December 7, 2000 are presented as discontinued operations and prior years have been restated.

Extraordinary item - gain on debt extinguishments

      The extraordinary item for the year ended December 31, 2000 of $10.5 million consists of liabilities discharged, net of applicable expenses, in connection with the confirmation of the Company's Reorganization Plan in December 2000. The extraordinary item for the year ended December 31, 1998 of $3.7 million consists of the gain on the settlement of its warehouse facility with CSFB of $2.0 million and the gain on the settlement of the Company's $2 million 7.55% subordinated notes of $1.7 million.

(Loss) from discontinued operations

Summarized results of operations and financial position data of the discontinued operations are as follows:

                                            Period from

                                             January 1,
                                              through
                                             December 7        Years Ended December 31,
                                                2000             1999           1998
                                            ------------    ------------    ------------
Results of Operations:
        Revenues                            $     46,000    $     96,000    $  7,004,000
        Loss before tax benefit               (1,019,000)     (1,251,000)    (13,624,000)
        Extraordinary item - gain on debt
        extinguishments                       10,490,000              --       3,689,000
                                            ------------    ------------    ------------
        Income tax benefit                            --        (142,000)             --
                                            ------------    ------------    ------------
        Income (loss) from
             discontinued operations        $  9,471,000    $ (1,109,000)   $ (9,935,000)
                                            ============    ============    ============

                                                              As of December 31,
                                                                     1999
                                                              ------------------
Balance Sheet
        Cash                                                      $  585,000
        Short-term investments                                       399,000
        Other assets                                                  17,000
                                                                  ----------
        Net book value of assets of
           discontinued operations                                $1,001,000
                                                                  ==========

Note 4- Short-Term Investments

         At December 31, 2000 and 1999, short-term investments, consisting primarily of marketable securities, are classified as trading securities and are reported at fair market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur.

         Investment return is summarized as follows:

                                                            Years Ended
                                                            December 31,
                                                       2000             1999
                                                     --------         --------
            Continuing operations:
                 Unrealized gain (loss)              $ (7,672)        $  7,672
                 Gain (loss) on sale of securities    (10,228)          42,814
                 Dividends                              6,984
                                                     --------         --------
                                                     $(10,916)        $ 50,486
                                                     ========         ========

            Discontinued operations:
                 Unrealized gain (loss)                 $ 21,844     $(79,800)
                 Gain (loss) on sale of securities        35,858      (45,632)
                 Dividends                                34,620       64,980
                                                        --------     --------
                                                        $ 92,322     $(60,452)
                                                        ========     ========

      During the year ended December 31, 1998, gains and losses arising from the disposition of marketable securities as well as unrealized gains and losses were not material.

Note 5 - Debt

Loan Payable

      In September 2000, Sunteck entered into an agreement with an asset based lender. The agreement provides for a line of credit of $500,000. Advances are based on 90% of acceptable accounts receivable (as defined) and bear interest at
 .078% per day on outstanding balances. As of December 31, 2000, the net outstanding advances amounted to $101,000 which are secured by accounts receivable of $116,000.

Revolving Lines of Credit

      During 1998, the Company discontinued the operation of its non-prime automotive finance business. In November 1998, the Company entered into an agreement with CSFB whereby the outstanding balance of approximately $4.5 million was reduced by $2.25 million, resulting in a gain of approximately $2.0 million, net of applicable expenses. The Company repaid the $2.3 million remaining balance and issued 1,357,467 warrants to CSFB to purchase common shares of the Company exercisable over a five year period. These warrants were cancelled in December 2000 pursuant to the Company's Reorganization Plan.

Subordinated Notes and Other Debt

Subordinated notes and other debt consist of the following:

                                                            2000         1999
                                                         ----------   ----------
      Convertible subordinated debentures (1)            $  575,000   $       --
      Subordinated and other notes (2)                           --    9,394,000
                                                         ----------   ----------

      Total other notes                                  $  575,000   $9,394,000
                                                         ----------   ----------

(1) In December 2000, the Company obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures"). The Debentures are convertible into the Common Stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

(2) On December 6, 1995, as part of the acquisition of Falk Finance Company ("FFC"), the Company assumed unsecured subordinated notes in the amount of $9,800,000. In 1996, the Company redeemed $1,600,000 of these notes. In December 1998, the remaining subordinated notes, due in 1999 and 2000, were exchanged for New Notes, including unpaid interest, totaling approximately $9.35 million due in 2007 and 2008. These New Notes include accrued interest of approximately $1.15 million through December 31, 1998. Interest on these new notes was due quarterly at the option of the Company commencing March 31, 1999 at the rate of 10% if paid in cash and 12% if paid in common shares of the Company. Other notes of $46,000 represents equipment installment notes payable. Pursuant to the Company's Reorganization Plan confirmed in December 2000, these noteholders received one share of our common stock and a cash payment of $ 0.03 for each dollar of outstanding debt.

      Interest expense was $10,000, $954,000 and $4,685,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company paid interest of approximately $4,000 for the year ended December 31, 2000 and $5,143,000 for the year ended December 31, 1998. No interest was paid for the year ended December 31, 1999.

Note 6 - Income Taxes

      For the years ended December 31, 2000, 1999, and 1998, the provision (benefit) for income taxes consisted of the following:

                                                               Years Ended
                                                               December 31,
                                                 -------------------------------------
                                                     2000          1999          1998
                                                 -----------    -----------    -------
      From continuing operations
         Federal                                 ($    9,566)   $    11,832    $    --
         State                                            --          3,918         --
                                                 -----------    -----------    -------
         Income tax (benefit)                    ($    9,566)   $    15,750    $    --
                                                 ===========    ===========    =======

                                                               Years Ended
                                                               December 31,
                                                 -------------------------------------
                                                     2000          1999          1998
                                                 -----------    -----------    -------
      From discontinued operations
         Federal                                 $ 2,840,000    $  (141,532)   $    --
         Benefit due to the utilization of net
             operating loss carryovers            (2,840,000)            --         --
                                                 -----------    -----------    -------
         Income tax (benefit)                    $        --    $  (141,532)   $    --
                                                 ===========    ===========    =======

      The income tax benefit from discontinued operations for the year ended December 31, 1999 resulted from an audit by the Internal Revenue Service of the Company's tax returns for the years ended May 31, 1993 through May 31, 1998.

      The following table reconciles the Company's effective income tax rate on
(loss) income from continuing operations to the Federal Statutory Rate for the years ended December 31, 2000, 1999 and 1998:

                                                               Years Ended
                                                               December 31,
                                                 -------------------------------------
                                                    2000           1999         1998
                                                 -----------    -----------    -------
      Federal Statutory Rate                           (34.0)%         34.0%     (34.0)%
      Effect of:
         Tax rates                                      15.6          (12.0)        --
         Depreciation carryforward                      (4.1)
         Other                                           4.0           (5.0)
         Valuation allowance against deferred
           tax assets                                    3.3                      34.0
                                                 -----------    -----------    -------
                                                       (11.1)%         12.9%         0%
                                                 ===========    ===========    =======

      The Company paid no income taxes for the years ended December 31, 2000, 1999 and 1998.

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carrybacks. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                  December 31,      December 31,
                                                     2000               1999
                                                  -----------       -----------
Deferred tax assets:
     Net operating loss carryforward              $ 6,339,000       $ 9,179,000
                                                  -----------       -----------

Gross  deferred tax assets                          6,339,000         9,179,000
Less: valuation allowance                          (6,339,000)       (9,179,000)
                                                  -----------       -----------

Deferred tax asset                                $        --       $        --
                                                  ===========       ===========

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. As of December 31, 2000, the Company has a net operating loss carryforward of approximately $18.6 million for federal income tax purposes which expires in 2014. The Company believes that it has acted properly in application of the tax laws that have resulted in its net operating loss carryforward. The requirements of the Internal Revenue Code and related regulations, rulings, judicial authority and practice are subject to different interpretations. The utilization of the net operating loss carryforward may be limited by, among other things, shareholder changes including the possible issuance by the Company of additional shares in one or more financings or acquisitions.

Note 7 - Commitments and Contingencies

Leases

      The Company is obligated under noncancellable operating leases for premises expiring at various dates through January 2004. Future minimum lease payments are $47,000, $37,000, $21,000 and $2,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. Rent expense for the years ended December 31, 2000, 1999 and 1998 for continuing operations was $18,000, $10,000 and $10,000, respectively. Rent expense for the years ended December 31, 2000, 1999 and 1998 for discontinued operations was $9,000, $72,000 and $511,000, respectively.

401(k) Plan

      Through December 2000, the Company was obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the years ended December 31, 2000, 1999 and 1998 was approximately $5,000, $5,000 and $49,000, respectively.
The Plan was terminated effective December 31, 2000.

Other Agreements

      The Company has an employment agreements with Messrs. Wachtel, the President, and Wunderlich, the Executive Vice President and Chief Financial Officer of the Company, who are also stockholders. The agreements expire in 2003 and provides for minimum annual compensation of $175,000 and $75,000, respectively.

Litigation

      The Company is not presently involved in any material litigation.

Note 8 - Stockholders' Equity

Common Stock

      The Company's Reorganization Plan, which was confirmed in December 2000, increased the number of authorized shares from 20 million to 100 million and changed the par value from $ 0.01 to $ 0.001 per share.

Stock Bonus Plan

      The Company, in 1987 and 1995, issued 410,000 and 15,000 shares, respectively, of common stock pursuant to a restricted stock bonus plan to key executives, directors and consultants.

      These shares were scheduled to vest ratably every two years over a period of 30 years. The unvested portion was subject, upon the occurrence of certain events, to either forfeiture or accelerated vesting. Such shares were recorded at their estimated fair market value at the date of the grant as determined by the Board of Directors and are charged as compensation expense ratably over the vesting period. During 1998, 23,000 shares were forfeited. As of December 31, 1999, 161,000 of such shares had vested and 219,000 remained subject to forfeiture. In December 2000 in conjunction with the acquisition of Sunteck and pursuant to the provisions regarding acceleration, the remaining 219,000 vested.

Warrants

      In connection with the $2,016,536 Class B Notes issued in October 1996, the Company issued three year warrants to purchase 159,095 shares of Common Stock at a per share price of $2.70. These warrants were cancelled in December 2000 pursuant to the Company's Reorganization Plan.

      In connection with the $100 million credit facility provided by CSFB in December 1996, the Company issued 3 year warrants to purchase 125,000 shares of Common Stock at a per share price of $3.70. In connection with the final settlement with CSFB in November 1998, these warrants were canceled and replaced with new warrants to purchase 1,482,467 shares of the Common Stock at a per share price of $ .03. These warrants were cancelled in December 2000 pursuant to the Company's Reorganization Plan.

Stock Option Plans

      The Company has six stock option plans, its 1985 Plan, 1986 Plan, 1989 Plan, 1992 Plan, 1997 Plan and 1999 Plan (collectively the "Plans"). The Company accounts for these Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these Plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                         2000           1999           1998
                                       ----------   -----------    ------------
         Net (loss) income:
           As reported                 $9,389,924   $(1,032,926)   $ (9,936,976)
           Pro forma                   $9,389,924   $(1,035,853)   $(10,066,127)

         (Loss) earnings per share:
           As reported                       $.48        $(0.06)          $(.56)
           Pro forma                         $.48        $(0.06)          $(.56)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1986 Plan or the 1989 Plan. At December 31, 2000, options to purchase 995,000 shares of Common Stock were exercisable pursuant to the Plans.

      Weighted average fair value of options granted:

                  1999                       $  .03

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted assumptions used for grants in 1999 and 1997, respectively: risk-free interest rates of 6.00 and 6.52 percent; expected lives of 4 years for all options granted; expected volatility of 161.8 and 33.0 percent. There were no grants in 2000 or 1998.

      Option activity for the years ended December 31, 2000, 1999 and 1998 was as follows:

                                                 Number of    Weighted Average
                                                  Shares       Exercise Price
                                                 ---------    ---------------
Outstanding at January 1, 1998                   1,244,833            2.36

Forfeited during the year                         (749,833)           2.24
                                                 ---------        --------

Outstanding at December 31, 1998 (1)               495,000             .10
Granted during the year                            500,000             .10
                                                 ---------        --------

Outstanding at December 31, 1999 and 2000          995,000        $    .10
                                                 ---------        --------

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

      Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, loans payable and convertible subordinated debentures are carried at amounts which reasonably approximate fair value.

      Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for the purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note 10 - Quarterly Results of Operations (Unaudited)

                                                     Year Ended December 31, 2000
                                                             Quarter Ended
                                     ---------------------------------------------------------------
                                        Mar 31          June 30           Sep 30          Dec 31
                                     ------------     ------------     ------------     ------------
Revenues                             $    693,422     $    824,271     $    687,439     $  1,183,601
                                     ------------     ------------     ------------     ------------

(Loss) income from continuing
      operations                     $    (25,554)    $    (19,689)    $     14,653     $    (50,432)
Extraordinary item - gain on debt
      extinguishments                     (70,927)         (20,850)          (1,567)      10,583,129
Loss from discontinued
      operations                         (338,410)        (301,735)        (266,015)        (112,679)
                                     ------------     ------------     ------------     ------------
Net (loss) income                    $   (434,891)    $   (342,274)    $   (252,929)    $ 10,420,018
                                     ============     ============     ============     ============

Basic per share data:
(Loss) income from continuing
      operations                     $        .00     $        .00     $        .00     $        .00
(Loss) income from discontinued
      operations                             (.02)            (.02)            (.01)             .51
                                     ------------     ------------     ------------     ------------
Net (loss) income                    $       (.02)    $       (.02)    $       (.01)    $        .51
                                     ============     ============     ============     ============

Diluted per share data:
(Loss) income from continuing
      operations                     $        .00     $        .00     $        .00     $        .00
(Loss) income from discontinued
      operations                             (.02)            (.02)            (.01)             .50
                                     ------------     ------------     ------------     ------------
Net (loss) income                    $       (.02)    $       (.02)    $       (.01)    $        .50
                                     ============     ============     ============     ============

                                                     Year Ended December 31, 1999
                                                             Quarter Ended
                                     -----------------------------------------------------------
                                        Mar 31         June 30          Sep 30          Dec 31
                                     -----------     -----------     -----------     -----------
Revenues                             $   927,978     $   884,400     $   884,557     $   760,144
                                     -----------     -----------     -----------     -----------

Income from continuing operations    $    33,091     $     3,522     $     8,394     $    31,150
(Loss) income from discontinued
      operations                        (479,618)       (541,046)       (304,782)        216,363(1)
                                     -----------     -----------     -----------     -----------
Net (loss) income                    $  (446,527)    $  (537,524)    $  (296,388)    $   247,513
                                     ===========     ===========     ===========     ===========

Basic  per share data:
(Loss) income from continuing
      operations                     $       .00     $       .00     $       .00     $       .00
(Loss) income from discontinued
      operations                            (.03)           (.03)           (.02)            .01
                                     -----------     -----------     -----------     -----------
Net (loss) income                    $      (.03)    $      (.03)    $      (.02)    $       .01
                                     ===========     ===========     ===========     ===========

Diluted per share data:
(Loss) income from continuing
      operations                     $       .00     $       .00     $       .00     $       .00
(Loss) income from discontinued
      operations                            (.02)           (.02)           (.02)            .01
                                     -----------     -----------     -----------     -----------
Net (loss) income                    $      (.02)    $      (.03)    $      (.02)    $       .01
                                     ===========     ===========     ===========     ===========

(1) Income from discontinued operations for the quarter ended December 31, 1999 is primarily the result of the write-off of the investment in and advances to former subsidiary.