Form 10QSB
period 2001-03-31
AUTOINFO INC
filed 2001-05-14
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: MARCH 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from ______________ to ___________________

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

               6401 Congress Ave., Suite 230, Boca Raton, FL 33487
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (561) 988-9456
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of May 11, 2001:

               27,297,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

           Balance Sheets
             March 31, 2001 (unaudited) and December 31, 2000 (audited)..... 3

           Statements of Operations (unaudited)
             Three months ended March 31, 2001 and 2000..................... 4

           Statements of Cash Flows (unaudited)
             Three months ended March 31, 2001 and 2000..................... 5

           Notes to Unaudited Financial Statements.......................... 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 10

Part II.   Other Information............................................... 14

Signatures................................................................. 15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,         December 31,
                                                          2001              2000
                                                      ------------      -------------
                                                       Unaudited          Audited
ASSETS

Cash                                                  $    523,000      $    725,000
Short-term investments                                     186,000           216,000
Accounts receivable                                      1,019,000           720,000
Other current assets                                        96,000            67,000
                                                      ------------      ------------

                                                         1,824,000         1,728,000

Fixed assets, net of depreciation                           27,000            12,000
                                                      ------------      ------------

                                                      $  1,851,000      $  1,740,000
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                     $     51,000      $    101,000
     Accounts payable and accrued liabilities            1,054,000           805,000
                                                      ------------      ------------
          Total liabilities                              1,105,000           906,000
                                                      ------------      ------------

Convertible subordinated debentures                        575,000           575,000
                                                      ------------      ------------

Stockholders' Equity
  Common stock - authorized 100,000,000
  shares
       $.001 par value; issued and outstanding -
       27,298,000 shares as of March 31, 2001 and
       December 31, 2000                                    27,000            27,000
    Additional paid-in capital                          18,015,000        18,015,000
    Retained deficit                                   (17,871,000)      (17,783,000)
                                                      ------------      ------------
       Total stockholders' equity                          171,000           259,000
                                                      ------------      ------------

                                                      $  1,851,000      $  1,074,000
                                                      ============      ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,

                                                     2001               2000
                                                ------------       ------------

Revenues                                        $  1,487,000       $    693,000
                                                ------------       ------------

Costs and expenses:
   Direct freight                                  1,201,000            516,000
   Commissions                                       104,000             64,000
   Operating expenses                                267,000            142,000
   Depreciation                                        3,000                 --
                                                ------------       ------------
       Total operating expenses                    1,575,000            722,000
                                                ------------       ------------

Loss from continuing operations
   before income taxes                               (88,000)           (29,000)
Income tax benefit                                        --             (4,000)
                                                ------------       ------------

Loss from continuing operations                      (88,000)           (25,000)

Loss from discontinued operations                         --           (410,000)
                                                ------------       ------------

Net loss                                        $    (88,000)      $   (435,000)
                                                ============       ============

Basic and diluted net loss per share:                  ($.00)             ($.02)
                                                ------------       ------------

Weighted average number of common
   and common equivalent shares                   27,298,000         18,482,000
                                                ------------       ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          2001           2000
                                                       ---------      ---------
Cash flows from operating activities:
Net loss                                               $ (88,000)     $(435,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                         3,000          3,000
Changes in assets and liabilities:
     Accounts receivable                                (298,000)       107,000
     Other assets                                        (30,000)         1,000
     Accounts payable and accrued liabilities            249,000        129,000
                                                       ---------      ---------

Net cash used in operating activities                   (164,000)      (195,000)
                                                       ---------      ---------

Cash flows from investing activities:
     Capital expenditures                                (18,000)
     Proceeds from sale of short-term investments         30,000             --
                                                       ---------      ---------
Net cash provided by investing activities                 12,000             --
                                                       ---------      ---------

Cash flows from financing activities:
     Decrease in borrowings, net                         (50,000)            --
                                                       ---------      ---------
Net cash used in financing activities                    (50,000)            --
                                                       ---------      ---------

Net decrease in cash                                    (202,000)      (195,000)
Cash at beginning of period                              725,000        637,000
                                                       ---------      ---------

Cash at end of period                                  $ 523,000      $ 442,000
                                                       =========      =========

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business", and "Certain Factors That May Affect Future Growth," under
Part I, Item 1, of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

      On June 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, and it's wholly owned subsidiary, Ubidfreight.com, in exchange, upon closing, for 10 million shares of AutoInfo Common Stock, which constituted approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under the Reorganization Plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the Bankruptcy Court, approval of the Disclosure Statement by AutoInfo's unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of additional financing.

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

      On August 1, 2000, the Company announced that the Reorganization Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of AutoInfo's merger with Sunteck.

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated June 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000.

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

Short-term Investments

      Short-term investments as of March 31, 2001 consist of marketable securities. Investments were carried at market value as of March 31, 2000.

Fixed Assets

      Fixed assets as of March 31, 2001, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were excluded from the calculation as they were antidilutive for the periods presented.

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

Note 2 - Business Acquisition

      On December 7, 2000, the Company, in a merger transaction, acquired Sunteck in exchange for 10 million shares of AutoInfo common stock. The acquisition has been accounted for under the pooling of interest method of accounting and accordingly, the accompanying financial statements are presented on a combined basis as if the acquisition occurred on January 1, 2000.

Note 3 - Discontinued Operations

      During 1998, the Company ceased to operate as a specialty consumer finance company and discontinued its operations. On December 7, 2000 based upon the acquisition of Sunteck, the Company commenced operations as a full service third party transportation logistics provider. Accordingly, the results of operations of the Company prior to the date of acquisition of Sunteck have been categorized as discontinued operations.

Summarized results of operations and financial position data of the discontinued operations are as follows:

                                                                    Period from
                                                                     January 1,
                                                                   through March
                                                                      31, 2000
                                                                   -------------
Results of Operations:
   Revenues                                                          $  18,000
                                                                     ---------
   Loss before tax benefit                                            (410,000)
   Income tax benefit                                                       --
                                                                     ---------
   Loss from discontinued operations                                 $(410,000)
                                                                     =========

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

      On June 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, and it's wholly owned subsidiary, Ubidfreight.com, in exchange, upon closing, for 10 million shares of AutoInfo Common Stock, which constituted approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under the Reorganization Plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the Bankruptcy Court, approval of the Disclosure Statement by AutoInfo's unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of additional financing.

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

      On August 1, 2000, the Company announced that the Reorganization Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of AutoInfo's merger with Sunteck.

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated June 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Revenues

      Revenues consisting of freight fees and other related services revenue totaled $1,487,000 for the three month period ended March 31, 2001 as compared with $693,000 in the prior year period. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $1,201,000 for the three month period ended March 31, 2001 as compared with $516,000 in the prior year period. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan and lower gross margins on certain incremental revenue.

      Commissions totaled $104,000 for the three month period ended March 31, 2001 as compared with $64,000 in the prior year period. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      Operating expenses totaled $267,000 for the three month period ended March 31, 2001 as compared with $142,000 in the prior year period. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      Depreciation on totaled $3,000 for the three month period ended March 31, 2001. There was no depreciation for the three month period ended March 31, 2000.

Income tax benefit

      Income tax benefit of $4,000 for the three month period ended March 31, 2000 relates to the operating results of Sunteck prior to the date of acquisition.

Loss from continuing operations

      The loss from continuing operations totaled $88,000 for the three month period ended March 31, 2001 as compared with $29,000 in the prior year period. This increase is the directly related to costs associated with the expansion of operations in furtherance of the implementation of the Company's strategic business growth plan, and lower gross margins on certain incremental revenue.

Discontinued operations

      The loss from discontinued operations totaled $410,000 for the three month period ended March 31, 2000, reflecting our operating results prior to the merger with Sunteck and consisted primarily of interest expense of $233,000 and general and administrative expenses.

Net income (loss)

      Net loss totaled $88,000 for the three month period ended March 31, 2001 as compared with $435,000 in the prior year period. The decrease is primarily related to the loss from discontinued operations in the prior year period.

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

      Our operations to date have not been profitable. As of March 31, 2001, we had an accumulated deficit of $17.9 million. We expect to continue operating at a loss during the current fiscal year as we implement our new business plan. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as general and administrative expenses. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At March 31, 2001, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

      At March 31, 2001, we had liquid assets of approximately $709,000.

      The total amount of debt outstanding as of March 31, 2001 was $626,000. This following table presents our debt instruments and their weighted average interest rates as of March 31, 2001:

                                                                        Weighted
                                                                         Average
                                                        Balance           Rate

Subordinated Debt                                      $575,000           12.0%
Other Debt                                             $ 51,000           25.6%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended March 31, 2001.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 6: Inapplicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                              AUTOINFO, INC.
                                               (Registrant)


                                 --------------------------------------
                                        /s/ William I. Wunderlich
                                 --------------------------------------
                                          William I. Wunderlich
                                 Executive Vice President and Principal
                                            Financial Officer

Date: May 11, 2001