Form 10QSB
period 2001-06-30
AUTOINFO INC
filed 2001-08-14
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended:        JUNE 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from ______________ to _________________

                         Commission File Number: 0-14786

                                 AUTOINFO, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        13-2867481
--------------------------------------------------------------------------------
(State or other jurisdiction or                 (I.R.S. Employer Identification
 of incorporation organization)                             number)

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of August 13, 2001:

               27,297,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

Transitional Small Business Format

                                 YES |_| NO |X|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

        Balance Sheets
          June 30, 2001 (unaudited) and December 31, 2000 (audited) .......  3

        Statements of Operations (unaudited)
          Three and six months ended June 30, 2001 and 2000 ...............  4

        Statements of Cash Flows  (unaudited)
          Three and six months ended June 30, 2001 and 2000 ...............  5

        Notes to Unaudited Financial Statements ...........................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................... 10

Part II. Other Information ................................................ 14

Signatures ................................................................ 15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    Unaudited        Audited
ASSETS

Cash                                               $    473,000    $    725,000
Short-term investments                                   55,000         216,000
Accounts receivable                                     976,000         720,000
Other current assets                                     88,000          67,000
                                                   ------------    ------------

                                                      1,592,000       1,728,000

Fixed assets, net of depreciation                        29,000          12,000
                                                   ------------    ------------

                                                   $  1,621,000    $  1,740,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Loan payable                                    $         --    $    101,000
   Accounts payable and accrued liabilities             869,000         805,000
                                                   ------------    ------------
      Total liabilities                                 869,000         906,000
                                                   ------------    ------------

Convertible subordinated debentures                     575,000         575,000
                                                   ------------    ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
    $.001 par value; issued and outstanding -
    27,298,000 shares as of June 30, 2001 and
    December 31, 2000                                    27,000          27,000
  Additional paid-in capital                         18,015,000      18,015,000
  Retained deficit                                  (17,865,000)    (17,783,000)
                                                   ------------    ------------
    Total stockholders' equity                          177,000         259,000
                                                   ------------    ------------

                                                   $  1,621,000    $  1,074,000
                                                   ============    ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Six Months Ended             Three Months Ended
                                               June 30,                      June 30,

                                        2001            2000            2001            2000
                                    ------------    ------------    ------------    ------------
Revenues                            $  3,276,000    $  1,518,000    $  1,794,000    $    825,000
                                    ------------    ------------    ------------    ------------

Costs and expenses:
 Direct freight                        2,629,000       1,109,000       1,428,000         593,000
 Commissions                             243,000         169,000         139,000         105,000
 Operating expenses                      503,000         276,000         236,000         134,000
 Depreciation                              5,000              --           2,000              --
 (Gain) loss on investments              (22,000)         18,000         (17,000)         18,000
                                    ------------    ------------    ------------    ------------
   Total operating expenses            3,358,000       1,572,000       1,788,000         850,000
                                    ------------    ------------    ------------    ------------

(Loss) income from continuing
   operations before income taxes        (82,000)        (54,000)          6,000         (25,000)
ncome tax (benefit)                           --          (8,000)             --          (4,000)
                                    ------------    ------------    ------------    ------------

(Loss) income from continuing
   operations                            (82,000)        (46,000)          6,000         (19,000)

Loss from discontinued operations             --        (732,000)             --        (323,000)
                                    ------------    ------------    ------------    ------------

Net (loss) income                   $    (82,000)   $   (778,000)   $      6,000    $   (342,000)
                                    ============    ============    ============    ============

Basic and diluted net (loss)
  income per share:                        $(.00)          $(.04)   $        .00           $(.02)
                                    ============    ============    ============    ============

Weighted average number of
  common and common
  equivalent shares                   27,298,000      18,482,000      27,298,000      18,482,000
                                    ------------    ------------    ------------    ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2001          2000
                                                        ---------     ---------
Cash flows from operating activities:
Net loss                                                $ (82,000)    $(778,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             5,000         8,000
  (Gain) loss on sales of securities                      (10,000)       18,000
  Net unrealized holding gain                              (4,000)
Changes in assets and liabilities:
  Accounts receivable                                    (256,000)       24,000
  Other assets                                            (21,000)        2,000
  Accounts payable and accrued liabilities                 64,000       531,000
                                                        ---------     ---------

Net cash used in operating activities                    (304,000)     (195,000)
                                                        ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                    (22,000)
  Proceeds from sale of short-term investments            175,000        28,000
                                                        ---------     ---------
Net cash provided by investing activities                 153,000        28,000
                                                        ---------     ---------

Cash flows from financing activities:
  Decrease in borrowings, net                            (101,000)           --
                                                        ---------     ---------
Net cash used in financing activities                    (101,000)           --
                                                        ---------     ---------

Net decrease in cash                                     (252,000)     (167,000)
Cash at beginning of period                               725,000       637,000
                                                        ---------     ---------

Cash at end of period                                   $ 473,000     $ 470,000
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

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated June 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and is being used for working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000.

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

Short-term Investments

      Short-term investments as of June 30, 2001 consist of marketable securities. Investments were carried at market value as of June 30, 2000.

Fixed Assets

      Fixed assets as of June 30, 2001, consisting primarily of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Net (Loss) Income Per Share

      Basic (loss) income per share is based on net (loss) income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were excluded from the calculation as they were antidilutive for the periods presented.

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

Summarized results of operations and financial position data of the discontinued operations are as follows:

                                              Period from         Period from
                                              January 1,           April 1,
                                            through June 30,    through June 30,
                                                  2000                2000
                                            ----------------    ----------------

Results of Operations:
     Revenues                                 $    32,000         $    14,000
                                              -----------         -----------
     Loss before tax benefit                     (732,000)           (323,000)
     Income tax benefit                                --                  --
                                              -----------         -----------
     Loss from discontinued operations        $  (732,000)        $  (323,000)
                                              ===========         ===========

Note 4- Short-Term Investments

      At June 30, 2001 and 2000, short-term investments, consisting primarily of marketable securities, are classified as trading securities and are reported at fair market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur.

      Investment return is summarized as follows:

                                      Six Months Ended               Three Month Ended
                                          June 30,                         June 30,
                                   2001             2000             2001             2000
                                 --------         --------         --------         --------
Continuing operations:

   Unrealized gain               $  4,000         $     --         $  7,000         $     --
   Gain (loss) on sale of
       securities                  10,000          (18,000)           8,000          (18,000)
   Dividends                        8,000               --            2,000               --
                                 --------         --------         --------         --------
                                 $ 22,000         $(18,000)        $ 17,000         $(18,000)
                                 ========         ========         ========         ========

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

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated June 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and is being used for working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Results of Operations

Three and Six Month Periods Ended June 30, 2001 and 2000

Revenues

      Revenues consisting of freight fees and other related services revenues totaled $1,794,000 and $3,276,000, respectively, for the three and six month periods ended June 30, 2001 as compared with $825,000 and $1,518,000, respectively, in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $1,428,000 and $2,269,000, respectively, for the three and six month periods ended June 30, 2001 as compared with $593,000 and $1,109,000, respectively, in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan and lower gross margins on certain incremental revenue.

      Commissions totaled $139,000 and $243,000, respectively, for the three and six month periods ended June 30, 2001 as compared with $105,000 and $169,000, respectively, in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      Operating expenses totaled $236,000 and $503,000, respectively, for the three and six month periods ended June 30, 2001 as compared with $134,000 and $276,000, respectively, in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      Depreciation totaled $2,000 and $5,000, respectively, for the three and six month periods ended June 30, 2001. There was no depreciation for the three and six month periods ended June 30, 2000.

      (Gain) loss on investments of ($17,000) and ($22,000), respectively, for the three and six month periods ended June 30, 2001 as compared with a net losses of $18,000 and $18,000, respectively, in the prior year periods consisted of the gain or loss on the sale of marketable securities, the unrealized holding gain on trading securities and dividends.

Income tax benefit

      Income tax benefit of $4,000 and $8,000, respectively, for the three and six month periods ended June 30, 2000 relates to the operating results of Sunteck prior to the date of acquisition.

(Loss) income from continuing operations

      Income from continuing operations totaled $6,000 for the three month period ended June 30, 2001 as compared with a loss of $25,000 in the prior year period. The loss form operations was $11,000 for the three month period ended June 30, 2001 as compared with a loss of $7,000 in the prior year period. The gain on investments was $17,000 for the three month period ended June 30, 2001, as compared with loss on investments of $18,000 in the prior year period.

      Loss from continuing operations before the gain from investing activities totaled $104,000 for the six months period ended June 30, 2001 as compared with losses of $36,000 in the prior year period. This net increase directly related to costs associated with the expansion of operations in furtherance of the implementation of the Company's strategic business growth plan and lower gross margins on certain incremental revenue. The gain on investments was $22,000 for the six month period ended June 30, 2001 as compared with loss on investments of $18,000 in the prior year period.

Discontinued operations

      The loss from discontinued operations totaled $323,000 and $732,000 for the three and six month periods ended June 30, 2000, reflecting our operating results prior to the merger with Sunteck and consisted primarily of interest expense of $233,000 and general and administrative expenses.

Net (loss) income

      Net income totaled $6,000 for the three month period ended June 30, 2001 as compared with a loss of $342,000 in the prior year period. The decrease is primarily related to the loss from discontinued operations of $323,000 in the prior year period. Net loss totaled $82,000 for the six month period ended June 30, 2001 as compared with a loss of $778,000 in the prior year period. The decrease is primarily related to the loss from discontinued operations of $732,000 in the prior year period.

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

      Our operations to date have not been profitable. As of June 30, 2001, we had an accumulated deficit of $17.9 million. We expect to continue operating at a loss during the current fiscal year as we implement our new business plan. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as general and administrative expenses. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At June 30, 2001, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

      At June 30, 2001, we had liquid assets of approximately $528,000.

      The total amount of debt outstanding as of June 30, 2001 was $575,000. This following table presents our debt instruments and their weighted average interest rates as of June 30, 2001:

                                                     Weighted
                                                      Average
                                      Balance          Rate

Subordinated Debt                    $575,000          12.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended June 30, 2001.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 6: Inapplicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 AUTOINFO, INC.
                                  (Registrant)


              ---------------------------------------------------
                            /s/ William I. Wunderlich
              ---------------------------------------------------
                              William I. Wunderlich
                     Executive Vice President and Principal
                                Financial Officer

Date: August 10, 2001