Form 10QSB
period 2001-09-30
AUTOINFO INC
filed 2001-11-09
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended: SEPTEMBER 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from ______________ to ____________________

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of November 9, 2001:

               27,297,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1.     Consolidated Financial Statements:                                     Page
            Balance Sheets
              September 30, 2001 (unaudited) and December 31, 2000 (audited) .      3

            Statements of Operations (unaudited)
              Three and nine months ended September 30, 2001 and 2000 ........      4

            Statements of Cash Flows  (unaudited)
              Three and nine months ended September 30, 2001 and 2000 ........      5

            Notes to Unaudited Financial Statements ..........................      6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................     11

Part II. Other Information ...................................................     15

Signatures ...................................................................     16

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,     December 31,
                                                               2001             2000
                                                          -------------     ------------
                                                            Unaudited         Audited
ASSETS

Current assets
     Cash                                                 $    914,000      $    725,000
     Short-term investments                                     14,000           216,000
     Accounts receivable                                     1,169,000           720,000
     Other current assets                                       79,000            67,000
                                                          ------------      ------------

          Total current assets                               2,176,000         1,728,000

Fixed assets, net of depreciation                               37,000            12,000
                                                          ------------      ------------

                                                          $  2,213,000      $  1,740,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                         $    500,000      $    101,000
     Accounts payable and accrued liabilities                  947,000           805,000
                                                          ------------      ------------
          Total current liabilities                          1,447,000           906,000
                                                          ------------      ------------

Convertible subordinated debentures                            575,000           575,000
                                                          ------------      ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       27,298,000 shares as of September 30, 2001 and
       December 31, 2000                                        27,000            27,000
     Additional paid-in capital                             18,015,000        18,015,000
     Retained deficit                                      (17,851,000)      (17,783,000)
                                                          ------------      ------------
          Total stockholders' equity                           191,000           259,000
                                                          ------------      ------------

                                                          $  2,213,000      $  1,740,000
                                                          ============      ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Nine Months Ended                 Three Months Ended
                                                 September 30,                      September 30,

                                            2001              2000             2001             2000
                                        ------------      ------------      -----------     ------------
Revenues                                $  5,317,000      $  2,205,000      $ 2,041,000     $    687,000
                                        ------------      ------------      -----------     ------------

Costs and expenses:
   Direct freight                          4,235,000         1,601,000        1,606,000          492,000
   Commissions                               423,000           234,000          180,000           65,000
   Operating expenses                        748,000           389,000          240,000          113,000
   (Gain) loss on investments                (22,000)           18,000               --               --
                                        ------------      ------------      -----------     ------------
       Total operating expenses            5,384,000         2,242,000        2,026,000          670,000
                                        ------------      ------------      -----------     ------------

(Loss) income from continuing
     operations before income taxes          (67,000)          (37,000)          15,000           17,000
Income tax (benefit)                              --            (6,000)              --            2,000
                                        ------------      ------------      -----------     ------------

(Loss) income from continuing
     operations                              (67,000)          (31,000)          15,000           15,000

Loss from discontinued operations                 --        (1,000,000)              --         (268,000)
                                        ------------      ------------      -----------     ------------

Net (loss) income                       $    (67,000)     $ (1,031,000)     $    15,000     $   (253,000)
                                        ============      ============      ===========     ============

Basic and diluted net (loss)
     income per share:                  $       (.00)     $       (.06)     $       .00     $       (.01)
                                        ============      ============      ===========     ============

Weighted average number of
     common and common
     equivalent shares                    27,298,000        18,482,000       27,298,000       18,482,000
                                        ------------      ------------      -----------     ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        2001            2000
                                                     ---------      -----------
Cash flows from operating activities:
Net loss                                             $ (67,000)     $(1,031,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       8,000           11,000
     Gain on sales of securities                       (10,000)         (26,000)
     Net unrealized holding gain                        (4,000)         (31,000)
Changes in assets and liabilities:
     Accounts receivable                              (449,000)           9,000
     Other assets                                      (13,000)           8,000
     Accounts payable and accrued liabilities          142,000          790,000
                                                     ---------      -----------

Net cash used in operating activities                 (393,000)        (270,000)
                                                     ---------      -----------

Cash flows from investing activities:
     Capital expenditures                              (33,000)              --
     Redemption of short-term investments              216,000          306,000
     Purchases of short-term investments                    --          (46,000)
                                                     ---------      -----------
Net cash provided by investing activities              183,000          260,000
                                                     ---------      -----------

Cash flows from financing activities:
     Proceeds of loan payable                          500,000
     Decrease in borrowings, net                      (101,000)              --
                                                     ---------      -----------
Net cash provided by financing activities              399,000               --
                                                     ---------      -----------

Net increase (decrease) in cash                        189,000          (10,000)
Cash at beginning of period                            725,000          637,000
                                                     ---------      -----------

Cash at end of period                                $ 914,000      $   627,000
                                                     =========      ===========

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

      On June 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, in exchange, upon closing, for 10 million shares of AutoInfo Common Stock, which constituted approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under the Reorganization Plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the Bankruptcy Court, approval of the

Disclosure Statement by AutoInfo's unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of additional financing.

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

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated September 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the financial statement and footnotes thereto included in the Company's report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      The Company recognizes revenues at the time goods are picked up at a customer's location.

Provision for Doubtful Accounts

      The Company has established an allowance for doubtful accounts based upon historical trends.

Short-term Investments

      Short-term investments as of September 30, 2001 consisted of marketable securities. Investments were carried at market value as of September 30, 2001 and 2000.

Fixed Assets

      Fixed assets as of September 30, 2001, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were excluded from the calculation as they were antidilutive for the periods presented.

Use of Estimates

      The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The Company believes that all such assumptions are reasonable and that all estimates are adequate, however, actual results could differ from those estimates.

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

Summarized results of operations and financial position data of the discontinued operations are as follows:

                                                 Period from      Period from
                                                 January 1,         July 1,
                                                  through           through
                                                September 30,     September 30,
                                                     2000             2000
                                                -------------     -------------

Results of Operations:
   Revenues                                      $    43,000        $  10,000
                                                 -----------        ---------
   Loss before tax benefit                        (1,000,000)        (268,000)
   Income tax benefit                                     --               --
                                                 -----------        ---------
   Loss from discontinued operations             $(1,000,000)       $(268,000)
                                                 ===========        =========

Note 4- Short-Term Investments

      At September 30, 2001 and 2000, short-term investments, consisting primarily of marketable securities, are classified as trading securities and are reported at fair market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities based upon the fair market value as of the balance sheet date, if material, would be included in earnings in the period in which they occur.

      Investment return is summarized as follows:

                                      Nine Months Ended      Three Month Ended
                                        September 30,          September 30,
                                      2001         2000        2001     2000
                                   --------      --------      ----     ----
Continuing operations:
     Unrealized gain               $  4,000      $     --      $ --     $ --
     Gain (loss) on sale of
       securities                    10,000       (18,000)       --       --
     Dividends                        8,000            --        --       --
                                   --------      --------      ----     ----
                                   $ 22,000      $(18,000)     $ --     $ --
                                   ========      ========      ====     ====

Note 5 - Loan Payable

      In August 2001, the Company obtained a $500,000 loan from a related party secured by accounts receivable. The loan provides for interest at 17% per annum and matures in August 2002.

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

      On June 22, 2000, the Company entered into a Merger Agreement with Sunteck Transport, Inc. ("Sunteck"), a full service third party transportation logistics provider, in exchange, upon closing, for 10 million shares of AutoInfo Common Stock, which constituted approximately 37% of the proposed outstanding Common Stock of reorganized AutoInfo under the Reorganization Plan. The consummation of the transaction was contingent upon, among other things, the approval of the Merger Agreement and AutoInfo's Disclosure Statement by the Bankruptcy Court, approval of the Disclosure Statement by AutoInfo's unsecured creditor class, the entry of an order confirming the Reorganization Plan and the securing of additional financing.

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

      On December 7, 2000, the Company announced that it obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures") and had consummated the acquisition of Sunteck pursuant to the Merger Agreement dated September 22, 2000. As a result, the Reorganization Plan, conditionally confirmed by the Bankruptcy Court on August 1, 2000, became effective without further action by the Court. The $575,000 financing was provided by certain officers, directors and other parties and will be used as working capital to support planned business expansion. The Debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. Harry Wachtel, President of Sunteck, became President and Chief Executive Officer of AutoInfo and William Wunderlich became Executive Vice President and Chief Financial Officer. In addition, the Board of Directors was reconstituted to include Harry M. Wachtel (Chairman), Mark Weiss, Thomas Robertson and Peter Einselen.

      All documents on file in our bankruptcy proceeding, case no. 00-10368, including the Sunteck merger agreement can be viewed on the Bankruptcy Court's Internet site at: http://ecf.nysb.uscourts.gov/index.html.

Results of Operations

Three and Nine Month Periods Ended September 30, 2001 and 2000

Revenues

      Revenues consisting of freight fees and other related services revenue totaled $2,041,000 and $5,317,000 for the three and nine month periods ended September 30, 2001 as compared with $687,000 and $2,205,000 in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan. The Company presently has twenty sales agents in eleven states as compared with six sales agents in two states as of September 30, 2000.

Costs and expenses

      Direct freight consisting primarily of delivery costs totaled $1,606,000 and $4,235,000 for the three and nine month periods ended September 30, 2001 as compared with $492,000 and $1,601,000 in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan and lower gross margins on certain revenues generated by the Company's new sales agents.

      Commissions totaled $180,000 and $423,000 for the three and nine month periods ended September 30, 2001 as compared with $65,000 and $234,000 in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      Operating expenses totaled $240,000 and $748,000 for the three and nine month periods ended September 30, 2001 as compared with $113,000 and $389,000 in the prior year periods. This increase is directly related to the expansion of operations resulting from the implementation of the Company's strategic business growth plan.

      (Gain) loss on investments, consisting of the gain or loss on the sale of marketable securities, the unrealized holding gain on trading securities and dividends, totaled net gains of $0 and $22,000 for the three and nine month periods ended September 30, 2001 as compared with a net losses of $0 and $18,000 in the prior year periods.

Income tax benefit

      Income tax of $2,000 and the income tax benefit of $6,000 for the three and nine month periods ended September 30, 2000 relate to the operating results of Sunteck prior to the date of acquisition.

(Loss) income from continuing operations

      Income from continuing operations totaled $15,000 for each of the three month periods ended September 30, 2001 and 2000. Revenues increased by 197% to $2,041,000 from $687,000 in the prior year period. This net increase directly related to the expansion of operations in furtherance of the implementation of the Company's strategic business growth plan offset by the cost associated with the expansion and lower gross margins on certain incremental revenue.

      Loss from continuing operations totaled $67,000 for the nine months period ended September 30, 2001 as compared with losses of $31,000 in the prior year period. This net increase directly related to costs associated with the expansion of operations in furtherance of the implementation of the Company's strategic business growth plan, lower gross margins on certain incremental revenue, offset by the gain on investments of $22,000 for the nine month period ended September 30, 2001 as compared with loss on investments of $18,000 in the prior year period.

Discontinued operations

      The loss from discontinued operations totaled $268,000 and $1,000,000 for the three and nine month periods ended September 30, 2000, reflecting our operating results prior to the merger with Sunteck and consisted primarily of interest expense of $233,000 and $700,000 for the three and nine month periods, respectively, and general and administrative expenses.

Net (loss) income

      Net income totaled $15,000 for the three month periods ended September 30, 2001 as compared with a net loss of $253,000 in the prior year period. Net loss totaled $67,000 for the nine month period ended September 30, 2001 as compared with a loss of $1,031,000 in the prior year period. The decrease is directly related to the loss from discontinued operations in the prior year period.

Trends and uncertainties

      In December 2000, as a result of our acquisition of Sunteck, we became a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs. The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' / shippers internal traffic / transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. Since the merger in December 2000, we have had initial success at implementing our business expansion plan and, at present, are represented by twenty sales agents in eleven states. We cannot assure you that we will continue to be able to effectively compete with our competitors in effecting our business expansion plans.

      We reported our first operating profit since the merger with Sunteck in December 2000 for the three months ended September 30, 2001. Our operations for the year-to-date have not been profitable. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as general and administrative expenses. Other factors that could adversely affect our operating results include:

   o  the success of Sunteck in expanding its business operations; and

   o  changes in general economic conditions.

      We cannot assure you that our revenues will continue to increase sufficiently to offset our operating costs or that, even if they do, that our operations we will continue to be profitable.

Liquidity and capital resources

      In August 2001, the Company obtained a $500,000 loan from a related party secured by accounts receivable. The loan provides for interest at 17% per annum and matures in August 2002.

      In addition, at September 30, 2001, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

      At September 30, 2001, we had liquid assets of approximately $928,000.

      The total amount of debt outstanding as of September 30, 2001 was $1,075,000. This following table presents our debt instruments and their weighted average interest rates as of September 30, 2001:

                                         Weighted
                                          Average
                           Balance         Rate

Loan                       $500,000        17.0%
Subordinated Debt          $575,000        12.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended September 30, 2001.

      At this time, the Company has sufficient funds for working capital to continue to implement strategic growth plans and for general corporate purposes. However, we cannot assure you that our revenues will continue to increase sufficiently to offset our operating costs or that, even if they do, that we will have sufficient funds to continue our long-term strategic plan.

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

Date: November 9, 2001