Form 10KSB
period 2001-12-31
AUTOINFO INC
filed 2002-03-27
CIK 351017

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                        --------------------------------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from . . . . . . . to . . . . . . . .

                         Commission File Number 0-14786

                                 AUTOINFO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-2867481
 ------------------------------                     -------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 26, 2002, 27,297,923 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 26, 2002 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.129 on that date) was approximately $2,300,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                             Form 10-K Annual Report
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I ....................................................................    3
   BUSINESS ...............................................................    3
   PROPERTIES .............................................................   10
   LEGAL PROCEEDINGS ......................................................   10
   SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................   10
PART II ...................................................................   11
   PRICE RANGE OF COMMON STOCK ............................................   11
   SELECTED CONSOLIDATED FINANCIAL DATA ...................................   11
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS .................................................   12
   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................   16
   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ...................   16
PART III ..................................................................   17
   DIRECTORS AND EXECUTIVE OFFICERS .......................................   17
   EXECUTIVE COMPENSATION .................................................   18
   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .........   19
   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................   19
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ......................   20
PART IV ...................................................................   21
   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K .................   21

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

                                     PART I

      BUSINESS

                                    Overview

      We are a full service third party transportation logistics provider through our wholly-owned subsidiary Sunteck Transport, Inc. ("Sunteck"). Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      We have full service offices in Florida, New Jersey, Missouri (opened in February 2001) and North Carolina (opened May 2001) and independent sales agents in New York, Georgia, New Jersey, Ohio, Illinois, Washington, Oklahoma, Wisconsin, Kansas, Michigan, South Carolina, and Florida to service our customers' transportation needs. As of March 1, 2002 we had 35 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

                               Company background

      AutoInfo was organized under the laws of the State of Delaware in 1987. During 1998, we ceased to operate as an automobile finance company. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

      As a result, on February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code providing for the issuance of one share of our common stock and a cash payment of $0.03 for each dollar of approximately $9.5 million of outstanding unsecured debt.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck, a full service third party transportation logistics provider, in exchange for, upon closing, 10 million shares of our common stock, which constituted approximately 37% of the proposed outstanding common stock of reorganized AutoInfo under our Chapter 11 reorganization plan. The consummation of the transaction was contingent upon, among other things, (a) the approval of the Merger Agreement and our Disclosure Statement by the United States Bankruptcy Court, (b) the approval of the Disclosure Statement by our unsecured creditor class, (c) the entry of an order confirming the Reorganization Plan and (d) securing additional financing.

      Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its supply chain services include ground transportation coast-to-coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service its customers' needs.

      On June 27, 2000, our Amended Disclosure Statement and Amended Plan of Reorganization (the "Reorganization Plan") were approved by the Bankruptcy Court.

      On August 1, 2000, we announced that the Reorganization Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of the Sunteck merger, which occurred in December 2000.

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

      The market for third party logistics providers, estimated by management to exceed $100 billion per year, is highly fragmented. It is comprised primarily of full service logistics providers, freight brokers, independent sales agents and sales representatives. Sales agents often work out of home based offices or small regional sales offices and affiliate themselves with full service brokers to provide back office services including load dispatching, bonding and licensing, billing, collection and other administrative services. Sales representatives vary from experienced people with years of freight industry experience and established client relationships to telemarketing personnel cold calling shippers and dispatchers.

                             Operations and systems

      We presently process in excess of 1,100 freight orders per month. Our sales agents in Florida, New Jersey, Missouri and North Carolina as well as our independent sales agent / representatives in New York, New Jersey, Georgia, Ohio, Illinois, Washington, Michigan, South Carolina, and Florida receive customers freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      We utilize a state-of-the-art order entry system. All agents are integrated live via Internet access to our database and client server-based system in our Florida corporate headquarters. Orders are entered into a customized freight order and tracking system, which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of the supply chain activity.

                                    Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2001, no customer accounted for more than 10% of our revenues. We receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

      Sunteck has achieved revenue growth through the addition of sales agents and independent sales agent / representatives, the opening of new operations offices in New Jersey, Missouri and North Carolina, an increase in the number of customers serviced and the expansion of logistics and supply chain services provided.

      Each operations office markets our full range of supply chain services to existing customers and pursues new customers within their local markets. We build new customer relationships by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and our sales agents individual knowledge and experience.

      Agents and representatives move their client affiliation to other service providers as a result of financial considerations, location and benefits. We will provide significant advantages and opportunities over traditional small regional third party logistics providers and build a network of operating offices and sales agents.

      Our growth model is focused on adding sales agents in strategic markets. As this agent network is further established and expanded, we believe that significant other opportunities will emerge. Larger sales agents offices often have their own equipment (truck space), which presents the opportunity to maximize available freight and load capacity thereby increasing gross margins above historical levels. In addition, sales representatives will be added to regional operating office sales agent locations to increase market penetration. Since representatives work on a commission basis, this expansion essentially comes at no additional overhead outlay.

      Significant opportunities for expansion and growth also includes strategic alliances with other service freight broker groups. This strategy will enable us to achieve strong regional penetration into new geographical markets and increase back office capabilities to service the agent network.

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

                              Government regulation

      Our industry has long been subject to government legislation and regulation. Over the years, many changes in these laws and regulations have affected the industry and caused changes in the operating practices and the cost of providing transportation services. We cannot predict what effect, if any, legislative and regulatory changes may have on the industry in the future.

      We are licensed by the United States Department of Transportation ("DOT") as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements and the maintenance of a $100,000 contingent cargo insurance policy.

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

We have experienced operating losses in the current and prior years.

      Our operations to date have not been profitable. For the year ended December 31, 2001, we increased gross revenues from $3.4 million to $8.0 million and reduced our loss from continuing operations to $15,000 from $81,000 in the prior year. These losses are primarily attributable to costs associated with scaling up Sunteck's business as well as our general and administrative expenses.

Other factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

      We cannot assure you that our revenues will increase sufficiently to offset our operating costs or that, even if they do, that our operations will continue to be profitable.

Control of customer accounts.

      A substantial portion of our business is originated by our network of independent sales representatives. Most of these sales representatives work with us on a non-exclusive basis. We do not have non-compete or non-solicitation agreements with these representatives. As a result, if sales representatives terminate their affiliation with us or direct their freight business to other logistics providers, our revenue and results of operations could be adversely affected.

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

      Our future success depends, to a great extent, on our ability to successfully market our services. We currently have limited sales and marketing capabilities. Our ability to successfully market our services is further complicated by the fact that our primary markets are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

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

      Our future success depends, in large part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and who is responsible for executing that plan. The loss of Mr. Wachtel would adversely affect our business. At this time we do not have any term "key man" insurance on Mr. Wachtel. If we lose the services of Mr. Wachtel, our business, operations and financial condition would be materially adversely affected.

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

We must attract and retain qualified personnel.

      As we implement our business growth strategy, significant demands will be placed on our managerial, financial and other resources. One of the keys to our future success will be our ability to attract and retain highly qualified marketing, sales and administrative personnel. Competition for qualified personnel in these areas is intense and we will be competing for their services with companies that have substantially greater resources than we do. We cannot assure you that we will be able to identify, attract and retain personnel with skills and experience necessary and relevant to the future operations of our business. Our inability to retain or attract qualified personnel in these areas could have a material adverse effect on our business and results of operations.

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

      We have granted options covering approximately 1.6 million shares of our common stock. In addition, we have $575,000 of outstanding debentures convertible at the option of the holders into 2.3 million shares of our common stock. We have agreed to register the shares underlying the debentures. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease. In that event we would probably find it more difficult to obtain additional financing.

Concentration of ownership

      As of December 31, 2001, our president, Harry Wachtel was our largest stockholder, owning approximately 35% of the issued and outstanding shares of our common stock. Further, James T. Martin owns approximately 24% of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel or Mr. Martin could assert control over our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

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

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Our securities are subject to the existing rules on penny stocks and, accordingly, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.

                       Patents, trademarks and copyrights

      "AUTOINFO" is our registered trademark and service mark.

                                    Employees

      We currently have 44 full-time employees and independent sales agents. None of our employees are represented by a labor union.

      PROPERTIES

      We lease approximately 1,400 square feet of space for our executive offices and the headquarters of Sunteck at 6401 Congress Avenue, Boca Raton, Florida. This lease runs through February 2004 and provides for an annual rental of $21,000. We lease 1,100 square feet for our operating office at 120 White Horse Pike, Haddon Heights, New Jersey. This lease runs through October 2002 and provides for an annual rental of $15,000. We lease 1,100 square feet for our operating office at 239 Chesterfield Industrial Blvd., Chesterfield, Missouri. The lease runs through February 2002 and provides for an annual rental of $13,000. We lease 1,100 square feet for our operating office 315 Main Street, Pineville, North Carolina. The lease runs through February 2005 and provides for an annual rental of $12,000.

      LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

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

Year Ended December 31, 2001                             High            Low
---------------------------------------------         -----------     ----------

First quarter                                           $0.06            $0.031
Second quarter                                           0.045            0.031
Third quarter                                            0.0625           0.022
Fourth quarter                                           0.12             0.035

Year Ended December 31, 2000                             High            Low
---------------------------------------------         -----------     ----------

First quarter                                           $0.688           $0.08
Second quarter                                           0.30             0.125
Third quarter                                            0.21             0.10
Fourth quarter                                           0.125            0.02

      As of March 8, 2002, the closing bid price per share for our common stock, as reported by NASDAQ was $0.10. As of March 8, 2002, we had approximately 1,750 stockholders of record.

Dividend policy

      We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

      SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The financial data has been derived from our audited consolidated financial statements and accompanying notes. This financial data reflects our acquisition of Sunteck in December 2000, which was accounted for as a pooling of interest. Accordingly, all periods presented below and in the consolidated financial statements included elsewhere in this report have been restated to include the accounts and operations of Sunteck under continuing operations.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                           Year ended December 31,
                                              ------------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                              ----------    ----------    ----------    ----------    ----------
Statement of Operations Data:
-----------------------------
Gross revenues                                $    8,029    $    3,389    $    3,457    $    2,388    $      384

Net revenues (1)                                   1,567           835           841           698           120

Income (loss) from continuing operations             (15)          (81)           76            (2)          (11)

Income (loss) from discontinued
    operations                                        --         9,471        (1,109)       (9,935)      (11,122)

Net  income (loss)                            $      (15)   $    9,390    $   (1,033)   $   (9,937)   $  (11,133)

Basic net income (loss) per share (2) (3)
     From continuing operations               $     (.00)   $      .00    $      .00    $      .00    $      .00
     From discontinued operations                     --           .51          (.06)         (.56)         (.63)
                                              ----------    ----------    ----------    ----------    ----------
Net (loss) income per share, basic            $     (.00)   $      .51    $     (.06)   $     (.56)   $     (.63)
                                              ----------    ----------    ----------    ----------    ----------

Diluted net income (loss) per share (2) (3)
     From continuing operations               $     (.00)   $      .00    $      .00    $      .00    $      .00
     From discontinued operations                     --           .48          (.06)         (.56)         (.63)
                                              ----------    ----------    ----------    ----------    ----------
Net (loss) income per share, diluted          $     (.00)   $      .48    $     (.06)   $     (.56)   $     (.63)
                                              ----------    ----------    ----------    ----------    ----------

(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of operations.
(2) The common stock equivalents for the year ended December 31, 2000 were 1,304,000.
(3) The common stock equivalents for the years ended December 31,1999, 1998, and 1997 were 745,000, 214,000 and 62,000. The common stock equivalents for these shares were not included in the calculation of diluted income (loss) per common share because the effect would be antidilutive.

000's omitted                                               As at December 31,
                                         --------------------------------------------------------
                                            2001       2000        1999        1998        1997
                                         --------    --------    --------    --------    --------
Balance Sheet Data:
-------------------
Cash and short term investments          $    898    $    941    $  1,072    $  2,441    $  8,887
Accounts receivable                         1,358         720         428         376      78,640
Total assets                                2,458       1,740       1,530       3,180      96,832
Total liabilities of continuing
    operations                              2,215       1,481         500      11,756      96,530
Liabilities of discontinued operations
    subject to compromise                      --          --      10,624          --          --
Retained earnings (deficit)               (17,798)    (17,784)    (27,173)    (26,141)    (16,203)
Stockholders' equity (deficiency)             243         258      (9,594)     (8,576)      1,301

---------------

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

      This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Certain Factors That May Affect Future Growth" beginning at page 6 of this report.

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

      We have full service offices in Florida, New Jersey, Missouri (opened in February 2001) and North Carolina (opened in May 2001) and independent sales agents in New York, Georgia, New Jersey, Ohio, Illinois, Washington, Oklahoma, Wisconsin, Kansas, Michigan, South Carolina, and Florida to service our customers' transportation needs. As of March 1, 2002 we had 35 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Results of operations

For the year ended December 31, 2001

      During the year ended December 31, 2001, we began to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. As a result of this, our number of sales agents has increased to 35 as of February 1, 2002 as compared with six at the end of 2000. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion. The cost of transportation related to a significant portion of the growth generated by this business expansion has been at a higher rate than the Company's historical business resulting in reduced net revenues as a percentage of gross revenues.

The following table represents certain statement of operation data as a percentage of net revenues

                                                     2001                2000
                                                 ------------        -----------

       Net revenues                                 100.0%              100.0%

          Commissions                                46.1%               37.7%
          Operating expenses                         50.9%               70.9%
          Other charges                               4.0                2.2%

       Loss from continuing operations              (1.0%)              (9.7%)

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $8,029,000 for the year ended December 31, 2001, as compared with $3,389,000 in the prior year. Net revenues were $1,567,000 for the year ended December 31, 2001, as compared with $835,000 in the prior year.

Costs and expenses

      Commissions totaled $722,000 for the year ended December 31, 2001, as compared with $315,000 in the prior year. As a percentage of net revenues, commissions were 46.1% for the year ended December 31, 2001 as compared with 37.7% in the prior year. This increase is the direct result of higher commission rates related to the Company's business expansion.

      Operating expenses totaled $798,000 for the year ended December 31, 2001, as compared with $592,000 in the prior year. As a percentage of net revenues, operating expenses were 50.9% for the year ended December 31, 2001 as compared with 70.97% in the prior year. This decrease is the direct result of the waiver of $100,000 of salary by our president and management's ability to leverage selling, general and administrative expenses in connection with business expansion.

      Investment (income) loss, primarily consisting of the gain or loss on the sale of marketable securities and dividend and interest income, yielded a gain of $45,000 for the year ended December 31, 2001 as compared with a loss of $11,000 in the prior year.

Income tax (benefit)

      Income tax (benefit) of ($9,000) for the year ended December 31, 2000 related to the operating results of Sunteck prior to the date of acquisition.

Net income (loss)

      Net loss totaled $15,000 for the year ended December 31, 2001, as compared with a loss of $81,000 in the prior year.

For the year ended December 31, 2000

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $3,389,000 for the year ended December 31, 2000, as compared with $3,457,000 in the prior year. Net revenues were $835,000 for the year ended December 31, 2000, as compared with $841,000 in the prior year.

Costs and expenses

      Commissions totaled $315,000 for the year ended December 31, 2000, as compared with $263,000 in the prior year.

      Operating expenses totaled $592,000 for the year ended December 31, 2000, as compared with $537,000 in the prior year.

      Loss (gain) on investments, primarily consisting of the gain or loss on the sale of marketable securities, totaled a loss of $11,000 for the year ended December 31, 2000 as compared with a gain of $50,000 in the prior year.

Income tax (benefit)

      Income tax (benefit) of ($9,000) for the year ended December 31, 2000 and income taxes of $16,000 for the year ended December 31, 1999 related to the operating results of Sunteck prior to the date of acquisition.

Discontinued operations

      Extraordinary item - gain on debt extinguishment

      The gain on debt extinguishment for the year ended December 31, 2000 totaling $10,490,000 consisted of the gain from the extinguishments of debt pursuant to the Reorganization Plan.

      Loss from discontinued operations

      The loss from discontinued operations totaling $1,019,000 for the year ended December 31, 2000, as compared with $1,109,000 in the prior year, included our operating results prior to the merger with Sunteck. These costs consisted primarily of interest expense of $701,000 and $935,000 for the years ended December 31, 2000 and 1999, respectively. In addition, the loss from discontinued operations for the year ended December 31, 1999 included the write off of the net liabilities of our non-prime automobile subsidiary of $742,000 and an income tax benefit totaling $142,000 as a result of an audit by the Internal Revenue Service of our tax returns for the years ended May 31, 1993 through 1998.

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

      Our operations to date have not been profitable. As of December 31, 2001, we had an accumulated deficit of $17.8 million. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At December 31, 2001, we had outstanding $575,000 of subordinated convertible debentures and $500,000 pursuant to a Line of Credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. The Line of Credit, obtained from a related party in August 2001, is secured by accounts receivable and matures in August 2002. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the Line of Credit, which matures in August 2002, on terms acceptable to us.

      At December 31, 2001, we had liquid assets of approximately $898,000.

      The total amount of debt outstanding as of December 31, 2001 and 2000 was $1,075,000 and $676,000, respectively. This following table presents our debt instruments and their weighted average interest rates as of December 31, 2001 and 2000, respectively:

                                                                        December 31,
                                        -----------------------------------------------------------------------------
                                                       2001                                     2000
                                        -----------------------------------    --------------------------------------
                                                                Weighted                                  Weighted
                                          Balance             Average Rate       Balance                 Average Rate
                                        ------------          ------------     -----------               ------------
Subordinated Debt                        $ 575,000                12.0%         $ 575,000                   12.0%
Line of Credit and Other
   Debt                                  $ 500,000                17.0          $ 101,000                   25.6

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2001.

      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this report beginning on page F-1.

      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below is information with respect to our directors and executive officers:

      PETER C. EINSELEN, age 61, has been a director since January 1999. Mr. Einselen has served as senior vice president of Andersen & Strudwick, a brokerage firm, since 1990. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON, age 56, has been a director since January 1999. Mr. Robertson has been president, chief financial officer and a director of Andersen & Strudwick, a brokerage firm since 1988. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

      HARRY WACHTEL, age 43, joined us in conjunction with the acquisition of Sunteck and has been a director, and our president and chief executive officer since December 7, 2000. Since 1997, he has been president of Sunteck. From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1990 to 1991 he served as president of Guaranteed Federal Financial, a mortgage origination company.

      MARK WEISS, age 42, joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000. Since 1997, he has been employed by Sunteck as a national account executive. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1982 to 1994 he was president of The Picture Place Ltd. Inc., a retailer and wholesaler of photographic, video and art equipment and supplies. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer of the Company.

      WILLIAM WUNDERLICH, age 54, joined us in October 1992 as our vice president - finance, became chief financial officer in January 1993, president in January 1999 and, in conjunction with the acquisition of Sunteck, became executive vice president in December 2000. From 1990 to 1992, he served as vice president of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as executive vice president, chief financial officer and a director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College. Mr. Wunderlich is the brother-in-law of Mr. Weiss, one of our directors.

Committees of the Board of Directors

      Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Mssrs. Einselen and Robertson, our non-employee independent outside directors.

Option grants during the year ended December 31, 2001

      Our compensation committee did not grant any options to the named executives during the year ended December 31, 2001. During 2001, non-employee directors were granted options to purchase a total of 30,000 shares of our common stock at $ .05 per share, the fair market value on the date of grant. These shares vest ratably over a three-year period.

Aggregate year-end option values

      Shown below is information with respect to unexercised options granted under our Option Plans to the Named Executives and held by them at December 31, 2001. No options were exercised by the Named Executives during 2001.

                              Number of Unexercised Options at       Values of Unexercised In-the-Money Options at
                                          12/31/01                                   12/31/01 (1)
                                          --------                                   ------------
           Name                 Exercisable / Unexercisable                   Exercisable / Unexercisable
           ----                 ----------------------------                  ---------------------------
William Wunderlich                      895,000 / 0                                  $18,000 / $0

----------
(1) Based on the closing price as quoted on the OTC Bulletin Board on December 31, 2001.

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2001, each non-employee Director was granted option to purchase a total of 15,000 shares of the Company's common stock at $.05 per share, the fair market value on the date of grant. These shares vest ratably over a three-year period.

      EXECUTIVE COMPENSATION

      The following table sets forth for the years ended December 31, 2001, 2000 and 1999, information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and all other executives receiving compensation in excess of $100,000.

                                                                                           All other
Name and principal position                           Year            Salary           compensation (1)
------------------------------------------        ------------     ------------      --------------------
Harry Wachtel, president and chief                    2001 (2)      $   75,000                 --
    executive officer                                 2000          $  231,325                 --

William Wunderlich, executive vice
    president and chief financial officer (3)         2001          $   75,000                 --
                                                      2000          $  144,960              $4,575

----------
(1) Represents amount contributed to the Company's 401(k) deferred compensation plan.
(2) For the year ended December 31, 2001, Mr. Wachtel waived $100,000 of his minimum salary.
(3)   In 1999 and through November 2000, Mr. Wunderlich was our president.

Employment Agreements

      In December 2000, we entered into employment agreements with Messrs. Wachtel and Wunderlich providing for their employment, as our chief executive officer and chief financial officer, respectively, for terms expiring on December 31,2003 subject to automatic one-year renewals unless either party gives written notice ninety days prior to the end of the then current term of the agreement. The agreement provides for annual base salaries of $175,000 and $75,000, respectively, and for participation in all executive benefit plans. Mr. Wachtel's agreement provides that he will be entitled to a bonus equal to 10% of our consolidated pre-tax profit from $250,000 to $1,250,000. Mr. Wunderlich's agreement provides that he will be entitled to a bonus equal to 10% of our consolidated pre-tax profit from $150,000 to $1,250,000. Further, the Mr. Wachtel's agreement provides, among other things, that, if employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined) or within six months after a change of control (as defined), we will pay him an amount equal to his respective current base salary plus the average incentive compensation due to him during the remaining term of the agreement.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 26, 2002, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

                Name of                          Shares of Common Stock            Percentage
          Beneficial Owner (1)                     Beneficially Owned             Of Ownership
          --------------------                     ------------------             ------------
(i) Directors and Executive Officers
Harry Wachtel                                        9,770,000 (2)                    34.8%
Thomas C. Robertson                                    115,000 (3)                       *
Peter C. Einselen                                      205,000 (3)                       *
Mark Weiss                                           1,000,000 (6)                     3.7%
William I. Wunderlich                                1,765,000 (4) (7)                 6.2%
All executive officers and directors as
a group (5 persons)                                 11,105,000 (8)                    37.9%

(ii) 5% Stockholders
James T. Martin                                      6,622,000 (5)                    24.3%

--------------
*  Less than 1%
(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel is c/o AutoInfo, Inc., 6401 Congress Avenue, Suite 230, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda.
(2) Includes 800,000 shares issuable upon the conversion of a convertible subordinated debenture; and 1,750,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.
(3) Includes 15,000 shares issuable upon the exercise of stock options and 100,000 shares issuable upon the conversion of a convertible subordinated debenture.
(4) Includes 895,000 shares issuable upon the exercise of stock options and 100,000 shares issuable upon conversion of a convertible subordinated debenture.
(5) Includes 352,000 shares issuable upon the conversion of a convertible subordinated debenture.
(6) Includes 1,000,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.
(7) Includes 750,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.
(8) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised and all convertible subordinated debentures owned by this group have been converted.

      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In August 2001, we entered into a $500,000 line of credit agreement with James T. Martin, a significant stockholder, secured by our accounts receivable, which expires in August 2002. Interest on the outstanding borrowings is 17% per annum payable quarterly in arrears. As of December 31, 2001, the outstanding borrowings pursuant to this line of credit totaled $500,000 and interest of $32,000 was paid through December 31, 2001.

      During the year ended December 31, 2001, Harry Wachtel, our president, waived $100,000 of compensation due pursuant to his employment agreement dated December 6, 2000.

      In December 2001, we lent $100,000 to the father-in-law of Harry Wachtel, our president. This loan bears interest at 4% per annum and is due in December 2003.

      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with, except: Harry Wachtel - one Form 3 and one Form 4 filing; Mark Weiss - one Form 3 and one Form 4 filing; and William Wunderlich - one Form 4 filing.

                                     PART IV

             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

      The financial statements listed in the accompanying index to financial statements on Page F-1 are filed as part of this report.

Exhibits
--------

No. 3A            Certificate of Incorporation of the Company, as amended.(9)

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

No. 10I           Employment Agreement between AutoInfo, Inc. and Harry M.
                  Wachtel dated as of December 7, 2000.(9)

No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated December 7, 2000.(9)

No. 21A           Subsidiaries of the Registrant.(9)

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

(3) This Exhibit was filed as an Exhibit to our definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.
(4) This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(5) This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(6) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.
(7) This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated December 6, 2000 and is incorporated herein by reference.
(8) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
(9) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 27, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                       AutoInfo, Inc.


                                       By:  /s/ Harry M. Wachtel
                                            ------------------------------------
                                             Harry M. Wachtel, President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
-------------------------------------
Harry M. Wachtel                            President and Chairman of the Board           March 27, 2002

/s/ William I. Wunderlich
-------------------------------------
William I. Wunderlich                       Chief Financial Officer                       March 27, 2002

/s/ Mark Weiss
-------------------------------------
Mark Weiss                                  Director                                      March 27, 2002

/s/ Peter C. Einselen
-------------------------------------
Peter C. Einselen                           Director                                      March 27, 2002

/s/ Thomas C. Robertson
-------------------------------------
Thomas C. Robertson                         Director                                      March 27, 2002

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 2001 and 2000                                         F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2001 and 2000                                         F-5

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2001 and 2000                     F-6

Notes to Consolidated Financial Statements                                  F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                          Independent Auditors' Report

To the Shareholders
AutoInfo, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    Dworken, Hillman, LaMorte & Sterczala, P.C.
February 7, 2002
                                    Shelton, Connecticut

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                  ASSETS
                                                                     2001            2000
                                                                 ------------    ------------
Current assets:
   Cash                                                          $    885,000    $    725,000
   Short-term investments (Note 4)                                     13,000         216,000
   Accounts receivable, net of allowance for doubtful accounts
      (2001, $20,000; 2000, $10,000) (Note 5)                       1,358,000         720,000
   Other current assets                                                65,000          67,000
                                                                 ------------    ------------

Total current assets                                                2,321,000       1,728,000

Fixed assets, net of depreciation                                      37,000          12,000

Loan receivable (Note 6)                                              100,000
                                                                 ------------    ------------

                                                                 $  2,458,000    $  1,740,000
                                                                 ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 5)                                         $    500,000    $    101,000
   Accounts payable and accrued liabilities                         1,140,000         806,000
                                                                 ------------    ------------

Total current liabilities                                           1,640,000         907,000
                                                                 ------------    ------------

Convertible subordinated debentures (Note 5)                          575,000         575,000
                                                                 ------------    ------------

Commitments and contingencies (Note 8)

Stockholders' equity : (Note 9)
  Common Stock - authorized 100,000,000 shares, $.001 par
    value; issue and outstanding 27,297,923 (Note 2)                   27,000          27,000
  Additional paid-in capital                                       18,014,000      18,014,000
  Retained earnings (deficit)                                     (17,798,000)    (17,783,000)
                                                                 ------------    ------------

  Total stockholders' equity                                          243,000         258,000
                                                                 ------------    ------------

                                                                 $  2,458,000    $  1,740,000
                                                                 ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001             2000
                                                       ------------    ------------
Gross revenues                                         $  8,029,000    $  3,389,000
Cost of transportation                                    6,462,000       2,554,000
                                                       ------------    ------------

Net revenues                                              1,567,000         835,000
                                                       ------------    ------------

Commissions                                                 722,000         315,000
Operating expenses                                          798,000         592,000
                                                       ------------    ------------
                                                          1,520,000         907,000
                                                       ------------    ------------

Income (loss) from operations                                47,000         (72,000)
                                                       ------------    ------------

Other charges (credits):
   Investment (income) loss (Note 4)                        (45,000)         11,000
   Interest expense                                         107,000           7,000
                                                       ------------    ------------
                                                             62,000          18,000
                                                       ------------    ------------

Loss from continuing operations before income taxes         (15,000)        (90,000)
Income tax (benefit) (Note 7)                                    --          (9,000)
                                                       ------------    ------------

Loss from continuing operations                             (15,000)        (81,000)
                                                       ------------    ------------

Discontinued operations: (Note 3)
   Extraordinary item - gain on debt extinguishments             --      10,490,000
   Loss from discontinued operations                             --      (1,019,000)
                                                       ------------    ------------

Income from discontinued operations                              --       9,471,000
                                                       ------------    ------------

Net income (loss)                                      $    (15,000)   $  9,390,000
                                                       ============    ============

Basic per share data
  Income  (loss) from continuing operations            $       (.00)   $        .00
  Income (loss) from discontinued operations                     --             .51
                                                       ------------    ------------

  Net income (loss) per share                          $       (.00)   $        .51
                                                       ============    ============

Diluted per share data
   Income  (loss) from continuing operations           $       (.00)   $        .00
   Income (loss) from discontinued operations                    --             .48
                                                       ------------    ------------

  Net income (loss) per share                          $       (.00)   $        .48
                                                       ============    ============

Weighted average number of common and
   common equivalent shares                              27,328,000      18,491,000
                                                       ------------    ------------

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    Shares of                              Deferred
                                      Common                 Additional  Compensation    Retained
                                      Stock        Common    Paid - In   Under Stock     Earnings
                                   Outstanding     Stock      Capital     Bonus Plan     (Deficit)
                                   -----------    -------   -----------   ----------   ------------
Balance, January 1, 2000            17,757,000    $87,000   $17,763,000   $ (272,000)  $(27,173,000)

Amortization  of  deferred
  Compensation                              --         --            --       15,000             --
Shares issued pursuant to
  Chapter 11 reorganization          9,541,000     10,000       181,000
Adjustment of par value (Note 9)                  (70,000)       70,000
Vesting of deferred
   Compensation                                                              257,000
Net income                                  --         --            --           --      9,390,000
                                   -----------    -------   -----------   ----------   ------------

Balance, December 31, 2000          27,298,000     27,000    18,014,000           --    (17,783,000)

Net loss                                                                                    (15,000)

Balance, December 31, 2001          27,298,000    $27,000   $18,014,000   $       --   $(17,798,000)
                                   ===========    =======   ===========   ==========   ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            2001           2000
                                                          ---------    ------------
Cash flows from operating activities:
  Net income  (loss)                                      $ (15,000)   $  9,390,000
  Adjustments to reconcile net income (loss) to net
    cash used in  operating activities:
      Depreciation and amortization expenses                 11,000
      Amortization of deferred compensation                      --          15,000
      Gains on sales of securities                          (15,000)        (26,000)
      Net unrealized holding loss (gain)                      1,000         (14,000)
      Extraordinary item - gain on debt extinguishments          --     (10,177,000)

Changes in assets and liabilities:
    Accounts receivable, net                               (638,000)       (292,000)
    Other current assets                                      2,000         (37,000)
    Accounts payable and accrued liabilities                334,000         305,000
                                                          ---------    ------------

Net cash used in operating activities                      (320,000)       (836,000)
                                                          ---------    ------------

Cash flows from investing activities:
  Increase in loan receivable                              (100,000)
  Capital expenditures                                      (35,000)        (12,000)
  Redemption of short-term investments                      216,000         306,000
  Purchases of short-term investments                            --         (46,000)
                                                          ---------    ------------

Net cash provided by investing activities                    81,000         248,000
                                                          ---------    ------------

Cash flows from financing activities:
  Issuance of notes                                              --         575,000
  Increase in  borrowings, net                              399,000         101,000
                                                          ---------    ------------

Net cash  provided by  financing activities                 399,000         676,000
                                                          ---------    ------------

Net increase in cash                                        160,000          88,000
Cash at beginning of year                                   725,000         637,000
                                                          ---------    ------------

Cash at end of year                                       $ 885,000    $    725,000
                                                          =========    ============

           See Accompanying Notes to Consolidated Financial Statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

Note 1 - Business and Summary of Significant Accounting Policies

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

      We have full service offices in Florida, New Jersey, Missouri (opened in February 2001) and North Carolina (opened in May 2001) and independent sales agents in New York, Georgia, New Jersey, Ohio, Illinois, Washington, Oklahoma, Wisconsin, Kansas, Michigan, South Carolina, and Florida to service our customers' transportation needs. As of March 1, 2002 we had 35 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      During 1998, we ceased to operate as an automobile finance company. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and subordinated debt of $9.3 million. Therefore, we commenced discussions with our noteholders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

      As a result, on February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code providing for the issuance of one share of our common stock and a cash payment of $0.03 for each dollar of approximately $9.5 million of outstanding unsecured debt.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck, a full service third party transportation logistics provider, in exchange for, upon closing, 10 million shares of our common stock, which constituted approximately 37% of the proposed outstanding common stock of reorganized AutoInfo under our Chapter 11 reorganization plan. The consummation of the transaction was contingent upon, among other things, (a) the approval of the Merger Agreement and our Disclosure Statement by the United States Bankruptcy Court, (b) the approval of the Disclosure Statement by our unsecured creditor class, (c) the entry of an order confirming the Reorganization Plan and (d) securing additional financing.

      Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its supply chain services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with Less than Truckload (LTL), truckload, air, rail and ocean common carriers to service its customers' needs. Harry

Wachtel, Sunteck's President and sole shareholder, became Chairman of the Board, CEO and President of AutoInfo.

      On June 27, 2000, our Amended Disclosure Statement and Amended Plan of Reorganization (the "Reorganization Plan") was approved by the Bankruptcy Court.

      On August 1, 2000, we announced that the Reorganization Plan had been confirmed by the Honorable Adlai S. Hardin, Jr., United States Bankruptcy Judge to become effective, without further action by the Court, upon the closing of the Sunteck merger which occurred in December 2000.

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

Revenue Recognition

      Gross revenues consist of the total dollar value of services purchased by customers. We act primarily as the service provider for these transactions and recognize revenue as these services are rendered.

Provision for Doubtful Accounts

      The Company has established an allowance for doubtful accounts based upon historical trends.

Short-term Investments

      Short-term investments as of December 31, 2001 and 2000 consisted of marketable securities. Investments were carried at market value as of December 31, 2001 and 2000.

Fixed Assets

      Fixed assets as of December 31, 2001 and 2000, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic loss per share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were antidilutive for the year ended December 31, 2001 and were 1,304,000 for the year ended December 31, 2000.

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

Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, no compensation cost has been recognized for stock options in the financial statements.

Recently Issued Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes some of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the financial statements.

Note 2 - Business Acquisition

      On December 7, 2000, the Company, through a newly formed wholly owned subsidiary, consummated the acquisition of Sunteck Transport Co., Inc. ("Sunteck"), in exchange for 10 million shares of AutoInfo Common Stock. The acquisition has been accounted for under the pooling of interest method of accounting and, accordingly, the accompanying financial statements are presented on a combined basis as if the acquisition occurred on January 1, 2000. (See Note 3)

Note 3 - Discontinued Operations

      During 1998, the Company ceased to operate as a specialty consumer finance company and discontinued its operations. On December 7, 2000, based upon the acquisition of Sunteck, the Company commenced operations as a full service third party transportation logistics provider. Accordingly, the results of operations related to its operations as a specialty consumer finance company for the period January 1, 2000 through December 7, 2000 are presented as discontinued operations.

Extraordinary item - gain on debt extinguishments

      The extraordinary item for the year ended December 31, 2000 of $10.5 million consists of liabilities discharged, net of applicable expenses, in connection with the confirmation of the Company's Reorganization Plan in December 2000.

Income from discontinued operations

Summarized results of operations and financial position data of the discontinued operations are as follows:

                                                             Period from
                                                         January 1, through
                                                             December 7
                                                                2000
                                                            ------------
Results of Operations:
        Revenues                                            $     46,000
                                                            ------------
        Loss before tax benefit                               (1,019,000)
        Extraordinary item - gain on debt
        extinguishments                                       10,490,000
                                                            ------------
        Income tax benefit                                            --
                                                            ------------
        Income (loss) from
             discontinued operations                        $  9,471,000
                                                            ============

Note 4- Short-Term Investments

      At December 31, 2001 and 2000, short-term investments, consisting primarily of marketable securities, are classified as trading securities and are reported at fair market value. Gains and losses on disposition of securities are recognized on the specific identification method in the period in which they occur. Unrealized holding gains and losses on trading securities, based upon the fair market value as of the balance sheet date, are included in earnings in the period in which they occur.

      Investment return is summarized as follows:

                                                              Years Ended
                                                             December 31,
                                                     2001                  2000
                                              ------------------    ------------------
     Unrealized (gain) loss                          $   1,000              $   8,000
     (Gain) loss on sale of securities                 (15,000)                10,000
     Dividends and interest                            (31,000)                (7,000)
                                              ------------------    ------------------
Investment (income) loss                             $ (45,000)             $  11,000
                                              ==================    ==================

Discontinued operations:
     Unrealized gain (loss)                                                 $  22,000
     Gain (loss) on sale of securities                                         36,000
     Dividends                                                                 34,000
                                                                    ------------------
                                                                            $  92,000
                                                                    ==================

Note 5 - Debt

Line of Credit

      In August 2001, the Company obtained a $500,000 Line of Credit from James
T. Martin, a 24% stockholder of the Company, secured by the Company's accounts receivable, which expires in August 2002. Interest on the outstanding borrowings is 17% per annum payable quarterly in arrears. As of December 31, 2001, the outstanding borrowings pursuant to this Line of Credit total $500,000 and interest of $32,000 has been paid through December 31, 2001.

Subordinated Notes and Other Debt

      In December 2000, the Company obtained new financing totaling $575,000 in the form of ten year 12% Convertible Debentures (the "Debentures"). The Debentures are convertible into the Common Stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003.

Loan Payable

      In September 2000, Sunteck entered into an agreement with an asset based lender. The agreement provided for a line of credit of $500,000. Advances are based on 90% of acceptable accounts receivable (as defined) and bear interest at ..078% per day on outstanding balances. As of December 31, 2000, the net outstanding advances amounted to $101,000, which was secured by accounts receivable of $116,000. This loan was repaid in full in April 2001.

      Interest expense was $107,000 and $7,000 for the years ended December 31, 2001 and 2000, respectively. The Company paid interest of approximately $95,000 and $4,000 for the years ended December 31, 2001 and 2000.

Note 6 - Loan Receivable

      In December 2001, the Company made a loan of $100,000 to the father-in-law of Harry Wachtel, the president of the Company. This loan bears interest at 4% per annum and is due in December 2003.

Note 7- Income Taxes

      For the years ended December 31, 2001 and 2000, the provision (benefit) for income taxes consisted of the following:

                                                         2001           2000
                                                        ------      -----------

From continuing operations
   Federal                                                  --      $    (9,000)
   State                                                    --               --
                                                        ------      -----------
   Income tax (benefit)                                     --      $    (9,000)
                                                        ======      ===========

                                                         2001           2000
                                                        ------      -----------

From discontinued operations
   Federal                                                  --      $ 2,840,000
   Benefit due to the utilization of net
       operating loss carryovers                            --       (2,840,000)
                                                        ------      -----------
   Income tax (benefit)                                 $   --      $        --
                                                        ======      ===========

      The following table reconciles the Company's effective income tax rate on
(loss) income from continuing operations to the Federal Statutory Rate for the years ended December 31, 2001 and 2000.

                                                          2001         2000
                                                        ------    -----------
Federal Statutory Rate                                   (34.0)%        (34.0)%
Effect of:
   Tax rates                                                --           15.6
   Depreciation carryforward
   Other                                                    --            4.0
   Valuation allowance against deferred
     tax assets                                           34.0            3.3
                                                        ------    -----------
                                                            (0)%        (11.1)%
                                                        ======    ===========

      The Company paid no income taxes for the years ended December 31, 2001 and 2000.

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and available tax credit carrybacks. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                                 December 31,      December 31,
                                                    2001              2000
                                                 -----------      -----------
Deferred tax assets:
     Net operating loss carryforward             $ 6,216,000      $ 6,339,000
                                                 -----------      -----------

Gross  deferred tax assets                         6,216,000        6,339,000
Less: valuation allowance                         (6,216,000)      (6,339,000)
                                                 -----------      -----------

Deferred tax asset                               $        --      $        --
                                                 ===========      ===========

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. As of December 31, 2001, the Company has a net operating loss carryforward of approximately $18.3 million for federal income tax purposes which expires in 2014. The requirements of the Internal Revenue Code and related regulations, rulings, judicial authority and practice are subject to different interpretations. The utilization of the net operating loss carryforward may be limited by, among other things, shareholder changes including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Note 8 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through January 2005. Future minimum lease payments are $46,000, $33,000, $14,000 and $2,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. Rent expense for the years ended December 31, 2001 and 2000 for continuing operations was $61,000 and $18,000, respectively. Rent expense for the year ended December 31, 2000 from discontinued operations was $9,000.

401(k) Plan

      Through December 2000, the Company was obligated under its 401(k) Plan to match fifty percent of employee contributions up to a maximum of three percent of eligible compensation. 401(k) Plan expense for the year ended December 31, 2000 was approximately $5,000. The Plan was terminated effective December 31, 2000.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel, the president, and Wunderlich, the executive vice president and chief financial officer of the Company, who are also stockholders. The agreements expire in 2003 and provide for minimum annual compensation of $175,000 and $75,000, respectively. For the year ended December 31, 2001, Mr. Wachtel waived $100,000 of his minimum salary.

Litigation

      The Company is not presently involved in any material litigation.

Note 9 - Stockholders' Equity

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

Warrants

      In connection with prior financings related to the discontinued operations, the Company issued warrants to purchase 1,641,562 shares of Common Stock at a per share price ranging from $ .03 to $2.70. These warrants were cancelled in December 2000 pursuant to the Company's Reorganization Plan.

Stock Option Plans

      The Company has six stock option plans, its 1985 Plan, 1986 Plan, 1989 Plan, 1992 Plan, 1997 Plan and 1999 Plan (collectively the "Plans"). Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grant will be issued under the 1985, 1986 or the 1989 Plans. At December 31, 2001, options to purchase 1,461,000 shares of Common Stock were exercisable pursuant to the Plans.

      The pro-forma effect of these options on net income and earnings per share, utilizing the Black-Sholes option-pricing model, consistent with the method stipulated by SFAS 123, was not material to the Company's results of operations.

      Option activity for the years ended December 31, 2001 and 2000 was as follows:

                                                Granted                   Exercisable
                                      ---------------------------    ------------------------
                                                       Weighted                  Weighted
                                       Number of       Average       Number of    Average
                                         Shares    Exercise Price     Shares   Exercise Price
                                         ------    --------------     ------   --------------
Outstanding at January 1, 2000           995,000       $   .10
Granted during the year                       --            --
                                      ----------       -------

Outstanding at December 31, 2000         995,000           .10       995,000      $   .10
                                      ----------       -------       -------      -------
Forfeited during the year               (100,000)          .10
Granted during the year                  566,000          .061
                                      ----------       -------       -------      -------

Outstanding December 31, 2001          1,461,000       $  .085       895,000      $   .10
                                      ----------       -------       -------      -------

Weighted average fair value of options granted:
                              2001                                 $  .061

Note 10- Fair Value of Financial Instruments

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

      Cash, accounts receivable, loans receivable. accounts payable and accrued liabilities, loans payable and convertible subordinated debentures are carried at amounts which reasonably approximate fair value.

Note 11 - Quarterly Results of Operations (Unaudited)

                                                       Year Ended December 31, 2001
                                                             Quarter Ended (1)
                                       --------------------------------------------------------------
                                          Mar 31           June 30          Sep 30           Dec 31
                                       -----------       ----------      -----------       ----------
Gross revenues                         $ 1,487,000       $1,789,000      $ 2,041,000       $2,712,000
                                       -----------       ----------      -----------       ----------

                                       -----------       ----------      -----------       ----------
Net (loss) income                      $   (63,000)      $   19,000      $    (4,000)      $   33,000
                                       ===========       ==========      ===========       ==========

Basic and diluted per share data:
---------------------------------
                                       -----------       ----------      -----------       ----------
Net (loss) income                      $      (.00)      $      .00      $      (.00)      $      .00
                                       ===========       ==========      ===========       ==========

(1) The net (loss) income for the quarters ended March 31, June 30 and September 30 have been adjusted due to a change in estimate related to officers compensation. This reallocation of operating expenses amongst the quarters did not result in a change in the aggregate net (loss) income for the nine months ended September 30 or the year ended December 31.

                                                           Year Ended December 31, 2000
                                                                  Quarter Ended
                                       --------------------------------------------------------------------
                                            Mar 31           June 30            Sep 30           Dec 31
                                       --------------    --------------    --------------    --------------
Gross revenues                         $      693,000    $      824,000    $      688,000    $    1,184,000
                                       --------------    --------------    --------------    --------------

(Loss) income from continuing
      operations                       $      (26,000)   $      (20,000)   $       15,000    $      (50,000)
Extraordinary item - gain on debt
      extinguishments                         (71,000)          (20,000)           (2,000)       10,583,000
Loss from discontinued
      operations                             (338,000)         (302,000)         (266,000)         (113,000)
                                       --------------    --------------    --------------    --------------
Net (loss) income                      $     (435,000)   $     (342,000)   $     (253,000)   $   10,420,000
                                       ==============    ==============    ==============    ==============

Basic per share data:
---------------------
(Loss) income from continuing
      operations                       $          .00    $          .00    $          .00    $          .00
(Loss) income from discontinued
      operations                                 (.02)             (.02)             (.01)              .51
                                       --------------    --------------    --------------    --------------
Net (loss) income                      $         (.02)   $         (.02)   $         (.01)   $          .51
                                       ==============    ==============    ==============    ==============

Diluted per share data:
-----------------------
(Loss) income from continuing
      operations                       $          .00    $          .00    $          .00    $          .00
(Loss) income from discontinued
      operations                                 (.02)             (.02)             (.01)              .50
                                       --------------    --------------    --------------    --------------
Net (loss) income                      $         (.02)   $         (.02)   $         (.01)   $          .50
                                       ==============    ==============    ==============    ==============