Form 10QSB
period 2002-03-31
AUTOINFO INC
filed 2002-05-13
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended:        MARCH 31, 2002

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
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

               6401 Congress Ave., Suite 230, Boca Raton, FL 33487
                     (Address of principal executive office)

                                 (561) 988-9456
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of May 3, 2002:

               27,297,923 shares of common stock, $.001 par value.



Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX



Part I.  Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

        Balance Sheets
          March 31, 2002 (unaudited) and December 31, 2001 (audited) ......    3

        Statements of Operations (unaudited)
          Three months ended March 31, 2002 and 2001 ......................    4

        Statements of Cash Flows  (unaudited)
          Three months ended March 31, 2002 and 2001 ......................    5

        Notes to Unaudited Financial Statements ...........................    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   10


Part II. Other Information ................................................   14

Signatures ................................................................   15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    Unaudited        Audited
ASSETS

Cash                                               $    720,000    $    885,000
Short-term investments                                       --          13,000
Accounts receivable                                   2,161,000       1,358,000
Other current assets                                     76,000          65,000
                                                   ------------    ------------

     Total current assets                             2,957,000       2,321,000

Fixed assets, net of depreciation                        41,000          37,000

Loan receivable                                         100,000         100,000
                                                   ------------    ------------

                                                   $  3,098,000    $  2,458,000
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                  $    500,000    $    500,000
     Accounts payable and accrued liabilities         1,713,000       1,140,000
                                                   ------------    ------------
          Total current liabilities                   2,213,000       1,640,000
                                                   ------------    ------------


Convertible subordinated debentures                     575,000         575,000
                                                   ------------    ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
      27,298,000 shares as of March 31, 2002 and
       December 31, 2001                                 27,000          27,000
    Additional paid-in capital                       18,014,000      18,014,000
    Retained deficit                                (17,731,000)    (17,798,000)
                                                   ------------    ------------
        Total stockholders' equity                      310,000         243,000
                                                   ------------    ------------

                                                   $  3,098,000    $  2,458,000
                                                   ============    ============


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,
                                                    2002            2001
                                                ------------    ------------

Gross revenues                                  $  3,560,000    $  1,476,000
Cost of transportation                             2,878,000       1,201,000
                                                ------------    ------------

Net revenues                                         682,000         275,000
                                                ------------    ------------

Commissions                                          348,000         104,000
Operating expenses                                   235,000         221,000
                                                ------------    ------------
                                                     583,000         325,000
                                                ------------    ------------

Income (loss) from operations                         99,000         (50,000)
                                                ------------    ------------

Other charges (credits):
   Investment income                                  (7,000)        (10,000)
   Interest expense                                   38,000          23,000
                                                ------------    ------------
                                                      31,000          13,000
                                                ------------    ------------

Income (loss) before income taxes                     68,000         (63,000)
Income taxes (Note 2)                                  3,000              --
                                                ------------    ------------

Net income (loss)                               $     65,000    $    (63,000)
                                                ============    ============

Basic and diluted net income (loss) per share   $        .00    $       (.00)
                                                ============    ============

Weighted average number of common and
   common equivalent shares                       27,694,000      27,298,000
                                                ------------    ------------

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           2002          2001
                                                         ---------    ---------
Cash flows from operating activities:
Net income (loss)                                        $  65,000    $ (63,000)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                           3,000        3,000
Changes in assets and liabilities:
     Accounts receivable                                  (803,000)    (298,000)
     Other assets                                          (11,000)     (30,000)
     Accounts payable and accrued liabilities              573,000      224,000
                                                         ---------    ---------

Net cash used in operating activities                     (173,000)    (164,000)
                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                   (7,000)     (18,000)
     Proceeds from sale of short-term investments           15,000       30,000
                                                         ---------    ---------
Net cash provided by investing activities                    8,000       12,000
                                                         ---------    ---------

Cash flows from financing activities:
   Decrease in borrowings, net                                  --      (50,000)
                                                         ---------    ---------
Net cash used in financing activities                           --      (50,000)
                                                         ---------    ---------


Net decrease in cash                                      (165,000)    (202,000)
Cash at beginning of period                                885,000      725,000
                                                         ---------    ---------

Cash at end of period                                    $ 720,000    $ 523,000
                                                         =========    =========

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements


Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business", and "Certain Factors That May Affect Future Growth," under
Part I, Item 1, of our Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.


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

      We have full service offices in Florida, New Jersey, Missouri and North Carolina and independent sales agents in New York, Georgia, New Jersey, Ohio, Illinois, Washington, Oklahoma, Wisconsin, Kansas, Michigan, South Carolina, and Florida to service our customers' transportation needs. As of March 1, 2002 we had 35 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB.

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

Short-term Investments

      Short-term investments as of December 31, 2001 consisted of marketable securities and were carried at market value.

Fixed Assets

      Fixed assets as of March 31, 2002 and December 31, 2001, consisting predominantly of furniture, fixtures and office equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 396,000 for the period ended March 31, 2002 and were antidilutive for the year ended December 31, 2001.

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

      Note 2 Income Tax Expense

      Components of income taxes follow:

                                            Three Months Ended
                                              March 31, 2002
                                           --------------------

                                           Current     Deferred
                                           --------    --------
      Tax expense before application of
         operating loss carryforwards      $ 25,000    $     --
      Tax expense (benefit) of operating
          loss carryforwards                (22,000)     22,000
      Change in valuation allowance              --     (22,000)
                                           --------    --------

      Tax expense                          $  3,000    $     --
                                           ========    ========

                                    March 31,     December 31,
                                      2001            2001
                                   -----------    -----------
      Deferred tax assets:
           Net operating loss
               carryforward        $ 6,194,000    $ 6,216,000
                                   -----------    -----------

      Gross  deferred tax assets     6,194,000      6,216,000
      Less: valuation allowance     (6,194,000)    (6,216,000)
                                   -----------    -----------

      Deferred tax asset           $        --    $        --
                                   ===========    ===========

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

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report.


General

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

      We have full service offices in Florida, New Jersey, Missouri and North Carolina and independent sales agents in New York, Georgia, New Jersey, Ohio, Illinois, Washington, Oklahoma, Wisconsin, Kansas, Michigan, South Carolina, and Florida to service our customers' transportation needs. As of March 31, 2002 we had 35 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      During 1998, we ceased to operate as an automobile finance company. Our main business focus became the challenge to seek out business opportunities in furtherance of our plan to rebuild the company and create shareholder value. These efforts were inhibited by our negative net worth and subordinated debt of $9.3 million. Therefore, we commenced discussions with our note holders regarding the restructuring of this debt to enhance the possibility of consummating a transaction to return the company to operating status and create shareholder value.

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


Results of Operations

      In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter months. This industry trend has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.


Three Months Ended March 31, 2002 and 2001

      During the year ended December 31, 2001, we began to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. As a result of this, our number of sales agents has increased to thirty five as of March 31, 2002 as compared with seven as of March 31, 2001. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                             2002     2001
                                             -----    -----

      Net revenues                           100.0%   100.0%
                                             -----    -----

         Commissions                          51.0%    37.7%
         Operating expenses                   34.5%    80.4%
         Other charges                         4.5%     4.7%
                                             -----    -----

      Income (loss) from operations before
         income taxes                         10.0%   (22.8%)
                                             -----    -----

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $3,560,000 for the period ended March 31, 2002, as compared with $1,476,000 in the prior year period. Net revenues were $682,000 for the period ended March 31, 2002, as compared with $275,000 in the prior year period.

Costs and expenses

      Commissions totaled $348,000 for the period ended March 31, 2002, as compared with $104,000 in the prior year period. As a percentage of net revenues, commissions were 51% for the period ended March 31, 2002 as compared with 38% in the prior year period. This increase is the direct result of higher commission rates related to the Company's business expansion and the addition of independent sales agents are higher commission rates than historical amounts

      Operating expenses totaled $235,000 for the period ended March 31, 2002, as compared with $221,000 in the prior year period. As a percentage of net revenues, operating expenses were 34% for the period ended March 31, 2002 as compared with 80% in the prior year period. This decrease is the direct result of management's ability to leverage selling, general and administrative expenses in connection with the Company's business expansion.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, was $7,000 for the period ended March 31, 2002 as compared with $10,000 in the prior year period.

      Interest expense totaled $38,000 for the period ended March 31, 2002, as compared with $23,000 in the prior year period. This increase is primarily the result of increased borrowings.

Income taxes

      Income taxes were $3,000 for the period ended March 31, 2002.

Net income (loss)

      Net income totaled $65,000 for the period ended March 31, 2001, as compared with a loss of $63,000 in the prior year period.


Trends and uncertainties

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

      Our operations were profitable for the three month period ended March 31, 2002. However, as of March 31, 2002, we had an accumulated deficit of $17.8 million. Other factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

      We cannot assure you that our revenues will continue to increase.

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


Liquidity and capital resources

      At March 31, 2002, we had outstanding $575,000 of subordinated convertible debentures and $500,000 pursuant to a Line of Credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. The Line of Credit, obtained from a related party in August 2001, is secured by accounts receivable and matures in August 2002. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the Line of Credit on terms acceptable to us.

      At March 31, 2002, we had liquid assets of approximately $720,000.

      The total amount of debt outstanding as of March 31, 2002 was $1,075,000. This following table presents our debt instruments and their weighted average interest rates as of March 31, 2002:

                                                                Weighted
                                            Balance           Average Rate
                                        -----------------    ---------------

Subordinated Debt                       $  575,000                12.0%
Line of Credit                          $  500,000                17.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended March 31, 2002.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION



Item 1 - 6:              Inapplicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                     AUTOINFO, INC.
                                                      (Registrant)


                                        ----------------------------------------
                                                /s/ William I. Wunderlich
                                        ----------------------------------------
                                                  William I. Wunderlich
                                         Executive Vice President and Principal
                                                    Financial Officer


Date:           May 10, 2002