Form 10QSB
period 2002-06-30
AUTOINFO INC
filed 2002-08-13
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For Quarter Ended: JUNE 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
            For the transition period from ______________ to __________________


                         Commission File Number: 0-14786

                                 AUTOINFO, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                         13-2867481
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                number)

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

                                YES |X|    NO | |

Number of shares outstanding of the Registrant's common stock as of August 13, 2002:

               27,297,923 shares of common stock, $.001 par value.



Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES |X|    NO | |

Transitional Small Business Format

                                YES | |    NO |X|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

        Balance Sheets
          June 30, 2002 (unaudited) and December 31, 2001 (audited).......   3

        Statements of Operations (unaudited)
          Three and six months ended June 30, 2002 and 2001..............    4

        Statements of Cash Flows  (unaudited)
          Three and six months ended June 30, 2002 and 2001..............    5

        Notes to Unaudited Financial Statements..........................    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................   10


Part II. Other Information ..............................................   14

Signatures...............................................................   15

                                                       June 30,        December 31,
                                                         2002              2001
                                                     ------------      ------------
                                                      Unaudited           Audited
ASSETS

Cash and cash equivalents                            $    634,000      $    885,000
Short-term investments                                         --            13,000
Accounts receivable                                     2,836,000         1,358,000
Other current assets                                       66,000            65,000
                                                     ------------      ------------

                                                        3,536,000         2,321,000

Fixed assets, net of depreciation                          38,000            37,000

Loan receivable                                           100,000           100,000
                                                     ------------      ------------

                                                     $  3,674,000      $  2,458,000
                                                     ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                    $    500,000      $    500,000
     Accounts payable and accrued liabilities           2,209,000         1,140,000
                                                     ------------      ------------
          Total liabilities                             2,709,000         1,640,000
                                                     ------------      ------------


Convertible subordinated debentures                       575,000           575,000
                                                     ------------      ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
      27,298,000 shares as of June 30, 2002 and
       December 31, 2001                                   27,000            27,000
    Additional paid-in capital                         18,014,000        18,014,000
    Retained deficit                                  (17,651,000)      (17,798,000)
                                                     ------------      ------------
        Total stockholders' equity                        390,000           243,000
                                                     ------------      ------------

                                                     $  3,674,000      $  2,458,000
                                                     ============      ============

              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Six Months Ended                    Three Months Ended
                                                 June 30,                             June 30,
                                      ------------------------------      ------------------------------
                                          2002              2001              2002              2001
                                      ------------      ------------      ------------      ------------
Gross revenues                        $  8,303,000      $  3,267,000      $  4,743,000      $  1,791,000
Cost of transportation                   6,830,000         2,629,000         3,952,000         1,428,000
                                      ------------      ------------      ------------      ------------

Net revenues                             1,473,000           638,000           791,000           363,000
                                      ------------      ------------      ------------      ------------

Commissions                                797,000           243,000           449,000           139,000
Operating expenses                         454,000           428,000           219,000           207,000
                                      ------------      ------------      ------------      ------------
                                         1,251,000           671,000           668,000           346,000
                                      ------------      ------------      ------------      ------------

Income (loss) from operations              222,000           (33,000)          123,000            17,000
                                      ------------      ------------      ------------      ------------

Other charges (credits):
   Investment income                       (10,000)          (30,000)           (3,000)          (20,000)
   Interest expense                         77,000            41,000            39,000            18,000
                                      ------------      ------------      ------------      ------------
                                            67,000            11,000            36,000            (2,000)
                                      ------------      ------------      ------------      ------------

Income (loss) before income taxes          155,000           (44,000)           87,000            19,000
Income taxes                                 7,000                --             4,000                --
                                      ------------      ------------      ------------      ------------

Net (loss) income                     $    148,000      $    (44,000)     $     83,000      $     19,000
                                      ============      ============      ============      ============

Basic and diluted net (loss)
     income per share:                $        .01      ($       .00)     $        .00      $        .00
                                      ============      ============      ============      ============

Weighted average number of
      common and common
      equivalent shares                 27,815,000        27,298,000        27,942,000        27,298,000
                                      ------------      ------------      ------------      ------------


              See notes to condensed unaudited financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               2002            2001
                                                           -----------      ---------
Cash flows from operating activities:
Net income (loss)                                          $   148,000      $ (44,000)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                               9,000          5,000
     Gain on sales of securities                                (1,000)       (10,000)
     Net unrealized holding gain                                    --         (4,000)
Changes in assets and liabilities:
     Accounts receivable                                    (1,478,000)      (256,000)
     Other assets                                               (1,000)       (59,000)
     Accounts payable and accrued liabilities                1,068,000         64,000
                                                           -----------      ---------

Net cash used in operating activities                         (255,000)      (304,000)
                                                           -----------      ---------

Cash flows from investing activities:
     Capital expenditures                                      (10,000)       (22,000)
     Proceeds from sale of short-term investments               14,000        175,000
                                                           -----------      ---------
Net cash provided by investing activities                        4,000        153,000
                                                           -----------      ---------

Cash flows from financing activities:
     Decrease in borrowings, net                                    --       (101,000)
                                                           -----------      ---------
Net cash used in financing activities                               --       (101,000)
                                                           -----------      ---------

Net decrease in cash and cash equivalents                     (251,000)      (252,000)
Cash and cash equivalents, beginning of period                 885,000        725,000
                                                           -----------      ---------

Cash and cash equivalents, end of period                   $   634,000      $ 473,000
                                                           ===========      =========

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

      We have full service offices in Florida, New Jersey, Missouri, North Carolina and Georgia and independent sales agents in twelve states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

Short-term Investments

      Short-term investments as of December 31, 2001 consisted of marketable securities and were carried at market value. There were no short-term investments as of June 30, 2002.

Fixed Assets

      Fixed assets as of June 30, 2002 and December 31, 2001, consisting primarily of furniture, fixtures and office equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 644,000 and 517,000 for the three and six month periods ended June 30, 2002 and were antidilutive in the prior year periods.

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

Note 2 Income Tax Expense

Components of income taxes follow:

                                         Three Months Ended           Six Months Ended
                                           June 30, 2002                June 30, 2002
                                       ----------------------      ----------------------

                                        Current      Deferred       Current      Deferred
                                       --------      --------      --------      --------
Tax expense before application of
   operating loss carryforwards        $ 32,000      $     --      $ 57,000      $     --
Tax expense (benefit) of operating
    loss carryforwards                  (28,000)       28,000       (50,000)       50,000
Change in valuation allowance                --       (28,000)           --       (50,000)
                                       --------      --------      --------      --------

Tax expense                            $  4,000      $     --      $  7,000      $     --
                                       ========      ========      ========      ========

                                           June
                                            30,      December 31,
                                           2002          2001
                                       -----------   ------------
          Deferred tax assets:
               Net operating loss
                   carryforward        $ 6,166,000   $ 6,216,000
                                       -----------   -----------

          Gross  deferred tax assets     6,166,000     6,216,000
          Less: valuation allowance     (6,166,000)   (6,216,000)
                                       -----------   -----------

          Deferred tax asset           $        --   $        --
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

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

      We have full service offices in Florida, New Jersey, Missouri, North Carolina and Georgia and independent sales agents in twelve states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to designated destinations. We do not own any trucking equipment and we rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

Three and six months ended June 30, 2002 and 2001

      During the year ended December 31, 2001, we began to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. As a result, as of June 30, 2002 we had five full service offices and independent sales agents in twelve states and Canada as compared with three full service full service offices and independent sales agents in five states as of June 30, 2001. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be our primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                               2002       2001        2002       2001
                                              ------     ------      ------     -----
     Net revenues                             100.0%     100.0%      100.0%     100.0%
                                              -----      -----       -----      -----

        Commissions                            56.7%      38.3%       54.1%      38.1%
        Operating expenses                     27.7%      57.0%       30.8%      67.1%
        Other charges                           4.6%      (0.5%)       4.6%       1.7%
                                              -----      -----       -----      -----

     Income (loss) before income taxes         11.0%       5.2%       10.5%      (6.9%)
                                              -----      -----       -----      -----

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $4,743,000 and $8,303,000 for the three and six month periods ended June 30, 2002, as compared with $1,791,000 and $3,267,000 in the prior year periods. Net revenues were $791,000 and $1,473,000 for the three and six month periods ended June 30, 2002, as compared with $363,000 and $638,000 in the prior year periods.

Costs and expenses

      Commissions totaled $449,000 and $797,000 for the three and six month periods ended June 30, 2002, as compared with $139,000 and $243,000 in the prior year periods. As a percentage of net revenues, commissions were 54% and 57% for the three and six periods ended June 30, 2002 as compared with 38% and 38% in the prior year periods. This increase is the direct result of higher commission rates related to the Company's business expansion and the addition of independent sales agents at higher commission rates than historical averages.

      Operating expenses totaled $219,000 and $454,000 for the three and six month periods ended June 30, 2002, as compared with $207,000 and $428,000 in the prior year periods. As a percentage of net revenues, operating expenses were 31% and 28% for the three and six month periods ended June 30, 2002 as compared with 67% and 57% in the prior year periods. This decrease in percentage terms is the direct result of management's ability to leverage selling, general and administrative expenses in connection with the Company's business expansion.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, was $3,000 and $10,000 for the three and six month periods ended June 30, 2002, as compared with $20,000 and $30,000 in the prior year periods. Substantially all marketable securities were sold during 2001.

      Interest expense totaled $39,000 and $77,000 for the three and six month periods ended June 30, 2002, as compared with $18,000 and $41,000 in the prior year periods. This increase is primarily the result of increased borrowings in August 2001.

Income taxes

      Income taxes were $4,000 and $7,000 for the three and six month periods ended June 30, 2002 and consist of state taxes as the Company has a net operating loss carryforward for Federal Tax purposes.

Net income (loss)

      Net income totaled $83,000 and $148,000 for the three and six month periods ended June 30, 2002, as compared with $19,000 and a loss of ($44,000) in the prior year periods.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with shippers internal traffic departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

      Our operations were profitable for the three and six months period ended June 30, 2002. However, as of June 30, 2002, we had an accumulated deficit of $17.7 million. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At June 30, 2002, we had outstanding $575,000 of subordinated convertible debentures and $500,000 under a Line of Credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. The Line of Credit, obtained from a related party in August 2001, is secured by accounts receivable and has been extended on similar terms to mature in August 2003. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the Line of Credit on terms acceptable to us.

      At June 30, 2002, we had liquid assets of approximately $634,000.

      The total amount of debt outstanding as of June 30, 2002 was $1,075,000. This following table presents our debt instruments and their weighted average interest rates as of June 30, 2002:

                                          Weighted
                                           Average
                             Balance        Rate
                           ------------  ------------

Subordinated Debt          $   575,000      12.0%
Line of Credit             $   500,000      17.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended June 30, 2002.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION




 Item 1 - 5:      Inapplicable

 Item 6 -         Exhibits:

                  99.1  Chief Executive Officer Certification
                  99.2  Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                          AUTOINFO, INC.
                                          (Registrant)


                                        /s/ William I. Wunderlich
                                        ------------------------------
                                        William I. Wunderlich
                                        Executive Vice President and
                                        Principal Financial Officer


Date: August 12, 2002