Form 10QSB
period 2002-09-30
AUTOINFO INC
filed 2002-11-12
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended: SEPTEMBER 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission File Number: 0-14786

                                 AUTOINFO, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                               13-2867481
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification number)

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

                                YES |X|   NO |_|

Number of shares outstanding of the Registrant's common stock as of November 7, 2002:

               27,347,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES |X|   NO |_|

Transitional Small Business Format

                                YES |_|   NO |X|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1.    Consolidated Financial Statements:                               Page

           Balance Sheets
             September 30, 2002 (unaudited) and December
               31, 2001 (audited)...........................................   3

           Statements of Operations (unaudited)
             Three and nine months ended September 30, 2002 and 2001........   4

           Statements of Cash Flows  (unaudited)
             Three and nine months ended September 30, 2002 and 2001........   5

           Notes to Unaudited Financial Statements..........................   6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  10

Item 4.    Controls and Procedures..........................................  10


Part II. Other Information .................................................  14

Signatures..................................................................  15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,    December 31,
                                                           2002            2001
                                                       ------------    ------------
                                                        Unaudited         Audited
ASSETS

Cash and cash equivalents                              $    498,000    $    885,000
Short-term investments                                           --          13,000
Accounts receivable                                       3,117,000       1,358,000
Other current assets                                         89,000          65,000
                                                       ------------    ------------

     Total current assets                                 3,704,000       2,321,000

Fixed assets, net of depreciation                            34,000          37,000

Loan receivable                                             100,000         100,000
                                                       ------------    ------------

                                                       $  3,838,000    $  2,458,000
                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                      $    500,000    $    500,000
     Accounts payable and accrued liabilities             2,267,000       1,140,000
                                                       ------------    ------------
          Total current liabilities                       2,767,000       1,640,000
                                                       ------------    ------------

Convertible subordinated debentures                         575,000         575,000
                                                       ------------    ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
    $.001 par value; issued and outstanding -
    27,298,000 shares as of September 30, 2002 and
    December 31, 2001                                        27,000          27,000
  Additional paid-in capital                             18,014,000      18,014,000
  Retained deficit                                      (17,545,000)    (17,798,000)
                                                       ------------    ------------
        Total stockholders' equity                          496,000         243,000
                                                       ------------    ------------

                                                       $  3,838,000    $  2,458,000
                                                       ============    ============

       See notes to condensed unaudited consolidated financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Nine Months Ended               Three Months Ended
                                            September 30,                   September 30,
                                    ----------------------------    ----------------------------
                                        2002            2001            2002             2001
                                    ------------    ------------    ------------    ------------
Gross revenues                      $ 13,715,000    $  5,308,000    $  5,412,000    $  2,041,000
Cost of transportation                11,328,000       4,235,000       4,498,000       1,606,000
                                    ------------    ------------    ------------    ------------

Net revenues                           2,387,000       1,073,000         914,000         435,000
                                    ------------    ------------    ------------    ------------

Commissions                            1,292,000         423,000         495,000         180,000
Operating expenses                       728,000         648,000         274,000         220,000
                                    ------------    ------------    ------------    ------------
                                       2,020,000       1,071,000         769,000         400,000
                                    ------------    ------------    ------------    ------------

Income from operations                   367,000           2,000         145,000          35,000
                                    ------------    ------------    ------------    ------------

Other charges (credits):
   Investment income                     (16,000)        (30,000)         (6,000)             --
   Interest expense                      116,000          80,000          39,000          39,000
                                    ------------    ------------    ------------    ------------
                                         100,000          50,000          33,000          39,000
                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes        267,000         (48,000)        112,000          (4,000)
Income taxes                              12,000              --           5,000              --
                                    ------------    ------------    ------------    ------------

Net income (loss)                   $    255,000    $    (48,000)   $    107,000    $     (4,000)
                                    ============    ============    ============    ============

Basic and diluted net (loss)
     income per share:                      $.01           ($.00)           $.00           ($.00)
                                    ============    ============    ============    ============

Weighted average number of
      common and common
      equivalent shares               27,875,000      27,298,000      27,996,000      27,298,000
                                    ------------    ------------    ------------    ------------

       See notes to condensed unaudited consolidated financial statements

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            2002           2001
                                                         -----------    ---------
Cash flows from operating activities:
Net income (loss)                                        $   255,000    $ (48,000)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                            14,000        8,000
     Gain on sales of securities                              (1,000)     (10,000)
     Net unrealized holding gain                                  --       (4,000)
Changes in assets and liabilities:
     Accounts receivable                                  (1,759,000)    (449,000)
     Other current assets                                    (24,000)     (13,000)
     Accounts payable and accrued liabilities              1,126,000      123,000
                                                         -----------    ---------

Net cash used in operating activities                       (389,000)    (393,000)
                                                         -----------    ---------

Cash flows from investing activities:
     Capital expenditures                                    (12,000)     (33,000)
     Proceeds from sale of short-term investments             14,000      216,000
                                                         -----------    ---------
Net cash provided by investing activities                      2,000      183,000
                                                         -----------    ---------

Cash flows from financing activities:
     Increase in borrowings, net                                  --      399,000
                                                         -----------    ---------
Net cash provided by financing activities                         --      399,000
                                                         -----------    ---------

Net increase (decrease) in cash and cash equivalents        (387,000)     189,000
Cash and cash equivalents, beginning of period               885,000      725,000
                                                         -----------    ---------

Cash and cash equivalents, end of period                 $   498,000    $ 914,000
                                                         ===========    =========

       See notes to condensed unaudited consolidated financial statements

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

      We have full service offices in Florida, New Jersey, Missouri, North Carolina, Georgia and Illinois and independent sales agents in eleven states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the SEC.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      Gross revenues consist of the total dollar value of services purchased by customers. We act primarily as the service provider for these transactions and recognize revenue as services are rendered.

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

Short-term Investments

      Short-term investments as of December 31, 2001 consisted of marketable securities and were carried at market value. There were no short-term investments as of September 30, 2002.

Fixed Assets

      Fixed assets as of September 30, 2002 and December 31, 2001, consisting primarily of furniture, fixtures and office equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 698,000 and 577,000 for the three and nine month periods ended September 30, 2002, respectively, and were antidilutive in the prior year periods.

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

Income Taxes

      The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These differences relate principally to timing differences in the deductibility of certain expenses and the future benefits to be recognized upon the utilization of certain operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets that are not expected to be realized are reduced by a valuation allowance.

Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, no compensation cost has been recognized for stock options in the accompanying financial statements.

Note 2 - Income Tax Expense

Components of income taxes follow:

                                          Nine Months Ended           Three Months Ended
                                         September 30, 2002           September 30, 2002
                                     --------------------------    --------------------------
                                       Current        Deferred       Current        Deferred
                                     -----------    -----------    -----------    -----------
Tax expense before application of
   operating loss carryforwards      $   100,000    $        --    $    43,000    $        --
Tax expense (benefit) of operating
   loss carryforwards                    (88,000)        88,000        (38,000)        38,000
Change in valuation allowance                 --        (88,000)            --        (38,000)
                                     -----------    -----------    -----------    -----------

Tax expense                          $    12,000    $        --    $    12,000    $        --
                                     ===========    ===========    ===========    ===========


                                      September      December
                                      30, 2002       31, 2001
                                     -----------    -----------
Deferred tax assets:
     Net operating loss
         carryforward                $ 6,128,000    $ 6,216,000
                                     -----------    -----------

Gross  deferred tax assets             6,128,000      6,216,000
Less: valuation allowance             (6,128,000)    (6,216,000)
                                     -----------    -----------

Deferred tax asset                   $        --    $        --
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

      We have full service offices in Florida, New Jersey, Missouri, North Carolina, Georgia and Illinois and independent sales agents in eleven states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to designated destinations. We do not own any trucking equipment and we rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

Results of Operations

      In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during the winter months. This industry trend has not had a significant impact on our results of operations or our cash flows in recent years. Also, inflation has not materially affected our operations due to the short-term transactional basis of our business. However, we cannot fully predict the impact seasonality and inflation may have in the future.

Three and nine months ended September 30, 2002 and 2001

      During the year ended December 31, 2001, we began to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. As a result, as of September 30, 2002 we had six full service offices and independent sales agents in eleven states and Canada as compared with three full service offices and independent sales agents in five states as of September 30, 2001. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be our primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                      Nine Months Ended      Three Months Ended
                                        September 30,          September 30,
                                       2002       2001        2002       2001
                                      ------     ------      ------     ------

Net revenues                           100.0%     100.0%      100.0%     100.0%
                                      ------     ------      ------     ------

   Commissions                          54.1%      39.4%       54.2%      41.4%
   Operating expenses                   30.5%      60.4%       30.0%      50.6%
   Other charges                         4.2%       4.7%        3.6%       8.9%
                                      ------     ------      ------     ------

Income (loss) before  income taxes      11.2%      (4.5%)      12.3%      (0.9%)
                                      ------     ------      ------     ------

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $5,412,000 and $13,715,000 for the three and nine month periods ended September 30, 2002, as compared with $2,041,000 and $5,308,000 in the prior year periods. Net revenues were $914,000 and $2,387,000 for the three and nine month periods ended September 30, 2002, as compared with $435,000 and $1,073,000 in the prior year periods.

Costs and expenses

      Commissions totaled $495,000 and $1,292,000 for the three and nine month periods ended September 30, 2002, as compared with $180,000 and $423,000 in the prior year periods. As a percentage of net revenues, commissions were 54% for the three and nine month periods ended September 30, 2002, as compared with 41% and 39% in the prior year periods. This increase is the direct result of higher commission rates related to the Company's business expansion and the addition of independent sales agents at higher commission rates than historical averages.

      Operating expenses totaled $274,000 and $728,000 for the three and nine month periods ended September 30, 2002, as compared with $220,000 and $648,000 in the prior year periods. As a percentage of net revenues, operating expenses were 30% and 31% for the three and nine month periods ended September 30, 2002, as compared with 51% and 60% in the prior year periods. This decrease in percentage terms is the direct result of management's ability to leverage selling, general and administrative expenses in connection with the Company's business expansion.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, was $6,000 and $16,000 for the three and nine month periods ended September 30, 2002, as compared with $0 and $30,000 in the prior year periods. Substantially all marketable securities were sold during 2001.

      Interest expense totaled $39,000 and $116,000 for the three and nine month periods ended September 30, 2002, as compared with $39,000 and $80,000 in the prior year periods. This increase is primarily the result of increased borrowings in August 2001.

Income taxes

      Income taxes were $5,000 and $12,000 for the three and nine month periods ended September 30, 2002 and consist of state taxes as the Company has a net operating loss carryforward for Federal Tax purposes.

Net income (loss)

      Net income totaled $107,000 and $255,000 for the three and nine month periods ended September 30, 2002, as compared with losses of ($4,000) and ($48,000) in the prior year periods.

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

      Our operations were profitable for the three and nine months period ended September 30, 2002. However, as of September 30, 2002, we had an accumulated deficit of $17.5 million. Other factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

      We cannot assure you that our revenues will continue to increase or that our operations will continue to be profitable.

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

Liquidity and capital resources

      At September 30, 2002, we had outstanding $575,000 of subordinated convertible debentures and $500,000 under a Line of Credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, after December 31, 2003. The Line of Credit, obtained from a related party in August 2001, is secured by accounts receivable and has been extended on similar terms to mature in August 2003. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the Line of Credit on terms acceptable to us.

      At September 30, 2002, we had liquid assets of approximately $498,000.

      The total amount of debt outstanding as of September 30, 2002 was $1,075,000. The following table presents our debt instruments and their weighted average interest rates as of September 30, 2002:

                                                        Weighted
                                          Balance     Average Rate
                                        -----------   ------------

Subordinated Debt                       $   575,000       12.0%
Line of Credit                          $   500,000       17.0%

Inflation and changing prices had no material impact on revenues or the results of operations for the period ended September 30, 2002.

Item 4. Controls and Procedures

AutoInfo's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Date: November 12, 2002

                                 AUTOINFO, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Harry Wachtel, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of AutoInfo, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Harry Wachtel
                                           -------------------------------------
                                                       Harry Wachtel
                                           President and Chief Executive Officer

Date: November 12, 2002

      CERTIFICATION

      I, William Wunderlich, certify that:

      7. I have reviewed this quarterly report on Form 10-QSB of AutoInfo, Inc.;

      8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                  /s/ William Wunderlich
                                                  ------------------------------
                                                        William Wunderlich
                                                      Chief Financial Officer

Date: November 12, 2002