Form 10KSB
period 2002-12-31
AUTOINFO INC
filed 2003-03-25
CIK 351017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                        --------------------------------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                        6401 Congress Avenue - Suite 230
                              Boca Raton, FL 33487
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 988-9456

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

As of March 21, 2003, 27,347,923 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 10, 2003 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.17 on that date) was approximately $1,997,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----

PART I ........................................................................    3
   Item 1.      Business ......................................................    3
                Risk Factors ..................................................    6
   Item 2.      Properties ....................................................    9
   Item 3.      Legal Proceedings .............................................    9
   Item 4.      Submission of Matters to a Vote of Security Holders ...........    9
PART II .......................................................................   10
   Item 5.      Market for our Common Equity and Related Stockholder Matters ..   10
                Selected Consolidated Financial Data ..........................   11
   Item 6.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations .........................................   12
   Item 7.      Financial Statements and Supplementary Data ...................   16
   Item 8.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosures .........................................   16
PART III ......................................................................   17
   Item 9.      Directors and Executive Officers ..............................   17
   Item 10.     Executive Compensation ........................................   18
   Item 11.     Security Ownership of Certain Beneficial Owners and Management    20
   Item 12.     Certain Relationships and Related Transactions ................   20
   Item 13.     Exhibits and Reports On Form 8-K ..............................   21
   Item 14.     Controls and Procedures .......................................   22

                      FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

                                    BUSINESS

Overview

      We are a full service third party transportation logistics provider through our wholly-owned subsidiary Sunteck Transport Co., Inc. (Sunteck). Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs.

      We have five regional operating centers and representatives in 12 states and Canada. As of March 5, 2003 we had 42 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

      The actual movement of goods is accomplished by trucking (consisting of local, over the road, truckload, and less than truckload shipments) - air freight (time sensitive in nature) - rail freight (non time sensitive in nature and usually less expensive than truck) - ocean freight (generally in containerized ships). Other services provided include warehousing and distribution.

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

Operations and systems

            We presently process in excess of 2,000 freight orders per month. Our sales agents in our five regional operating centers and representatives in twelve states and Canada receive customers freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

            We utilize a state-of-the-art order entry system. All agents are integrated live via Internet access to our database and client server-based system in our Florida corporate headquarters. Orders are entered into a customized freight order and tracking system, which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity.

Customers

            We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2002, no customer accounted for more than 10% of our revenues. We receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

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

Competition

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight.

      We generally compete on the basis of price and the range of logistics and supply chain services offered.

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

      We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements and the maintenance of a $100,000 contingent cargo insurance policy.

Risk and liability

      We do not assume liability for loss or damage to freight. As a third party logistics provider, we act as the shipper's agent and arrange for a carrier to handle the freight. Therefore, we do not take possession of the shipper's freight and, accordingly, we are not liable for the carrier's negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers.

Executive officers

      We currently have two executive officers. Harry M. Wachtel serves as president and chief executive officer and has served in these capacities since December 7, 2000. William Wunderlich serves as executive vice president and chief financial officer and has served as executive vice president since December 2000 and as chief financial officer since October 1992. In addition, Mr. Wunderlich served as our president from January 1999 through December 7, 2000. For information regarding Mr. Wachtel and Mr. Wunderlich's prior business experience, see Item 10 of this report.

Company background

      AutoInfo was organized under the laws of the State of Delaware in 1987. During 1998, we ceased to operate as an automobile finance company.

      On February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck, a full service third party transportation logistics provider, in exchange for, upon closing, ten million shares of our common stock, which constituted approximately 37% of the proposed outstanding common stock of reorganized AutoInfo under our Chapter 11 reorganization plan.

      Sunteck, which was formed in 1997, is a full service third party transportation logistics provider. Its supply chain services include ground transportation coast-to-coast, local pick up and delivery, warehousing, air freight and ocean freight. Sunteck has developed strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service its customers' needs.

      On June 27, 2000, our Amended Disclosure Statement and Amended Plan of Reorganization were approved by the Bankruptcy Court.

      On August 1, 2000, we announced that the Reorganization Plan had been confirmed and would become effective, without further action by the Court, upon the closing of the Sunteck merger, which occurred in December 2000.

                                  RISK FACTORS

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

We have experienced operating losses in prior years.

         For the year ended December 31, 2002, we increased gross revenues from $8.0 million to $18.9 million and had net income of $340,000 as compared with a net loss of $15,000 in the prior year. However, in prior years we experienced operating losses.

Factors that could adversely affect our operating results include:

o        the success of Sunteck in expanding its business operations; and

o        changes in general economic conditions.

There is no assurance that we will operate profitably in future periods.

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

      We have granted options covering approximately 2.6 million shares of our common stock. In addition, we have $575,000 of outstanding debentures convertible at the option of the holders into 2.3 million shares of our common stock. We have agreed to register the shares underlying the debentures. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

Concentration of ownership

      As of March 18, 2003, our president, Harry Wachtel was our largest stockholder, owning approximately 35% of the issued and outstanding shares of our common stock. Further, James T. Martin owns approximately 24% of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel or Mr. Martin could assert control over our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger.

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

      The Securities and Exchange Commission (SEC) has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Our securities are subject to the existing rules on penny stocks and, accordingly, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.

Patents, trademarks and copyrights

      "AUTOINFO" is our registered trademark and service mark.

Employees

      We currently have 56 full-time employees and independent sales agents. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

                                   PROPERTIES

      We lease approximately 1,400 square feet of space for our executive offices and the headquarters of Sunteck at 6401 Congress Avenue, Boca Raton, Florida. This lease runs through February 2004 and provides for an annual rental of $21,000. We lease 1,100 square feet for our operating office at 315 Main Street, Pineville, North Carolina. The lease runs through February 2005 and provides for an annual rental of $12,000. We lease 700 square feet for our operating office at 1040 North Halsted Street, Chicago, Illinois. The lease runs through September 2004 and provides for an annual rental of $9,600.

                                LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

          MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Year Ended December 31, 2002                              High              Low
--------------------------------------------             -----             -----

First quarter                                            $0.19             $0.06
Second quarter                                            0.17              0.12
Third quarter                                             0.22              0.10
Fourth quarter                                            0.22              0.12

Year Ended December 31, 2001                              High              Low
--------------------------------------------             -----             -----

First quarter                                            $0.06             $0.03
Second quarter                                            0.05              0.03
Third quarter                                             0.06              0.02
Fourth quarter                                            0.12              0.04

      As of March 18, 2003, the closing bid price per share for our common stock, as reported on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. was $0.16. As of March 18, 2003, we had approximately 1,750 beneficial stockholders.

Dividend policy

      We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

                      SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The financial data has been derived from our audited consolidated financial statements and accompanying notes. This financial data reflects our acquisition of Sunteck in December 2000, which was accounted for as a pooling of interest. Accordingly, all periods presented below have been restated to include the accounts and operations of Sunteck under continuing operations.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                          Year ended December 31,
                                              --------------------------------------------------------------
                                                 2002         2001         2000         1999         1998
                                              ----------    ---------    ---------    ---------    ---------
Statement of Operations Data:
------------------------------------------

Gross revenues                                $   18,863    $   8,029    $   3,389    $   3,457    $   2,388

Net revenues (1)                                   3,368        1,567          835          841          698

Income (loss) from continuing operations             340          (15)         (81)          76           (2)

Income (loss) from discontinued
    operations                                        --           --        9,471       (1,109)      (9,935)

Net  income (loss)                            $      340    $     (15)   $   9,390    $  (1,033)   $  (9,937)

Basic net income (loss) per share (2) (3)
     From continuing operations               $      .01    $    (.00)   $     .00    $     .00    $     .00
     From discontinued operations                     --           --          .51         (.06)        (.56)
                                              ----------    ---------    ---------    ---------    ---------
Net (loss) income per share, basic            $      .01    $    (.00)   $     .51    $    (.06)   $    (.56)
                                              ----------    ---------    ---------    ---------    ---------

Diluted net income (loss) per share (2) (3)
     From continuing operations               $      .01    $    (.00)   $     .00          .00    $     .00
     From discontinued operations                     --           --          .48         (.06)        (.56)
                                              ----------    ---------    ---------    ---------    ---------
Net (loss) income per share, diluted
                                              $      .01    $    (.00)   $     .48    $    (.06)   $    (.56)
                                              ----------    ---------    ---------    ---------    ---------

(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The common stock equivalents for the year ended December 31, 2002 were 635,000 and for the year ended December 31, 2000 were 1,304,000.

(3) The common stock equivalents for the years ended December 31, 1999, and 1998, were 745,000 and 214,000. The common stock equivalents for these shares were not included in the calculation of diluted income (loss) per common share because the effect would have been antidilutive.

000's omitted                                                   As at December 31,
                                              -------------------------------------------------------
                                               2002        2001        1999        1998        1997
                                             --------    --------    --------    --------    --------
Balance Sheet Data:
------------------------------------------

Cash and short term investments              $    684    $    898    $    941    $  1,072    $  2,441
Accounts receivable                             2,996       1,358         720         428         376
Total assets                                    3,944       2,458       1,740       1,530       3,180
Total liabilities of continuing
    operations                                  3,356       2,215       1,481         500      11,756
Liabilities of discontinued operations
    subject to compromise                          --          --          --      10,624          --
Deficit                                       (17,458)    (17,798)    (17,784)    (27,173)    (26,141)
Stockholders' equity (deficiency)                 588         243         258      (9,594)     (8,576)

----------

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

      This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 6 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

      As a result of our acquisition of Sunteck Transport Co., Inc. (Sunteck) in December 2000, we are a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs.

      We have five regional operating centers and representatives in 12 states and Canada. As of March 5, 2003 we had 42 sales agents. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Results of operations

For the year ended December 31, 2002

      During the year ended December 31, 2002, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion. The cost of transportation related to a significant portion of the growth generated by this business expansion has been at a higher rate than our historical business resulting in reduced net revenues as a percentage of gross revenues.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                     2002           2001
                                                    -----          -----

      Net revenues                                  100.0%         100.0%

         Commissions                                 54.2%          46.1%
         Operating expenses                          31.4%          50.9%
         Other charges                                3.8%           4.0%

      Net income (loss)                              10.1%          (1.0%)

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $18,863,000 for the year ended December 31, 2002, as compared with $8,029,000 in the prior year. Net revenues were $3,368,000 for the year ended December 31, 2002, as compared with $1,567,000 in the prior year.

Costs and expenses

      Commissions totaled $1,827,000 for the year ended December 31, 2002, as compared with $722,000 in the prior year. As a percentage of net revenues, commissions were 54.2% for the year ended December 31, 2002 as compared with 46.1% in the prior year. This increase is the direct result of higher commission rates related to our business expansion.

      Operating expenses totaled $1,057,000 for the year ended December 31, 2002, as compared with $798,000 in the prior year. As a percentage of net revenues, operating expenses were 31.9% for the year ended December 31, 2002 as compared with 50.9% in the prior year. This decrease is the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, yielded a gain of $26,000 for the year ended December 31, 2002, as compared to $45,000 in the prior year. This decrease is the direct result of the sale of substantially all marketable securities during the year ended December 31, 2001.

      Interest expense was $154,000 for the year ended December 31, 2002 as compared with $107,000 in the prior year. This increase is primarily the result of an increase in borrowings consisting of the loan payable of $500,000, originated in August 2001, outstanding for a full year offset by the repayment of a note payable, originated in September 2000, which was repaid in April 2001.

Income tax

      Income taxes of $16,000 for the year ended December 31, 2002 related to the operating results net of the benefit of the utilization of net operating loss carryforwards.

Net income (loss)

      Net income totaled $340,000 for the year ended December 31, 2002, as compared with a loss of $15,000 in the prior year.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

      For the year ended December 31, 2002, we increased gross revenues from $8.0 million to $18.9 million and had net income of $340,000 as compared with a net loss of $15,000 in the prior year. As of December 31, 2002, we had an accumulated deficit of $17.5 million. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At December 31, 2002, we had outstanding $575,000 of convertible subordinated debentures and $500,000 pursuant to a line of credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. The line of credit, obtained from a related party in August 2001, is secured by accounts receivable and matures in August 2003. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the line of credit on terms acceptable to us.

      At December 31, 2002, we had liquid assets of approximately $684,000.

      The total amount of debt outstanding as of December 31, 2002 and 2001 was $1,075,000. The following table presents our debt instruments and their weighted average interest rates as of December 31, 2002 and 2001, respectively:

                                                          Weighted
                                                          Average
                                           Balance         Rate
                                          --------         ----

      Subordinated Debt                   $575,000           12.0%
      Line of Credit                      $500,000           17.0

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2002.

Critical Accounting Policies

      Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 of the Notes to Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements. The most significant areas involving management estimates and assumptions are described below. Actual results could differ materially from management's estimates under different assumptions or conditions.

Revenue Recognition

As a third party transportation logistics provider, we act as the shippers' agent and arrange for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101, as amended, summarizes some of the SEC's views in applying accounting principles generally accepted in the United States of America (GAAP) to revenue recognition in the financial statements. We believe our revenue recognition policy is appropriate and in accordance with GAAP and SAB 101.

Provision For Doubtful Accounts

We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS 145), which rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred.

      In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions," which requires that transactions involving the acquisition of financial institutions, except for transactions between two or more mutual enterprises, be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Adoption of these statements did not have a material impact on our financial position or results of operations.

                              FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this report beginning on page F-1.

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                       Age   Position
----                       ---   --------

Peter C. Einselen          63    Director
Thomas C. Robertson        57    Director
Harry Wachtel              44    President, chief executive officer and director
Mark Weiss                 43    National account executive and director
William Wunderlich         55    Chief financial officer

      PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has served as senior vice president of Andersen & Strudwick, a brokerage firm, since 1990. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been president, chief financial officer and a director of Andersen & Strudwick, a brokerage firm since 1988. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

      HARRY WACHTEL joined us in conjunction with the acquisition of Sunteck and has been a director, and our president and chief executive officer since December 7, 2001. Since 1997, he has been president of Sunteck. From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1990 to 1991 he served as president of Guaranteed Federal Financial, a mortgage origination company.

      MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2001. Since 1997, he has been employed by Sunteck as a national account executive. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1982 to 1994 he was president of The Picture Place Ltd. Inc., a retailer and wholesaler of photographic, video and art equipment and supplies. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer of the Company.

      WILLIAM WUNDERLICH joined us in October 1992 as our vice president - finance, became chief financial officer in January 1993, president in January 1999 and, in conjunction with the acquisition of Sunteck, became executive vice president in December 2001. From 1990 to 1992, he served as vice president of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as executive vice president, chief financial officer and a director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College. Mr. Wunderlich is the brother-in-law of Mr. Weiss, one of our directors.

Committees of the Board of Directors

      Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each committee is comprised of Messrs. Einselen and Robertson, our non-employee independent outside directors.

Option grants during the year ended December 31, 2002

      Our compensation committee did not grant any options to the named executives during the year ended December 31, 2002. During 2001, non-employee directors were granted options to purchase a total of 30,000 shares of our common stock at $0.05 per share, the fair market value on the date of grant. These shares vest ratably over a three-year period.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2002 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2002.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                  Number of Shares Underlying       Value of Unexercised In-the-
                                                                  Unexercised Options at Fiscal       Money Options At Fiscal
                                                                          Year-End                           Year-End (2)
                                                                  ------------------------------    ----------------------------
                           Shares Acquired
Name                       on Exercise (#)   Value Realized (1)   Exercisable       Unexercisable   Exercisable    Unexercisable
----                       ---------------   ------------------  -------------      -------------   -----------    -------------
Harry Wachtel                     --                --                   --                    --            --               --
Mark Weiss                        --                --                   --                    --            --               --
William Wunderlich            50,000            $3,500              845,000                    0       $42,250              $0

---------------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2002 of $0.15 per share.

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2001, each non-employee Director was granted options to purchase a total of 15,000 shares of our common stock at $.05 per share, the fair market value on the date of grant. These shares vest ratably over a three-year period.

                             EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2002, 2001 and 2000 whose aggregate compensation exceeded $100,000.

                                                                            All other
Name and principal position                     Salary         Bonus     compensation (1)
---------------------------                     ------         -----     ----------------
Harry Wachtel
President and chief executive officer
    2002 ...................................   $175,000       $13,035          --
    2001 ...................................   $ 75,000(2)         --          --
    2000 ...................................   $231,325            --          --

William Wunderlich
Executive vice president and chief financial
    officer (3)
    2002 ...................................   $ 75,000       $28,035          --
    2001 ...................................   $ 75,000            --          --
    2000 ...................................   $144,960            --      $4,575

Mark Weiss
National account executive
    2002 ...................................   $127,836            --          --
    2001 ...................................   $131,663            --          --
    2000 ...................................   $137,771            --          --

--------------------

(1) Represents amount contributed to the Company's 401(k) deferred compensation plan.

(2) For the year ended December 31, 2001, Mr. Wachtel waived $100,000 of his minimum salary.

(3)   From January 1, 2000 to November 2001, Mr. Wunderlich was our president.

Employment Agreements

      In December 2000, we entered into employment agreements with Messrs. Wachtel and Wunderlich providing for their employment, as our chief executive officer and chief financial officer, respectively, for terms expiring on December 31,2003 subject to automatic one-year renewals unless either party gives written notice ninety days prior to the end of the then current term of the agreement. The agreement provides for annual base salaries of $175,000 and $75,000, respectively, and for participation in all executive benefit plans. Mr. Wachtel's agreement provides that he will be entitled to a bonus equal to 10% of our consolidated pre-tax profit from $250,000 to $1,250,000. Mr. Wunderlich's agreement provides that he will be entitled to a bonus equal to 10% of our consolidated pre-tax profit from $100,000 to $1,250,000. Further, the Mr. Wachtel's agreement provides, among other things, that, if employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined) or within six months after a change of control (as defined), we will pay him an amount equal to his respective current base salary plus the average incentive compensation due to him during the remaining term of the agreement.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 21, 2003, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, and all directors and executive officers as a group.

                Name of                    Shares of Common Stock    Percentage
          Beneficial Owner (1)               Beneficially Owned     Of Ownership
          --------------------               ------------------     ------------

(i) Directors and Executive Officers
Harry Wachtel .........................          9,770,000(2)            34.7%
Thomas C. Robertson ...................            175,000(3)               *
Peter C. Einselen .....................            345,000(3)             1.3%
Mark Weiss ............................          1,000,000(6)             3.7%
William I. Wunderlich .................          1,765,000(4)(7)          6.2%
All executive officers and directors as
a group (5 persons) ...................         11,305,000(8)            38.6%

(ii) 5% Stockholders
James T. Martin .......................          6,622,000(5)            24.3%

--------------

*     Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel and Mr. Wunderlich is c/o AutoInfo, Inc., 6401 Congress Avenue, Suite 230, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda.

(2) Includes 800,000 shares issuable upon the conversion of a convertible subordinated debenture; and 1,750,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.

(3) Includes 15,000 shares issuable upon the exercise of stock options and 100,000 shares issuable upon the conversion of a convertible subordinated debenture.

(4) Includes 845,000 shares issuable upon the exercise of stock options and 100,000 shares issuable upon conversion of a convertible subordinated debenture.

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

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In August 2001, we entered into a $500,000 line of credit agreement with James T. Martin, a significant stockholder, secured by our accounts receivable, which expires in August 2003. Interest on the outstanding borrowings is 17% per annum, payable quarterly in arrears. As of December 31, 2002, outstanding borrowings under this line of credit totaled $500,000 and interest of $85,000 and $32,000 was charged to operations in 2002 and 2001, respectively.

      During the year ended December 31, 2001, Harry Wachtel, our president, waived $100,000 of compensation due pursuant to his employment agreement dated December 6, 2000.

      In December 2001, we lent $100,000 to the father-in-law of Harry Wachtel, our president. This loan bears interest at 4% per annum and is due in December 2003.

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. Interest of $69,000 was charged to operations in each of 2002 and 2001.

                        EXHIBITS AND REPORTS ON FORM 8-K

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

No. 10I Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of December 7, 2000. (9)

No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated December 7, 2000. (9)

No. 21A     Subsidiaries of the Registrant. (9)

No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent public accountants.*

No. 99.1    Certification of Chief Executive Officer.*

No. 99.2    Certification of Chief Financial Officer.*

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

Reports on Form 8-K

None.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Within the past 90 days, our management, including our chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in Internal Controls

      There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our chief executive officer and chief financial officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 24, 2003 on its behalf by the undersigned, thereunto duly authorized.

                                             AutoInfo, Inc.

                                             By:  /s/ Harry M. Wachtel
                                                  ------------------------------
                                                   Harry M. Wachtel, President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Harry M. Wachtel
-------------------------
Harry M. Wachtel            President and Chairman of the Board  March 24, 2003



/s/ William I. Wunderlich
-------------------------
William I. Wunderlich       Chief Financial Officer              March 24, 2003


/s/ Mark Weiss
-------------------------
Mark Weiss                  Director                             March 24, 2003


/s/ Peter C. Einselen
-------------------------
Peter C. Einselen           Director                             March 24, 2003


/s/ Thomas C. Robertson
-------------------------
Thomas C. Robertson         Director                             March 24, 2003

                                 AUTOINFO, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, Harry Wachtel, certify that:

      1. I have reviewed this annual report on Form 10-KSB of AutoInfo, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                      /s/ Harry Wachtel
                                                      --------------------------
                                                      Harry Wachtel
                                                      Chief Executive Officer

Date:    March 24, 2003

                                 AUTOINFO, INC.

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION

      I, William Wunderlich, certify that:

      1. I have reviewed this annual report on Form 10-KSB of AutoInfo, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ William Wunderlich
                                                    ----------------------------
                                                    William Wunderlich
                                                    Chief Financial  Officer

Date:    March 24, 2003

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001               F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 2002 and 2001                                        F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2002 and 2001                                        F-5

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2002 and 2001                    F-6

Notes to Consolidated Financial Statements                                 F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 13, 2003
Shelton, Connecticut

                                     Dworken, Hillman, LaMorte & Sterczala, P.C.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS
                                                                                     December 31
                                                                             ----------------------------
                                                                                 2002            2001
                                                                             ------------    ------------

Current assets:
   Cash and cash equivalents                                                 $    684,000    $    885,000
   Short-term investments (Note 2)                                                     --          13,000
   Accounts receivable, net of allowance for doubtful accounts
      (2002 - $60,000; 2001 - $20,000) (Note 3)                                 2,996,000       1,358,000
   Loan receivable (Note 4)                                                       100,000              --
   Other current assets                                                            97,000          65,000
                                                                             ------------    ------------

Total current assets                                                            3,877,000       2,321,000

Fixed assets, net of depreciation                                                  67,000          37,000

Loan receivable (Note 4)                                                               --         100,000
                                                                             ------------    ------------

                                                                             $  3,944,000    $  2,458,000
                                                                             ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 3)                                                     $    500,000    $    500,000
   Convertible subordinated debentures (Note 3)                                   575,000              --
   Accounts payable and accrued liabilities                                     2,281,000       1,140,000
                                                                             ------------    ------------

Total current liabilities                                                       3,356,000       1,640,000
                                                                             ------------    ------------

Convertible subordinated debentures (Note 3)                                           --         575,000
                                                                             ------------    ------------

Stockholders' equity : (Note 7)
  Common Stock - authorized 100,000,000 shares, $.001 par value; issue and outstanding 27,347,923 and 27,297,923 as
    of December 31, 2002 and 2001, respectively                                    27,000          27,000
  Additional paid-in capital                                                   18,019,000      18,014,000
  Deficit                                                                     (17,458,000)    (17,798,000)
                                                                             ------------    ------------

  Total stockholders' equity                                                      588,000         243,000
                                                                             ------------    ------------

                                                                             $  3,944,000    $  2,458,000
                                                                             ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For The Years Ended December 31,
                                                --------------------------------
                                                      2002             2001
                                                 ------------      ------------

Gross revenues                                   $ 18,863,000      $  8,029,000
Cost of transportation                             15,495,000         6,462,000
                                                 ------------      ------------

Net revenues                                        3,368,000         1,567,000
                                                 ------------      ------------

Commissions                                         1,827,000           722,000
Operating expenses                                  1,057,000           798,000
                                                 ------------      ------------
                                                    2,884,000         1,520,000
                                                 ------------      ------------

Income from operations                                484,000            47,000
                                                 ------------      ------------

Other charges (credits):
   Investment income (Note 2)                         (26,000)          (45,000)
   Interest expense                                   154,000           107,000
                                                 ------------      ------------
                                                      128,000            62,000
                                                 ------------      ------------

Income (loss) before income taxes                     356,000           (15,000)
Income taxes (Note 5)                                  16,000                --
                                                 ------------      ------------

Net income (loss)                                     340,000           (15,000)
                                                 ============      ============

Basic and diluted net income per share           $        .01                --
                                                 ============      ============

Weighted average number of common and
   common equivalent shares                        27,940,000        27,328,000
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Shares of
                               Common                 Additional
                                Stock      Common     Paid - In
                             Outstanding    Stock      Capital       Deficit
                             -----------    -----      -------       -------

Balance, January 1, 2001      27,298,000   $27,000   $18,014,000   $(17,783,000)

Net loss                              --        --            --        (15,000)
                              ----------   -------   -----------   ------------

Balance, December 31, 2001    27,298,000    27,000    18,014,000    (17,798,000)

Exercise of stock options         50,000        --         5,000

Net income                                                              340,000
                              ----------   -------   -----------   ------------

Balance, December 31, 2002    27,348,000   $27,000   $18,019,000   $(17,458,000)
                              ==========   =======   ===========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Years Ended
                                                             December 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------    ---------
Cash flows from operating activities:
  Net income  (loss)                                   $   340,000    $ (15,000)
  Adjustments to reconcile net income (loss) to net
    cash used in  operating activities:
      Depreciation and amortization expenses                18,000       11,000
      Gains on sales of securities                              --      (15,000)
      Net unrealized holding loss                               --        1,000

Changes in assets and liabilities:
    Accounts receivable, net                            (1,638,000)    (638,000)
    Other current assets                                   (32,000)       2,000
    Accounts payable and accrued liabilities             1,141,000      334,000
                                                       -----------    ---------

Net cash used in operating activities                     (171,000)    (320,000)
                                                       -----------    ---------

Cash flows from investing activities:
  Increase in loan receivable                                   --     (100,000)
  Capital expenditures                                     (48,000)     (35,000)
  Redemption of short-term investments                      13,000      216,000
                                                       -----------    ---------

Net cash provided by (used in) investing activities        (35,000)      81,000
                                                       -----------    ---------

Cash flows from financing activities:
  Exercise of stock options                                  5,000           --
  Increase in  borrowings, net                                  --      399,000
                                                       -----------    ---------

Net cash  provided by  financing activities                  5,000      399,000
                                                       -----------    ---------


Net change in cash and cash equivalents                   (201,000)     160,000
Cash and cash equivalents, beginning of year               885,000      725,000
                                                       -----------    ---------

Cash and cash equivalents, end of year                 $   684,000    $ 885,000
                                                       ===========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

Note 1 - Business and Summary of Significant Accounting Policies

Business

      As a result of the Company's acquisition of Sunteck Transport Co., Inc. (Sunteck) in December 2000, the Company is a full service third party transportation logistics provider. The Company services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs.

      The Company has five regional operating centers and representatives in 12 states and Canada. As of March 5, 2003 we had 42 sales agents. The Company's services include arranging for the transport of customers' freight from the shippers location to the designated destination. The Company does not own any trucking equipment and rely on independent carriers for the movement of customers' freight. It seeks to establish long-term relationships with its customers and provide a variety of logistics services and solutions to eliminate inefficiencies in customers' supply chain management.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Sunteck Transport Co., Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      As a third party transportation logistics provider, the Company acts as the shippers' agent and arranges for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, the Company's obligations are completed and collection of receivables is reasonably assured.

Provision For Doubtful Accounts

      The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, its historical payment and bad debt write-off experience, and any specific customer related collection issues.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks and investments in short-term, highly liquid securities having original maturities of three months or less. From time to time, the Company has on deposit at financial institutions cash balances which exceed federal deposit insurance limitations. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Short-Term Investments

      Short-term investments are classified as trading securities and are reported at fair market value. Gains and losses on disposition of trading securities are recognized based on specific identification in the period in which they occur. Unrealized holding gains and losses on trading securities, based upon the fair market value as of the balance sheet date, are included in earnings in the period in which they occur.

Fixed Assets

      Fixed assets as of December 31, 2002 and 2001, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income (Loss) Per Share

      Basic income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 633,000 for the year ended December 31, 2002 and were antidilutive for the year ended December 31, 2001.

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

Income Taxes

      The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and future benefits to be recognized upon the utilization of certain operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized for stock options in the financial statements.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS 145), which rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred.

      In October 2002, the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions," which requires that transactions involving the acquisition of financial institutions, except for transactions between two or more mutual enterprises, be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets."

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 by requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Adoption of these statements did not have a material impact on the Company's financial position or results of operations.

Note 2- Short-Term Investments

      Short-term investments at December 31, 2001 consisted of marketable securities. Investment return is summarized as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         2002             2001
                                                       -------         --------

    Unrealized loss                                    $    --         $ (1,000)
    Gain on sale of securities                           1,000           15,000
    Dividends and interest                              25,000           31,000
                                                       -------         --------
Investment income                                      $26,000         $ 45,000
                                                       =======         ========

Note 3 - Debt

Loan Payable

      In August 2001, the Company entered into a $500,000 Line of Credit Agreement with James T. Martin, a 24% stockholder of the Company, secured by the Company's accounts receivable, which expires in August 2003. Interest on the outstanding borrowings is 17% per annum, payable quarterly in arrears. As of December 31, 2002, outstanding borrowings under this Line of Credit totaled $500,000 and interest of $85,000 and $32,000 was charged to operations in 2002 and 2001, respectively.

Convertible Subordinated Debentures

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% Subordinated Convertible Debentures (Debentures). The Debentures are convertible into the common stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. Interest of $69,000 was charged to operations in each of 2002 and 2001.

Note 4 - Loan Receivable

      In December 2001, the Company made a loan of $100,000 to the father-in-law of Harry Wachtel, the president of the Company. This loan bears interest at 4% per annum and is due in December 2003.

Note 5- Income Taxes

      For the years ended December 31, 2002 and 2001, the provision for income taxes consisted of the following:

                                                   2002              2001
                                                 -------           -------

      Federal                                    $    --           $    --
      State                                       16,000                --
                                                 -------           -------
      Income tax                                 $16,000           $    --
                                                 =======           =======

      The following table reconciles the Company's effective income tax rate on
(loss) income from continuing operations to the Federal Statutory Rate for the years ended December 31, 2002 and 2001.

                                                  2002       2001
                                                --------   --------
      Federal Statutory Rate                     (34.0)%   (34.0)%
      Effect of:
         Valuation allowance against deferred
           tax assets                             34.0       34.0
                                                --------   --------
                                                   0 %        0 %
                                                ========   ========

      Deferred taxes are recorded based upon differences between the financial statement and tax bases of assets and liabilities and future benefits to be recognized upon the utilization of certain operating loss carryforwards. Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities were as follows:

                                               December 31,   December 31,
                                                   2002          2001
                                               -----------    -----------
      Deferred tax assets:
           Net operating loss carryforward     $ 6,101,000    $ 6,216,000
                                               -----------    -----------

      Gross  deferred tax assets                 6,101,000      6,216,000
      Less: valuation allowance                 (6,101,000)    (6,216,000)
                                               -----------    -----------

      Deferred tax asset                       $        --    $        --
                                               ===========    ===========

      The deferred tax asset is fully reserved for as the Company's management does not expect such amounts to be realized. As of December 31, 2002, the Company has a net operating loss carryforward of approximately $18.1 million for federal income tax purposes which expire through 2014. The requirements of the Internal Revenue Code and related regulations, rulings, judicial authority and practice are subject to different interpretations. The utilization of the net operating loss carryforward may be limited by, among other things, shareholder changes including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Note 6 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through January 2005. Future minimum lease payments are $43,000, $22,000 and $2,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Rent expense for the years ended December 31, 2002 and 2001 for continuing operations was $77,000 and $61,000, respectively.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel, the president, and Wunderlich, the executive vice president and chief financial officer of the Company, who are also stockholders. The agreements expire in 2003 and provide for minimum annual compensation of $175,000 and $75,000, respectively. Mr. Wachtel's agreement provides that he will be entitled to a bonus equal to 10% of the Company's consolidated pre-tax profit from $250,000 to $1,250,000. Mr. Wunderlich's agreement provides that he will be entitled to a bonus equal to 10% of the Company's consolidated pre-tax profit from $100,000 to $1,250,000. Bonus payments to Messrs. Wachtel and Wunderlich for the year ended December 31, 2003 were $13,035 and $28,035, respectively. For the year ended December 31, 2001, Mr. Wachtel waived $100,000 of his minimum salary.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 7 - Stockholders' Equity

Stock Option Plans

      The Company has six stock option plans, its 1985 Plan, 1986 Plan, 1989 Plan, 1992 Plan, 1997 Plan and 1999 Plan (collectively, the Plans). Pursuant to the Plans, a total of 2,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grants will be made under the 1985, 1986, 1989 or 2002 Plans. At December 31, 2002, options to purchase 2,583,000 shares of common stock were outstanding under the Plans.

      The pro-forma effect of these options on net income and earnings per share, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS 123, was not material to the Company's results of operations.

      Option activity for the years ended December 31, 2002 and 2001 was as follows:

                                                     Granted                      Exercisable
                                         ------------------------------   --------------------------
                                                           Weighted                      Weighted
                                          Number of         Average       Number of      Average
                                           Shares        Exercise Price    Shares     Exercise Price
                                           ------        --------------    ------     --------------

Outstanding at January 1, 2001              995,000          $.10
Forfeited during the year                  (100,000)          .10
Granted during the year                     566,000           .06
                                          ---------          ----

Outstanding at December 31, 2001          1,461,000           .10           895,000         $.10
                                                                          ---------         ----
Forfeited during the year                   (86,000)          .08
Exercised during the year                   (50,000)          .10
Granted during the year                   1,258,000           .13
                                          ---------          ----

Outstanding December 31, 2002             2,583,000          $.11         1,005,000         $.09
                                          ---------          ----         ---------         ----


Weighted average fair value of options granted:
                              2002                 $  .13
                              2001                 $  .06

Note 8 - Fair Value of Financial Instruments

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

      Cash, accounts receivable, loans receivable, accounts payable and accrued liabilities, loans payable and convertible subordinated debentures are carried at amounts which reasonably approximate fair value.

Note 9 - Quarterly Results of Operations (Unaudited)

                                               Year Ended December 31, 2002
                                                    Quarter Ended (1)
                                    -----------------------------------------------------
                                       Mar 31        June 30      Sep 30         Dec 31
                                    -----------    ----------   -----------    ----------

Gross revenues                      $ 3,560,000    $4,743,000   $ 5,412,000    $5,148,000
                                    -----------    ----------   -----------    ----------

                                    -----------    ----------   -----------    ----------
Net  income                         $    65,000    $   83,000   $   107,000    $   85,000
                                    ===========    ==========   ===========    ==========

Basic and diluted per share data:
                                    -----------    ----------   -----------    ----------
Net income                          $      .002    $     .003   $      .004    $     .003
                                    ===========    ==========   ===========    ==========

                                               Year Ended December 31, 2001
                                                       Quarter Ended
                                    -----------------------------------------------------
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
                                    ===========    ==========   ===========    ==========

Note 10 - Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2002 and 2001 was $147,000 and $96,000, respectively.

The Company paid no income taxes in 2002 and 2001.