Form 10QSB
period 2003-03-31
AUTOINFO INC
filed 2003-05-01
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: MARCH 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from ______________ to ______________

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of April 28, 2003:

               27,347,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.    Consolidated Financial Statements:                               Page

           Balance Sheets
             March 31, 2003 (unaudited) and December 31, 2002 (audited).....  3

           Statements of Income (unaudited)
             Three months ended March 31, 2003 and 2002.....................  4

           Statements of Cash Flows  (unaudited)
             Three months ended March 31, 2003 and 2002.....................  5

             Notes to Unaudited Consolidated Financial Statements...........  6


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  9

Item 3.      Controls and Procedures........................................ 12


Part II. Other Information.................................................. 12

Signatures.................................................................. 13

Certifications.............................................................. 14

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2003           2002
                                                   ------------    ------------
                                                     Unaudited       Audited
ASSETS

Current assets:
   Cash and cash equivalents                       $    771,000    $    684,000
   Accounts receivable                                2,928,000       2,996,000
   Other current assets                                 256,000         197,000
                                                   ------------    ------------

         Total current assets                         3,955,000       3,877,000

Fixed assets, net of accumulated depreciation            68,000          67,000
                                                   ------------    ------------

                                                   $  4,023,000    $  3,944,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                  $    500,000    $    500,000
     Convertible subordinated debentures                575,000         575,000
     Accounts payable and accrued liabilities         2,281,000       2,281,000
                                                   ------------    ------------
          Total current liabilities                   3,356,000       3,356,000
                                                   ------------    ------------

Stockholders' Equity
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
      27,348,000 shares as of March 31, 2003 and
       December 31, 2002                                 27,000          27,000
    Additional paid-in capital                       18,019,000      18,019,000
    Deficit                                         (17,379,000)    (17,458,000)
                                                   ------------    ------------
        Total stockholders' equity                      667,000         588,000
                                                   ------------    ------------

                                                   $  4,023,000    $  3,944,000
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2003              2002
                                                 ------------      ------------

Gross revenues                                   $  5,141,000      $  3,560,000
Cost of transportation                              4,142,000         2,878,000
                                                 ------------      ------------

Net revenues                                          999,000           682,000
                                                 ------------      ------------

Commissions                                           577,000           348,000
Operating expenses                                    303,000           235,000
                                                 ------------      ------------
                                                      880,000           583,000
                                                 ------------      ------------

Income from operations                                119,000            99,000
                                                 ------------      ------------

Other charges (credits):
   Investment income                                   (3,000)           (7,000)
   Interest expense                                    38,000            38,000
                                                 ------------      ------------
                                                       35,000            31,000
                                                 ------------      ------------

Income before income taxes                             84,000            68,000
Income taxes (Note 2)                                   5,000             3,000
                                                 ------------      ------------

Net income                                       $     79,000      $     65,000
                                                 ============      ============

Basic and diluted net income per share           $        .00      $        .00
                                                 ============      ============

Weighted average number of common and
   common equivalent shares                        28,347,000        27,694,000
                                                 ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2003         2002
                                                         ---------    ---------
Cash flows from operating activities:
Net income                                               $  79,000    $  65,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           9,000        3,000
Changes in assets and liabilities:
     Accounts receivable                                    68,000     (803,000)
     Other current assets                                  (59,000)     (11,000)
     Accounts payable and accrued liabilities                   --      573,000
                                                         ---------    ---------

Net cash provided by (used in) operating activities         97,000     (173,000)
                                                         ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                  (10,000)      (7,000)
     Proceeds from sale of short-term investments               --       15,000
                                                         ---------    ---------
Net cash provided by (used in) investing activities        (10,000)       8,000
                                                         ---------    ---------

Net change in cash and cash equivalents                     87,000     (165,000)
Cash and cash equivalents at beginning of period           684,000      885,000
                                                         ---------    ---------

Cash and cash equivalents at end of period               $ 771,000    $ 720,000
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 1. - Business and Summary of Significant Accounting Policies

Business

      As a result of our acquisition of Sunteck Transport Co., Inc. ("Sunteck") in December 2000, we are a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      We have five regional operating centers and representatives in 12 states and Canada. As of April 18, 2003, we had 42 sales agents. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB.

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

Provision For Doubtful Accounts

      The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, historical payment trends and bad debt write-off experience, and any specific customer related collection issues. The provision for doubtful accounts was $61,000 and $60,000 as of March 31, 2003 and December 31, 2002, respectively.

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

Fixed Assets

      Fixed assets as of December 31, 2002 and 2001, consisting primarily of furniture, fixtures and equipment, were carried at cost, net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 999,000 and 396,000 for the three months ended March 31, 2003 and 2002, respectively.

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

General

      As a result of our acquisition of Sunteck Transport Co., Inc. ("Sunteck") in December 2000, we are a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      We have five regional operating centers and representatives in 12 states and Canada. As of April 18, 2003, we had 42 sales agents. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

Three Months Ended March 31, 2003 and 2002

      During the quarter ended March 31, 2003, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. As a result of this, our number of sales agents has increased to 42 at March 31, 2003 as compared with 35 at March 31, 2002. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                     2003           2002
                                                    ------         ------

     Net revenues                                    100.0%         100.0%
                                                    ------         ------

        Commissions                                   57.8%          51.0%
        Operating expenses                            30.3%          34.5%
        Other charges                                  3.5%           4.5%
                                                    ------         ------

     Income from before income taxes                   8.4%          10.0%
                                                    ------         ------

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $5,141,000 for the period ended March 31, 2003, as compared with $3,560,000 in the prior year period. Net revenues were $999,000 for the period ended March 31, 2003, as compared with $682,000 in the prior year period.

Costs and expenses

      Commissions totaled $577,000 for the period ended March 31, 2003, as compared with $348,000 in the prior year period. As a percentage of net revenues, commissions were 57.8% for the period ended March 31, 2003 as compared with 51% in the prior year period. This increase is the direct result of higher commission rates related to the addition of independent sales agents at higher commission rates than historically experienced. We expect commission rates to be consistent with the current period for the foreseeable future.

      Operating expenses totaled $303,000 for the period ended March 31, 2003, as compared with $235,000 in the prior year period. As a percentage of net revenues, operating expenses were 30.3% for the period ended March 31, 2003 as compared with 34.5% in the prior year period. This decrease is the direct result of management's ability to leverage selling, general and administrative expenses in connection with our business expansion.

      Investment income, primarily consisting of dividend and interest income, was $3,000 for the period ended March 31, 2003 as compared with $7,000 in the prior year period.

      Interest expense totaled $38,000 for the three month periods ended March 31, 2003 and 2002.

Income taxes

      Income taxes were $5,000 for the period ended March 31, 2003 as compared with $3,000 in the prior year period.

Net income (loss)

      Net income totaled $79,000 for the period ended March 31, 2003, as compared with a loss of $65,000 in the prior year period.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

      For the year ended December 31, 2002, we increased gross revenues from $8.0 million to $18.9 million and had net income of $340,000 as compared with a net loss of $15,000 in the prior year. For the three months ended March 31, 2003 revenues were $5,141,000 and net income was $79,000 as compared with revenues of $3,560,000 and net income of $65,000 in the prior year. However, as of March 31, 2003, we had an accumulated deficit of $17.4 million. Factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      At March 31, 2003, we had outstanding $575,000 of subordinated convertible debentures and $500,000 pursuant to a line of credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. The line of credit, obtained from a related party in August 2001, is secured by accounts receivable and matures in August 2003. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to extend or replace the line of credit on terms acceptable to us.

      At March 31, 2003, we had liquid assets of approximately $771,000.

      The total amount of debt outstanding as of March 31, 2003 was $1,075,000. This following table presents our debt instruments and their weighted average interest rates as of March 31, 2003:

                                                       Weighted
                                      Balance        Average Rate
                                   -------------    --------------

Subordinated Debt                    $ 575,000           12.0%
Line of Credit                       $ 500,000           17.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended March 31, 2003.

                             Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within the past 90 days, AutoInfo's management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

(b) Changes in Internal Controls

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     Part II

                                OTHER INFORMATION

Item 1 - 5:        Inapplicable

Item 6:            Exhibits
                   --------
                   99.1     Chief Executive Officer Certification

                   99.2     Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                      AUTOINFO, INC.


                                      By: /s/ William Wunderlich
                                          --------------------------------------
                                          William Wunderlich
                                          Executive Vice President and
                                          Principal Financial Officer

Date: April 28, 2003

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

Date: April 30, 2003

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

                                            /s/ William Wunderlich
                                            ------------------------------------
                                            William Wunderlich
                                            Chief Financial Officer

Date: April 30, 2003