Form 10QSB
period 2003-06-30
AUTOINFO INC
filed 2003-08-12
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: JUNE 30, 2003

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

                             YES |X|         NO |_|

Number of shares outstanding of the Registrant's common stock as of August 8,
2003

               27,347,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             YES |X|         NO |_|

Transitional Small Business Format

                             YES |_|         NO |X|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.      Consolidated Financial Statements:                             Page

             Balance Sheets
               June 30, 2003 (unaudited) and December 31, 2002 (audited) .  3

             Statements of Income (unaudited)
               Three and six months ended June 30, 2003 and 2002 .........  4

             Statements of Cash Flows  (unaudited)
               Three and six months ended June 30, 2003 and 2002 .........  5

             Notes to Unaudited Consolidated Financial Statements ........  6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 10

Item 3.      Controls and Procedures ..................................... 13

Part II. Other Information ............................................... 14

Signatures ............................................................... 15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,          December 31,
                                                           2003                2002
                                                       ------------        ------------
                                                         Unaudited            Audited
ASSETS

Current assets:
   Cash and cash equivalents                           $     52,000        $    684,000
   Accounts receivable                                    3,357,000           2,996,000
   Other current assets                                     309,000             197,000
                                                       ------------        ------------
         Total current assets                             3,718,000           3,877,000

Fixed assets, net of accumulated depreciation                67,000              67,000
                                                       ------------        ------------

                                                       $  3,785,000        $  3,944,000
                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable                                      $         --        $    500,000
     Convertible subordinated debentures                    575,000             575,000
     Accounts payable and accrued liabilities             2,435,000           2,281,000
                                                       ------------        ------------
         Total current liabilities                        3,010,000           3,356,000
                                                       ------------        ------------

Stockholders' Equity
    Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       27,348,000 shares as of June 30, 2003 and
       December 31, 2002                                     27,000              27,000

    Additional paid-in capital                           18,019,000          18,019,000
    Deficit                                             (17,271,000)        (17,458,000)
                                                       ------------        ------------
         Total stockholders' equity                         775,000             588,000
                                                       ------------        ------------

                                                       $  3,785,000        $  3,944,000
                                                       ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Six Months Ended                   Three Months Ended
                                          June 30,                            June 30,
                               ------------------------------      ------------------------------
                                   2003              2002              2003              2002
                               ------------      ------------      ------------      ------------
Gross revenues                 $ 11,243,000      $  8,303,000      $  6,102,000      $  4,743,000
Cost of transportation            9,144,000         6,830,000         5,002,000         3,952,000
                               ------------      ------------      ------------      ------------

Net revenues                      2,099,000         1,473,000         1,100,000           791,000
                               ------------      ------------      ------------      ------------

Commissions                       1,244,000           797,000           640,000           449,000
Operating expenses                  595,000           454,000           319,000           219,000
                               ------------      ------------      ------------      ------------
                                  1,839,000         1,251,000           959,000           668,000
                               ------------      ------------      ------------      ------------

Income from operations              260,000           222,000           141,000           123,000
                               ------------      ------------      ------------      ------------

Other charges (credits):
   Investment income                 (9,000)          (10,000)           (6,000)           (3,000)
   Interest expense                  71,000            77,000            33,000            39,000
                               ------------      ------------      ------------      ------------
                                     62,000            67,000            27,000            36,000
                               ------------      ------------      ------------      ------------

Income before income taxes          198,000           155,000           114,000            87,000
Income taxes                         11,000             7,000             6,000             4,000
                               ------------      ------------      ------------      ------------

Net  income                    $    187,000      $    148,000      $    108,000      $     83,000
                               ============      ============      ============      ============

Basic and diluted net
     income per share:         $        .01      $        .01      $        .00      $        .00
                               ============      ============      ============      ============

Weighted average number of
     common and common
     equivalent shares           28,432,000        27,815,000        28,517,000        27,942,000
                               ------------      ------------      ------------      ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         2003           2002
                                                      ---------     -----------
Cash flows from operating activities:
Net income                                            $ 187,000     $   148,000
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                       16,000           9,000
     Gain on sales of securities                             --          (1,000)
Changes in assets and liabilities:
     Accounts receivable                               (361,000)     (1,478,000)
     Other current assets                              (112,000)         (1,000)
     Accounts payable and accrued liabilities           154,000       1,068,000
                                                      ---------     -----------

Net cash used in operating activities                  (116,000)       (255,000)
                                                      ---------     -----------

Cash flows from investing activities:
     Capital expenditures                               (16,000)        (10,000)
     Proceeds from sale of short-term investments            --          14,000
                                                      ---------     -----------
Net cash provided by (used in) investing activities     (16,000)          4,000
                                                      ---------     -----------

Cash flows from financing activities:
     Decrease in borrowings, net                       (500,000)             --
                                                      ---------     -----------
Net cash used in financing activities                  (500,000)             --
                                                      ---------     -----------

Net decrease in cash and cash equivalents              (632,000)       (251,000)
Cash and cash equivalents, beginning of period          684,000         885,000
                                                      ---------     -----------

Cash and cash equivalents, end of period              $  52,000     $   634,000
                                                      =========     ===========

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

Note 1 - Business and Summary of Significant Accounting Policies

Business

      We are a full service third party transportation logistics provider. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      We have six regional operating centers and representatives in 12 states and Canada. As of July 21, 2003, we had 42 sales agents. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Provision For Doubtful Accounts

      The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, historical payment trends and bad debt write-off experience, and any specific customer related collection issues. The provision for doubtful accounts was $43,000 and $60,000 as of June 30, 2003 and December 31, 2002, respectively.

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

Fixed Assets

      Fixed assets as of June 30, 2003 and December 31, 2002, consisting primarily of furniture, fixtures and equipment, were carried at cost, net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,169,000 and 1,084,000 and 644,000 and 517,000 for the three and six months ended June 30, 2003 and 2002, respectively.

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

Note 2 Income Tax Expense

      Components of income taxes follow:

                                                   Six Months Ended               Three Months Ended
                                                     June 30, 2003                   June 30, 2003
                                               ------------------------        ------------------------

                                                Current        Deferred         Current        Deferred
                                               --------        --------        --------        --------
      Tax expense before application of
          operating loss carryforwards         $ 75,000        $     --        $ 44,000        $     --
      Tax expense (benefit) of operating
          loss carryforwards                    (64,000)         64,000         (38,000)         38,000
      Change in valuation allowance                  --         (64,000)             --         (38,000)
                                               --------        --------        --------        --------

      Tax expense                              $ 11,000        $     --        $  6,000        $     --
                                               ========        ========        ========        ========

                                                  Three Months Ended              Six Months Ended
                                                    June 30, 2002                   June 30, 2002
                                               ------------------------        ------------------------

                                                Current        Deferred         Current        Deferred
                                               --------        --------        --------        --------
      Tax expense before application of
          operating loss carryforwards         $ 32,000        $     --        $ 57,000        $     --
      Tax expense (benefit) of operating
          loss carryforwards                    (28,000)         28,000         (50,000)         50,000
      Change in valuation allowance                  --         (28,000)             --         (50,000)
                                               --------        --------        --------        --------

      Tax expense                              $  4,000        $     --        $  7,000        $     --
                                               ========        ========        ========        ========

                                              June             December
                                               30,                31,
                                              2003               2002
                                           -----------        -----------
      Deferred tax assets:
           Net operating loss
               carryforward                $ 6,037,000        $ 6,101,000
                                           -----------        -----------

      Gross  deferred tax assets             6,037,000          6,101,000
      Less: valuation allowance             (6,037,000)        (6,101,000)
                                           -----------        -----------

      Deferred tax asset                   $        --        $        --
                                           ===========        ===========

Note 3 Line of Credit

      In May 2003, the Company entered into a credit facility with Wachovia Bank providing for an available line of credit of $1,500,000 secured by substantially all of the Company's assets. The credit facility provides for the monthly payment of interest at the bank's prime rate plus 1/2 of 1%, requires the maintenance of certain financial ratios, and places limitations on future capital expenditures. Initial borrowings under this facility were used to repay the $500,000 line of credit, obtained from a related party in August 2001. The Company's available cash is used to reduce borrowings under this facility and, therefore, the outstanding balance under the credit facility is $0 as of June 30, 2003.

Note 4 2003 Stock Option Plan

      On June 23, 2003, by written consent of a majority of the Company's stockholders, the Company's 2003 stock option plan, covering the grant of up to a maximum of 3,000,000 shares of Company Common Stock, was approved. The stock options are utilized as a component of long-term compensation incentives for the Company's employees and qualified sales agents.

                         AUTOINFO, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

      We have six regional operating centers and representatives in 12 states and Canada. As of July 21, 2003, we had 42 sales agents. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

Three and six months ended June 30, 2003 and 2002

      During the period ended June 30, 2003, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         2003          2002          2003          2002
                                        ------        ------        ------        ------
      Net revenues                       100.0%        100.0%        100.0%        100.0%
                                        ------        ------        ------        ------

         Commissions                      58.1%         56.7%         59.3%         54.1%
         Operating expenses               29.0%         27.7%         28.3%         30.8%
         Other charges                     2.5%          4.6%          3.0%          4.6%
                                        ------        ------        ------        ------

      Income before  income taxes         10.4%         11.0%          9.4%         10.5%
                                        ------        ------        ------        ------

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $6,102,000 and $11,243,000 for the three and six month periods ended June 30, 2003, as compared with $4,743,000 and $8,303,000 in the prior year periods. Net revenues were $1,100,000 and $2,099,000 for the three and six month periods ended June 30, 2003, as compared with $791,000 and $1,473,000 in the prior year periods.

Costs and expenses

      Commissions totaled $640,000 and $1,244,000 for the three and six month periods ended June 30, 2003, as compared with $449,000 and $797,000 in the prior year periods. As a percentage of net revenues, commissions were 58% and 59% for the three and six month periods ended June 30, 2003 as compared with 57% and 54% in the prior year periods. This increase is the direct result of higher commission rates related to the Company's business expansion and the addition of independent sales agents at higher commission rates than historical averages.

      Operating expenses totaled $319,000 and $595,000 for the three and six month periods ended June 30, 2003, as compared with $219,000 and $454,000 in the prior year periods. As a percentage of net revenues, operating expenses were 29% and 28% for the three and six month periods ended June 30, 2003 as compared with 28% and 31% in the prior year periods. This decrease in percentage terms for the six months ended June 30, 2003 is the direct result of management's ability to leverage selling, general and administrative expenses in connection with the Company's business expansion.

      Investment income, primarily consisting of dividend and interest income, was $6,000 and $9,000 for the three and six month periods ended June 30, 2003, as compared with $3,000 and $10,000 in the prior year periods.

      Interest expense totaled $33,000 and $71,000 for the three and six month periods ended June 30, 2003, as compared with $39,000 and $77,000 in the prior year periods. This decrease is primarily the result of the lower interest rate on our new line of credit entered into in May 2003 (See Liquidity and capital resources).

Income taxes

      Income taxes were $6,000 and $11,000 for the three and six month periods ended June 30, 2003 as compared with $4,000 and $7,000 in the prior year periods, and consist of only state taxes as the Company has a net operating loss carryforward for Federal tax purposes.

Net income

      Net income totaled $108,000 and $187,000 for the three and six month periods ended June 30, 2003, as compared with $83,000 and $148,000 in the prior year periods.

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

      Our operations were profitable for the three and six months period ended June 30, 2003. However, as of June 30, 2003, we had an accumulated deficit of $17.7 million. Other factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      In May 2003, we entered into a credit facility with Wachovia Bank providing for an available line of credit of $1,500,000 secured by substantially all of our assets. The credit facility provides for the monthly payment of interest at the bank's prime rate plus 1/2 of 1%, requires the maintenance of certain financial ratios, and places limitations on future capital expenditures. Initial borrowings under this facility were used to repay the $500,000 line of credit, obtained from a related party in August 2001. Our available cash is used to reduce borrowings under this facility and, therefore, the outstanding balance under the credit facility is $0 as of June 30, 2003.

      At June 30, 2003, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after May 31, 2004. We believe that we have sufficient working capital to meet our short-term operating needs.

      At June 30, 2003, we had liquid assets of approximately $52,000.

      The total amount of debt outstanding as of June 30, 2003 was $575,000. This following table presents our debt instruments and their weighted average interest rates as of June 30, 2003:

                                                                       Weighted
                                                                        Average
                                                      Balance            Rate
                                                      --------         --------

Subordinated Debt                                     $575,000           12.0%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended June 30, 2003.

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

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 4: Inapplicable

Item 5 -    Submission of Matters to a Vote of Security Holders

            On June 23, 2003, the following actions were taken by written consent of a majority (15,600,000 or 57%) of the Registrant's stockholders:

            (a) The election of Peter Einselen, Thomas Robertson, Harry Wachtel and Mark Weiss as directors (each of whom was incumbent);

            (b) The amendment of our certificate of incorporation to increase our total authorized shares to include 10 million shares of "blank-check" $ .001 par preferred stock;

            (c) The approval of our 2003 stock option plan reserving for grant up to a maximum of 3,000,000 shares of common stock;

            (d) The ratification of Dworken, Hillman, LaMorte & Sterczala, P.C. as independent auditors for fiscal 2003.

Item 6 -    Exhibits:

            3.1 Certificate of Amendment of Certificate of Incorporation filed July 28, 2003.

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2003