Form 10QSB
period 2003-09-30
AUTOINFO INC
filed 2003-11-06
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For Quarter Ended: SEPTEMBER 30, 2003

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

               6413 Congress Ave., Suite 240, Boca Raton, FL 33487
                     (Address of principal executive office)

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

                              YES |X|    NO |_|

Number of shares outstanding of the Registrant's common stock as of November 6, 2003

               27,382,923 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              YES |X|    NO |_|

Transitional Small Business Format

                              YES |_|    NO |X|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

        Balance Sheets
          September 30, 2003 (unaudited) and December 31, 2002 (audited) ...   3

        Statements of Income (unaudited)
          Three and nine months ended September 30, 2003 and 2002...........   4

        Statements of Cash Flows  (unaudited)
          Three and nine months ended September 30, 2003 and 2002 ..........   5

        Notes to Unaudited Consolidated Financial Statements ...............   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................  10

Part II. Other Information .................................................  14

Signatures .................................................................  15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,      December 31,
                                                              2003               2002
                                                          -------------      ------------
                                                            Unaudited           Audited
ASSETS

Current assets:
   Cash and cash equivalents                              $     33,000       $    684,000
   Accounts receivable                                       4,636,000          2,996,000
   Other current assets                                        342,000            197,000
                                                          ------------       ------------
        Total current assets                                 5,011,000          3,877,000

Fixed assets, net of accumulated depreciation                   72,000             67,000
                                                          ------------       ------------

                                                          $  5,083,000       $  3,944,000
                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Loan payable                                         $    307,000       $    500,000
     Convertible subordinated debentures                       575,000            575,000
     Accounts payable and accrued liabilities                3,254,000          2,281,000
                                                          ------------       ------------
          Total current liabilities                          4,136,000          3,356,000
                                                          ------------       ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
        $.001 par value; issued and outstanding -
        0 shares as of September 30, 2003                           --                 --
    Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
      27,348,000 shares as of September 30, 2003 and
       December 31, 2002                                        27,000             27,000
    Additional paid-in capital                              18,019,000         18,019,000
    Deficit                                                (17,099,000)       (17,458,000)
                                                          ------------       ------------
        Total stockholders' equity                             947,000            588,000
                                                          ------------       ------------

                                                          $  5,083,000       $  3,944,000
                                                          ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                       Nine Months Ended                    Three Months Ended
                                         September 30,                         September 30,
                                -------------------------------       -------------------------------
                                    2003               2002               2003               2002
                                ------------       ------------       ------------       ------------
Gross revenues                  $ 18,795,000       $ 13,715,000       $  7,552,000       $  5,412,000
Cost of transportation            15,313,000         11,328,000          6,169,000          4,498,000
                                ------------       ------------       ------------       ------------

Net revenues                       3,482,000          2,387,000          1,383,000            914,000
                                ------------       ------------       ------------       ------------

Commissions                        2,033,000          1,292,000            789,000            495,000
Operating expenses                   986,000            728,000            391,000            274,000
                                ------------       ------------       ------------       ------------
                                   3,019,000          2,020,000          1,180,000            769,000
                                ------------       ------------       ------------       ------------

Income from operations               463,000            367,000            203,000            145,000
                                ------------       ------------       ------------       ------------

Other charges (credits):
   Investment income                 (12,000)           (16,000)            (3,000)            (6,000)
   Interest expense                   95,000            116,000             24,000             39,000
                                ------------       ------------       ------------       ------------
                                      83,000            100,000             21,000             33,000
                                ------------       ------------       ------------       ------------

Income before income taxes           380,000            267,000            182,000            112,000
Income taxes                          21,000             12,000             10,000              5,000
                                ------------       ------------       ------------       ------------

Net  income                     $    359,000       $    255,000       $    172,000       $    107,000
                                ============       ============       ============       ============

Basic and diluted net
     income per share:          $        .01       $        .01       $        .00       $        .00
                                ============       ============       ============       ============

Weighted average number of
      common and common
      equivalent shares           28,533,000         27,875,000         28,852,000         27,996,000
                                ------------       ------------       ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            2003               2002
                                                         -----------       -----------
Cash flows from operating activities:
Net income                                               $   359,000       $   148,000
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                            24,000             9,000
     Gain on sales of securities                                  --            (1,000)
Changes in assets and liabilities:
     Accounts receivable                                  (1,640,000)       (1,478,000)
     Other current assets                                   (145,000)           (1,000)
     Accounts payable and accrued liabilities                973,000         1,068,000
                                                         -----------       -----------

Net cash used in operating activities                       (429,000)         (255,000)
                                                         -----------       -----------

Cash flows from investing activities:
     Capital expenditures                                    (29,000)          (10,000)
     Proceeds from sale of short-term investments                 --            14,000
                                                         -----------       -----------
Net cash provided by (used in) investing activities          (29,000)            4,000
                                                         -----------       -----------

Cash flows from financing activities:
     Decrease in borrowings, net                            (193,000)               --
                                                         -----------       -----------
Net cash used in financing activities                       (193,000)               --
                                                         -----------       -----------

Net decrease in cash and cash equivalents                   (651,000)         (251,000)
Cash and cash equivalents, beginning of period               684,000           885,000
                                                         -----------       -----------

Cash and cash equivalents, end of period                 $    33,000       $   634,000
                                                         ===========       ===========

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

Note 1 - Business and Summary of Significant Accounting Policies

Business

      We are a full service third party transportation logistics provider. We are licensed to operate as both a broker and carrier. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      In our brokerage division, which uses third party carriers, we have eight regional operating centers and representatives in 19 states and Canada. As of October 21, 2003, we had 48 sales agents. In our carrier division, where Sunteck operates as the carrier through 35 owner operators leased onto our authority, we have five representatives in five states. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Provision For Doubtful Accounts

      The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, historical payment trends and bad debt write-off experience, and any specific customer related collection issues. The provision for doubtful accounts was $57,000 and $60,000 as of September 30, 2003 and December 31, 2002, respectively.

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

Fixed Assets

      Fixed assets as of September 30, 2003 and December 31, 2002, consisting primarily of furniture, fixtures and equipment, were carried at cost, net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,504,000 and 698,000 and 1,185,000 and 577,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

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

Income Taxes

      The Company utilizes the asset and liability method for accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and future benefits to be recognized upon the utilization of certain operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets not expected to be realized are reduced by a valuation allowance.

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

Note 2 Income Tax Expense

      Components of income taxes follow:

                                                  Nine Months Ended              Nine Months Ended
                                                  September 30, 2003             September 30, 2002
                                              -------------------------       ------------------------

                                                Current        Deferred        Current        Deferred
                                              ---------       ---------       ---------       --------
      Tax expense before application of
         operating loss carryforwards         $ 143,000       $      --       $ 100,000       $     --
      Tax expense (benefit) of operating
          loss carryforwards                   (122,000)        122,000         (88,000)        88,000
      Change in valuation allowance                  --        (122,000)             --        (88,000)
                                              ---------       ---------       ---------       --------

      Tax expense                             $  21,000       $      --       $  12,000       $     --
                                              =========       =========       =========       ========

                                                  Three Months Ended             Three Months Ended
                                                  September 30, 2003             September 30, 2002
                                              -------------------------       ------------------------

                                                Current        Deferred        Current        Deferred
                                              ---------       ---------       ---------       --------
      Tax expense before application of
         operating loss carryforwards         $  67,000       $      --       $  43,000       $     --
      Tax expense (benefit) of operating
          loss carryforwards                    (57,000)         57,000         (38,000)        38,000
      Change in valuation allowance                  --         (57,000)             --        (38,000)
                                              ---------       ---------       ---------       --------

      Tax expense                             $  10,000       $      --       $   5,000       $     --
                                              =========       =========       =========       ========

                                             September 30,      December 31,
                                                  2003              2002
                                             -------------      ------------
      Deferred tax assets:
           Net operating loss
               carryforward                   $ 5,979,000       $ 6,101,000
                                              -----------       -----------

      Gross  deferred tax assets                5,979,000         6,101,000
      Less: valuation allowance                (5,979,000)       (6,101,000)
                                              -----------       -----------

      Deferred tax asset                      $        --       $        --
                                              ===========       ===========

Note 3 Line of Credit

      In May 2003, we entered into a credit facility with Wachovia Bank providing for an available line of credit of $1,500,000 secured by substantially all of our assets. The credit facility provides for the monthly payment of interest at the bank's prime rate plus 1/2 of 1%, requires the maintenance of certain financial ratios, and places limitations on future capital expenditures. Initial borrowings under this facility were used to repay the $500,000 line of credit obtained from a related party in August 2001. Our available cash is used to reduce borrowings under this facility. At September 30, 2003, the outstanding balance under the credit facility was $307,000.

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

General

      We are a full service third party transportation logistics provider. We are licensed to operate as both a broker and carrier. Our services include ground transportation coast to coast, local pick up and delivery, warehousing, air freight and ocean freight. We have strategic alliances with less than truckload (LTL), truckload, air, rail and ocean common carriers to service our customers' needs.

      In our brokerage division, which uses third party carriers, we have eight regional operating centers and representatives in 19 states and Canada. As of October 21, 2003, we had 48 sales agents. In our carrier division, where Sunteck operates as the carrier through 35 owner operators leased onto our authority, we have five representatives in five states. Our services include arranging for the transport of customers' freight from a shipper's location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

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

Three and nine months ended September 30, 2003 and 2002

      During the period ended September 30, 2003, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, the addition of independent sales agents and the expansion of our non-asset based carrier division. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                       2003         2002       2003         2002
                                       -----       -----       -----       -----
      Net revenues                     100.0%      100.0%      100.0%      100.0%
                                       -----       -----       -----       -----

         Commissions                    57.0%       54.1%       58.4%       54.1%
         Operating expenses             28.3%       30.0%       28.3%       30.5%
         Other charges                   1.5%        3.6%        2.4%        4.2%
                                       -----       -----       -----       -----

      Income before  income taxes       13.2%       12.3%       10.9%       11.2%
                                       -----       -----       -----       -----

Revenues

      Gross revenues consisting of freight fees and other related services revenue totaled $7,552,000 and $18,795,000 for the three and nine month periods ended September 30, 2003, as compared with $5,412,000 and $13,715,000 in the prior year periods. Net revenues were $1,383,000 and $3,482,000 for the three and nine month periods ended September 30, 2003, as compared with $914,000 and $2,387,000 in the prior year periods. For the three and nine month periods ended September 30, 2003, the carrier division accounted for gross revenues of $856,000 and $570,000, and net revenues of $170,000 and $111,000, respectively.

Costs and expenses

      Commissions totaled $789,000 and $2,033,000 for the three and nine month periods ended September 30, 2003, as compared with $495,000 and $1,292,000 in the prior year periods. As a percentage of net revenues, commissions were 57% and 58% for the three and nine month periods ended September 30, 2003 as compared with 54% in the prior year periods. This increase is the direct result of higher commission rates related to our business expansion and the addition of independent sales agents at higher commission rates than historical averages.

      Operating expenses totaled $391,000 and $986,000 for the three and nine month periods ended September 30, 2003, as compared with $274,000 and $728,000 in the prior year periods. As a percentage of net revenues, operating expenses were 28% for the three and nine month periods ended September 30, 2003 as compared with 30% and 31% in the prior year periods. This decrease in percentage terms is the direct result of management's ability to leverage selling, general and administrative expenses in connection with our business expansion.

      Investment income, primarily consisting of dividend and interest income, was $3,000 and $12,000 for the three and nine month periods ended September 30, 2003, as compared with $6,000 and $16,000 in the prior year periods.

      Interest expense totaled $24,000 and $95,000 for the three and nine month periods ended September 30, 2003, as compared with $39,000 and $116,000 in the prior year periods. This decrease is primarily the result of the lower interest rate on our new line of credit entered into in May 2003 (See Liquidity and capital resources).

Income taxes

      Income taxes were $10,000 and $21,000 for the three and nine month periods ended September 30, 2003 as compared with $5,000 and $12,000 in the prior year periods, and consist of only state taxes as we have a net operating loss carryforward for Federal tax purposes.

Net income

      Net income totaled $172,000 and $359,000 for the three and nine month periods ended September 30, 2003, as compared with $107,000 and $255,000 in the prior year periods.

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

      Our operations were profitable for the three and nine months period ended September 30, 2003. However, as of September 30, 2003, we had an accumulated deficit of $17.1 million. Factors that could adversely affect our operating results include:

      o     the success of Sunteck in expanding its business operations; and

      o     changes in general economic conditions.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and additional debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck's operations may be materially adversely affected.

Liquidity and capital resources

      In May 2003, we entered into a credit facility with Wachovia Bank providing for an available line of credit of $1,500,000 secured by substantially all of our assets. The credit facility provides for the monthly payment of interest at the bank's prime rate plus 1/2 of 1%, requires the maintenance of certain financial ratios, and places limitations on future capital expenditures. Initial borrowings under this facility were used to repay the $500,000 line of credit obtained from a related party in August 2001. Our available cash is used to reduce borrowings under this facility. At September 20, 2003, the outstanding balance under the credit facility was $307,000.

      On June 23, 2003, by written consent of a majority of our stockholders, we approved the AutoInfo 2003 Stock Option Plan which provides for grant up to a maximum of 3,000,000 shares of our common stock. In addition, we increased our total authorized capitalization to include ten million shares of blank-check preferred stock. The stock options will be utilized as a component of our long-term incentive compensation for employees and qualified sales agents. The preferred stock is available to be used for future financing requirements and potential acquisitions.

      At September 30, 2003, we had outstanding $575,000 of subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after May 31, 2004.

      At September 30, 2003, we had liquid assets of approximately $33,000. We believe that we have sufficient working capital to meet our short-term operating needs.

      The total amount of debt outstanding as of September 30, 2003 was $882,000. This following table presents our debt instruments and their weighted average interest rates as of September 30, 2003:

                                                     Weighted
                                     Balance       Average Rate
                                     -------       ------------

Subordinated Debt                    $575,000         12.0%
Credit facility                      $307,000          4.75%

      Inflation and changing prices had no material impact on revenues or the results of operations for the period ended September 30, 2003.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           Part II - OTHER INFORMATION

Item 1 - 5: Inapplicable

Item 6 -    Exhibits:

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

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

Date: November 6, 2003