Form 10KSB
period 2003-12-31
AUTOINFO INC
filed 2004-03-25
CIK 351017

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                                   ----------

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission File Number 001-11497

                                 AUTOINFO, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-2867481
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                        6413 Congress Avenue - Suite 240
                              Boca Raton, FL 33487
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 988-9456

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the year ended December 31, 2003 were $27,171,000.

As of March 17, 2004, 31,116,256 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 17, 2004 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.58 on that date) was approximately $6,782,000.

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

                                      NONE

                                 AUTOINFO, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I..............................................................................3

   Item 1.     Business.............................................................3
               Risk Factors.........................................................7
   Item 2.     Properties..........................................................12
   Item 3.     Legal Proceedings...................................................12
   Item 4.     Submission of Matters to a Vote of Security Holders.................12

PART II............................................................................13

   Item 5.     Market for our Common Equity and Related Stockholder Matters........13
               Selected Consolidated Financial Data................................14
   Item 6.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................15
   Item 7.     Financial Statements and Supplementary Data.........................20
   Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................................20
   Item 8A.     Controls and Procedures............................................20

PART III...........................................................................21

   Item 9.     Directors and Executive Officers....................................21
   Item 10.     Executive Compensation.............................................23
   Item 11.     Security Ownership of Certain Beneficial Owners and Management.....24
   Item 12.     Certain Relationships and Related Transactions.....................25
   Item 13.     Exhibits and Reports On Form 8-K...................................26
   Item 14.     Principal Accounting Fees and Services.............................27

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

                                     PART I

                                    BUSINESS

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $27 million during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents. As of March 1, 2004, we had six regional operating centers providing brokerage services and representatives in 15 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of March 1, 2004, we had five regional offices providing contract carrier services and 43 independent owner-operators.

Strategy

      Our strategy is to continue to expand through affiliations with independent sales agents and through internal expansion. We intend to seek, on a selective basis, acquisition of businesses that have product lines or services which complement and expand our existing services and product lines, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify and affiliate with these agents on desirable economic terms.

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

      The present market for freight moved by truck is estimated by management to exceed $200 billion per year. This is a highly fragmented industry comprised of common carriers - contract carriers - freight forwarders and freight brokers.

      The actual movement of goods is accomplished by trucking (consisting of local, over the road, truckload, and less than truckload shipments); air freight (time sensitive in nature); rail freight (non time sensitive in nature and usually less expensive than truck); and ocean freight (generally in containerized ships). Other services provided include warehousing and distribution.

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

      The market for third party logistics providers is highly fragmented. It is comprised primarily of full service logistics providers, freight brokers, independent sales agents and sales representatives. Sales agents often work out of home based offices or small regional sales offices and affiliate themselves with full service brokers to provide back office services including load dispatching, bonding and licensing, billing, collection and other administrative services. Sales representatives vary from experienced people with years of freight industry experience and established client relationships to telemarketing personnel cold calling shippers and dispatchers.

      Third party logistics companies provide numerous services to clients on an outsourced basis, by contract and on demand. The continued growth of this industry has created secondary market opportunities to provide low-cost delivery to the endpoint, in addition to supply chain services of warehousing, inventory management and electronic interface with customers and suppliers. Third party logistics companies provide customized domestic and international freight transportation of customers' goods and packages, via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers' operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes.

      The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure. By outsourcing all non- core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business.

Operations and systems

      In our brokerage services, we process approximately 2,500 freight orders per month. Our sales agents in our six regional operating centers and representatives in fifteen states and Canada receive customers' freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      In our contract carrier services, we process approximately 400 freight orders per month. Our sales agents in our five regional operating centers receive customers' freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight. In addition, utilizing various sources including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue. A typical owner-operator will generate $2,500 per week in revenues.

      We rely exclusively on independent third parties for our hauling capacity. These third party capacity providers consist of our independent owner-operators, unrelated trucking companies, air cargo carriers and railroads. Our use of capacity provided by our independent owner-operators, and other third party capacity providers allows us to maintain a lower level of capital investment, resulting in lower fixed costs.

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

Suppliers

      We use the services of various third party transportation companies. No significant third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2003, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

      Sunteck has achieved revenue growth through the addition of sales agents and independent sales agent / representatives; the opening of new operations offices; an increase in the number of customers serviced and the expansion of logistics and supply chain services provided.

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

Competition

      The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight.

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

      We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements. We are licensed by the United States Department of Transportation (DOT) as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $1,000,000 of general liability insurance and $100,000 of cargo insurance.

      If we fail to comply with, or lose, any required licenses, governmental regulators could assess penalties or issue a cease and desist order against our operations that are not in compliance. If we expand our services internationally, we may become subject to international economic and political risks. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions or alter business practices in time to avoid the adverse effect of any of these changes.

Risk and liability

      In our brokerage services, we do not assume liability for loss or damage to freight; we act as the shipper's agent and arrange for a carrier to handle the freight. Therefore, we do not take possession of the shipper's freight and, accordingly, we are not liable for the carrier's negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers. In addition, we maintain $100,000 of contingent cargo liability insurance.

      In our contract carrier services business, we are liable for loss or damage to our customers' freight. We maintain cargo liability insurance coverage with a policy limit of $200,000.

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

                                  RISK FACTORS

      In addition to the other information provided in our reports, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

Continued expansion of our business operations is uncertain.

      For the year ended December 31, 2003, we increased gross revenues from $18.9 million to $27.2 million and had net income of $1,300,000 as compared $340,000 in the prior year. There is no assurance that we will be able to continue the expansion of our operations.

      Factors that could adversely affect our future operating results include:

            o the success of Sunteck in continuing the expansion of its business operations; and

            o     changes in general economic conditions.

Control of customer accounts; Dependence on independent commission sales agents.

      A substantial portion of our business is originated by our network of independent sales representatives. Most of these sales representatives work with us on a non-exclusive basis. We do not have non-compete or non-solicitation agreements with these representatives and our contracts with them are typically terminable upon 10 to 30 days notice by either party and do not restrict the ability of a former agent to compete with Sunteck following termination. As a result, if sales representatives terminate their affiliation with us or direct their freight business to other logistics providers, our revenue and results of operations could be adversely affected.

Dependence on third party capacity providers.

      We do not own trucks or other transportation equipment and rely on third party capacity providers, including independent owner operators, unrelated trucking companies, railroads and air cargo carriers to transport freight for our customers. We compete with motor carriers and other third parties for the services of independent owner operators and other third party capacity providers. A significant decrease in available capacity provided by either our independent owner operators or other third party capacity providers could have a material adverse effect on Sunteck, including our results of operations and revenue.

Decreased demand for transportation services.

      The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond Sunteck's control. Certain of our third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and our operating income may decline if it is unable to pass through to its customers the full amount of such higher transportation costs. If a slowdown in economic activity or a downturn in our customers' business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be materially adversely affected.

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

      Our future success depends, in part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and who is responsible for executing that plan. The loss of Mr. Wachtel would adversely affect our business. At this time we do not have any term "key man" insurance on Mr. Wachtel. If we lose the services of Mr. Wachtel, our business, operations and financial condition would be materially adversely affected.

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

Our principal stockholders have substantial control over our affairs.

      As of March 17, 2004, our president, Harry Wachtel was our largest stockholder, owning approximately 29% of the issued and outstanding shares of our common stock. Further, James T. Martin owns approximately 20% of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel or Mr. Martin could assert control over our affairs, including the election of directors and any proposals regarding a sale of the Company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 17, 2004, our stock closing price has ranged from $0.11 to $0.70. On March 17, 2004, our stock closing price was $0.58.

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

The price of our common stock may be adversely affected by the possible issuance of shares of our common stock as a result of the exercise of outstanding options.

      We have granted options covering approximately 4.1 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

Future sales of our common stock may adversely affect our common stock price.

      If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

Some provisions in our charter documents and bylaws may have anti-takeover effects.

      Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us, with the result that it may deter potential suitors. For example, our board of directors is authorized, without action of the stockholders, to issue authorized but unissued common and preferred stock. The existence of authorized but unissued common and preferred stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

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

Liquidity on the otc bulletin board is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

      Our common stock is quoted on the OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

Our common stock has been thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

      Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. There is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Due to the historically low trading price of our common stock, many brokerage firms may be unwilling to effect transactions in our common stock, particularly because low-priced securities are subject to an SEC rule that imposes additional sales practice requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). We cannot predict when or whether investor interest in our common stock might lead to an increase in its market price or the development of a more active trading market or how liquid that market might become.

The application of the "penny stock" rules could adversely effect the market price of our common stock.

      As long as the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell the common stock and may affect a stockholder's ability to resell the common stock.

      Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Patents, trademarks and copyrights

      "AUTOINFO" is our registered trademark and service mark.

Employees

      As of February 29, 2004, we had 118 full-time employees, independent sales agents and owner-operators. None of our employees are represented by a labor union and we believe that our relationship with our employees, agents and owner-operators is good.

Available Information

      Our website address is www.suntecktransport.com. We are not including the information contained on our website as part or, or incorporating it by reference into, this annual report on Form 10-KSB. We make available free of charge through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

                                   PROPERTIES

      We lease approximately 2,350 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease runs through October 2006 and provides for an annual rental of $23,000 for the twelve months ending October 2004 and $33,000 for each of the two years ending October 2005 and 2006, respectively. We lease 1,100 square feet for our operating office at 315 Main Street, Pineville, North Carolina. The lease runs through February 2005 and provides for an annual rental of $12,000. We lease 700 square feet for our operating office at 1040 North Halsted Street, Chicago, Illinois. The lease runs through September 2004 and provides for an annual rental of $9,600.

                                LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

          MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not listed on any stock exchange. Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol "Auto." The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Over-the-Counter Electronic Bulletin Board. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          Year Ended December 31, 2003                 High            Low
          ------------------------------------      -----------     -----------

          First quarter                               $0.22            $0.14
          Second quarter                               0.23             0.11
          Third quarter                                0.37             0.17
          Fourth quarter                               0.39             0.23

          Year Ended December 31, 2002                 High            Low
          ------------------------------------      -----------     -----------

          First quarter                               $0.19            $0.06
          Second quarter                               0.17             0.12
          Third quarter                                0.22             0.10
          Fourth quarter                               0.22             0.12

      As of March 17, 2004, the closing bid price per share for our common stock, as reported on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. was $0.58. As of March 17, 2004, we had approximately 1,000 beneficial stockholders.

Dividend policy

      We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

                      SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The financial data has been derived from our audited consolidated financial statements and accompanying notes. This financial data reflects our acquisition of Sunteck in December 2000, which was accounted for as a pooling of interest. Accordingly, all periods presented below have been restated to include the accounts and operations of Sunteck under continuing operations.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                               Year ended December 31,
                                                 --------------------------------------------------------------------
                                                   2003           2002           2001           2000           1999
                                                 --------       --------       --------       --------       --------
Statement of Operations Data:
-----------------------------------------
Gross revenues                                   $ 27,171       $ 18,863       $  8,029       $  3,389       $  3,457

Net revenues (1)                                    5,076          3,368          1,567            835            841

Income (loss) from continuing operations            1,300            340            (15)           (81)            76

Income (loss) from discontinued operations             --             --             --          9,471         (1,109)

Net  income (loss)                               $  1,300       $    340       $    (15)      $  9,390       $ (1,033)

Basic net income (loss) per share (2) (3)
     From continuing operations                  $    .05       $    .01       $   (.00)      $    .00       $    .00
     From discontinued operations                      --             --             --            .51           (.06)
                                                 --------       --------       --------       --------       --------
Net income (loss) per share, basic               $    .05       $    .01       $   (.00)      $    .51       $   (.06)
                                                 --------       --------       --------       --------       --------

Diluted net income (loss) per share (2) (3)
     From continuing operations                  $    .05       $    .01       $   (.00)      $    .00       $    .00
     From discontinued operations                      --             --             --            .48           (.06)
                                                 --------       --------       --------       --------       --------
Net income (loss) per share, diluted             $    .05       $    .01       $   (.00)      $    .48       $   (.06)
                                                 --------       --------       --------       --------       --------

(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The common stock equivalents for the year ended December 31, 2003 and 2002 were 1,434,000 and 635,000 and for the year ended December 31, 2000 were 1,304,000.

(3) The common stock equivalents for the years ended December 31, 2001 and December 31, 1999 were 30,000 and 745,000. The common stock equivalents for these shares were not included in the calculation of diluted income
      (loss) per common share because the effect would have been antidilutive.

000's omitted                                                            As at December 31,
                                                 --------------------------------------------------------------------
                                                   2003           2002           2001           2000           1999
                                                 --------       --------       --------       --------       --------
Balance Sheet Data:
-----------------------------------------
Cash and short term investments                  $    133       $    684       $    898       $    941       $  1,072
Accounts receivable                                 4,881          2,996          1,358            720            428
Total assets                                        6,286          3,944          2,458          1,740          1,530
Total liabilities of continuing operations          4,394          3,356          2,215          1,481            500
Liabilities of discontinued operations
    subject to compromise                              --             --             --             --         10,624
Deficit                                           (16,158)       (17,458)       (17,798)       (17,784)       (27,173)
Stockholders' equity (deficiency)                   1,892            588            243            258         (9,594)

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

      This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 7 of this report.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $27 million during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents. As of March 1, 2004, we had six regional operating centers providing brokerage services and representatives in 15 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of March 1, 2004, we had five regional offices providing contract carrier services and 43 independent owner-operators.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased from 23,500 in 2002 to 30,800 is 2003, an increase of 31%. The average revenue dollar per load in our broker division also increased in 2003 as compared to 2002. This is the result of several factors including an increase in truckload business verses less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices.

Results of operations

For the year ended December 31, 2003

      During the year ended December 31, 2003, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                   2003                2002
                                              ---------------     --------------

           Net revenues                            100.0%              100.0%

              Commissions                           58.2%               54.2%
              Operating expenses                    28.6%               31.4%
              Other charges                          2.5%                3.8%
              Income taxes, (benefit)              (14.9)%                .5%

           Net income                               25.6%               10.1%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $27,171,000 for the year ended December 31, 2003, as compared with $18,863,000 in the prior year, an increase of 44%. Net revenues were $5,076,000 for the year ended December 31, 2003, as compared with $3,368,000 in the prior year, an increase of 51%. Gross revenues from brokerage services increased to $25,106,000 from 18,863,000 and net revenues increased to $4,685,000 from $3,368,000 in the prior year. This increase is the direct result of the continued expansion of our agent network and customer base. Gross revenues from contract carrier services, which we began offering in 2003, were $2,065,000 and net revenues were 391,000. A significant portion of these revenues and earnings occurred in the fourth quarter. The total net revenue growth was 51% as compared with the gross revenue increase of 44% is the result of higher margins in our contract carrier division and the general mix of business at higher margins generated by our expanded sales agent base.

Costs and expenses

      Commissions totaled $2,955,000 for the year ended December 31, 2003, as compared with $1,827,000 in the prior year, an increase of 51%. As a percentage of net revenues, commissions were 58.2% for the year ended December 31, 2003 as compared with 54.2% in the prior year. This increase is the direct result of higher commission rates paid to sales agents related to competition for attracting new sales agent pursuant to our business expansion model.

      Operating expenses totaled $1,450,000 for the year ended December 31, 2003, as compared with $1,057,000 in the prior year. As a percentage of net revenues, operating expenses were 28.6% for the year ended December 31, 2003 as compared with 31.4% in the prior year. This decrease is the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. During 2003, we moved our headquarters increasing our space to 2,350 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2004 without significant increase in overhead.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, yielded a gain of $6,000 for the year ended December 31, 2003, as compared to $26,000 in the prior year. This decrease is the direct result of the sale of substantially all marketable securities during the year ended December 31, 2002.

      Interest expense was $131,000 for the year ended December 31, 2003 as compared with $154,000 in the prior year. This decrease is primarily the result of borrowings pursuant to our $1.5 million line of credit, secured in May 2003 at a interest rate of prime + 1/2% and the corresponding repayment in May 2003 of the $500,000 loan at an interest rate of 17%, originated in August 2002.

Income tax

      The income tax benefit of $754,000 for the year ended December 31, 2003 consisted of $784,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of state income taxes of $30,000. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2003 the valuation allowance was reduced by $784,000. Income taxes of $16,000 for the year ended December 31, 2002 related to the operating results net of the benefit of the utilization of net operating loss carryforwards.

Net income (loss)

      Net income totaled $1,300,000 for the year ended December 31, 2003, as compared with $340,000 in the prior year. This increase is the direct result of the increase in revenues due the continuing expansion of our operations and the recognition on the deferred tax asset of $784,000.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

      For the year ended December 31, 2003, we increased gross revenues from $18.9 million to $27.2 million and had net income of $1,300,000 as compared with $340,000 in the prior year. As of December 31, 2003, we had an accumulated deficit of $16.2 million. Factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings and lines of credit.

      At December 31, 2003, we had outstanding $575,000 of convertible subordinated debentures and $1,046,000 pursuant to our $1,500,000 line of credit. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. In January 2004, these debentures were converted into 2,300,000 shares of common stock. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants and is secured by accounts receivable and other operating assets, and matures in May 2004. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At December 31, 2003, we had liquid assets of approximately $133,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of December 31, 2003 and 2002 was $1,621,000 and $1,075,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of December 31, 2003 and 2002, respectively:

                                                         Weighted                          Weighted
                                        Balance        Average Rate        Balance       Average Rate
                                    --------------------------------------------------------------------
                                                  2003                               2002
                                    --------------------------------------------------------------------
       Subordinated Debt             $  575,000           12.0%          $ 575,000           12.0%
       Line of Credit                $1,046,000            4.5           $ 500,000           17.0

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2003.

      In January 2004, we sold 1,333,333 shares of our common stock for gross cash proceeds of $442,000. Simultaneously, in a related transaction, our 12% convertible debentures were converted into 2,300,000 shares of common stock. The result of these transactions was an increase in cash of $442,000, a decrease in debt of $575,000 and an increase in equity of $1,017,000. The cash proceeds of $442,000 were used to reduce the outstanding balance under our line of credit.

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

Revenue Recognition

      As a third party transportation logistics provider, we act as the shippers' agent and arrange for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the pick up of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured.

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

      Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions. Accordingly, the Company records all transactions at the gross amount, consistent with the provisions of EITF 99-19.

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2003, we had a net operating loss carryforward of approximately $17.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance by the of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

Provision For Doubtful Accounts

      We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149), which amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities.

      Adoption of these statements did not have a material impact on our financial position or results of operations.

Off-balance sheet arrangements

      We do not have any off-balance sheet arrangements.

                              FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this report beginning on page F-1.

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                             CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com. The Code of Ethics for the Company's CEO and CFO is filed as Exhibit 14 to this report.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                          Age        Position
----                          ---        --------
Peter C. Einselen             64         Director
Thomas C. Robertson           58         Director
Harry Wachtel                 45         President, chief executive officer and director
Mark Weiss                    44         National account executive and director
William Wunderlich            56         Chief financial officer

      PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has served as senior vice president of Anderson & Strudwick, a brokerage firm, since 1990. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been senior vice president since 2003 and was president, chief financial officer and a director from 1988 to 2003 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

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

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2003, each non-employee director was granted options to purchase a total of 77,500 shares of our common stock at prices ranging from $0.11 to $0.24 per share, the fair market value on the date of grant.

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

Audit Committee Matters

      Under its charter, the Audit Committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year

      Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission's rules.

      The Board has determined that the Chairman of the Audit Committee, Mr. Robertson, is an "audit committee financial expert," as that term is defined in
Item 401(e) of Regulation B, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

                             EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2003, 2002 and 2001 whose aggregate compensation exceeded $100,000 (Named Executive Officers).

                                                                                                           All other
Name and principal position                                 Salary                 Bonus                 compensation
----------------------------------------------------    ----------------    --------------------    ------------------------
Harry Wachtel
President and chief executive officer
    2003........................................          $ 175,000               $51,531                     --
    2002........................................          $ 175,000               $13,035                     --
    2001........................................          $  75,000(1)                 --                     --

William Wunderlich
Executive vice president and chief financial
    officer
    2003........................................          $  93,750               $55,281                     --
    2002........................................          $  75,000               $28,035                     --
    2001........................................          $  75,000                    --                     --

Mark Weiss
National account executive
    2003........................................          $ 118,592                    --                     --
    2002........................................          $ 127,836                    --                     --
    2001........................................          $ 131,663                    --                     --

----------
(1) For the year ended December 31, 2001, Mr. Wachtel waived $100,000 of his minimum salary.

Option grants during the year ended December 31, 2003

      Our Compensation Committee did not grant any options to the named executives during the year ended December 31, 2003. During 2003, non-employee directors were granted options to purchase a total of 155,000 shares of our common stock at prices ranging from $0.11 to $0.24 per share, the fair market value on the date of grant. During 2001, non-employee directors were granted options to purchase a total of 30,000 shares of our common stock at $0.05 per share, the fair market value on the date of grant.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2003 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2003.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                  Number of Shares Underlying           Value of Unexercised In-the-
                                                                 Unexercised Options at Fiscal            Money Options At Fiscal
                                                                          Year-End                             Year-End (2)
                                                                 -----------------------------         ----------------------------
                       Shares Acquired
Name                   on Exercise (#)    Value Realized (1)     Exercisable     Unexercisable         Exercisable    Unexercisable
----                   ---------------    ------------------     -----------     -------------         -----------    -------------
Harry Wachtel                  --                  --                    --            --                      --           --
Mark Weiss                     --                  --                    --            --                      --           --
William Wunderlich         35,000              $4,620               810,000             0                $153,900           $0

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2003 of $0.29 per share.

                      Equity Compensation Plan Information
                          Year Ended December 31, 2003

                                                                                              Number of securities
                                                                                             remaining available for
                                          Number of securities       Weighted-average         future issuance under
                                           to be issued upon         exercise price of         equity compensation
                                              exercise of               outstanding             plans (excluding
                                          outstanding options,       options, warrants       securities reflected in
           Plan Category                  warrants and rights           and rights                 column (a))
-------------------------------------    -----------------------    --------------------    --------------------------
                                                  (a)                       (b)
Equity compensation plans
   approved by security holders
   (1985, 1986, 1989, 1992,
   1997, 1999 and 2003 Stock
   Option Plans).................              4,095,256                   $0.15                    2,129,744
Equity compensation plans not
   approved by security
   holders(1)....................                  --                        --                         --
                                         =======================    ====================    ==========================

Total............................              4,095,256                   $0.15                    2,129,744
                                         =======================    ====================    ==========================

(1) We do not have any equity compensation plans which have not been approved by security holders.

Employment Agreements

      In December 2000, we entered into employment agreements with Messrs. Wachtel and Wunderlich providing for their employment, as our chief executive officer and chief financial officer, respectively, for terms expiring, as modified in April 2003, on March 31, 2006 subject to automatic one-year renewals unless either party gives written notice ninety days prior to the end of the then current term of the agreement. The agreements provide for annual base salaries of $175,000 and $75,000, respectively, and for participation in all executive benefit plans. As of April 1, 2003, Mr. Wunderlich's base salary was increased to $100,000. Each of Mr. Wachtel's and Mr. Wunderlich's agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit from $100,000 to $1,250,000. Further, the Mr. Wachtel's agreement provides, among other things, that, if employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined) or within six months after a change of control (as defined), we will pay him an amount equal to his respective current base salary plus the average incentive compensation due to him during the remaining term of the agreement.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 17, 2004, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, Named Executive Officers and all directors and executive officers as a group.

      We determined beneficial ownership in accordance with rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable.

                Name of                       Shares of Common Stock         Percentage
          Beneficial Owner (1)                  Beneficially Owned          Of Ownership
          --------------------                  ------------------          ------------
(i) Directors and Executive Officers
Harry Wachtel                                      8,970,000 (2)                28.8%
Thomas C. Robertson                                  165,000 (3)                 *
Peter C. Einselen                                    335,000 (3)                 1.1%
Mark Weiss                                         1,000,000 (5)                 3.2%
William I. Wunderlich                              1,665,000 (4)(6)              5.2%
All executive officers and directors as
a group (5 persons)                               10,385,000 (7)                32.3%

(ii) 5% Stockholders
James T. Martin                                    6,270,000                    20.2%
Kinderhook Partners                                3,788,333                    12.2%

----------
*     Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 240, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda.

(2) Includes 1,750,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.

(3)   Includes 105,000 shares issuable upon the exercise of stock options.

(4)   Includes 810,000 shares issuable upon the exercise of stock options.

(5) Includes 1,000,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.

(6) Includes 750,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(7) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

Section 16(a) beneficial ownership reporting compliance

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

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In August 2002, we entered into a $500,000 line of credit agreement with James T. Martin, a significant stockholder, secured by our accounts receivable, which expired in August 2003. Interest on the outstanding borrowings was 17% per annum, payable quarterly in arrears. This line of credit was repaid in full in May 2003. Interest of $35,000 and $85,000 was charged to operations in 2003 and 2002, respectively.

      In December 2001, we lent $100,000 to the father-in-law of Harry Wachtel, our president. This loan bears interest at 4% per annum and is due in December 2006. This loan was repaid in March 2004.

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% subordinated convertible debentures. The debentures are convertible into common stock at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. Interest of $69,000 was charged to operations in each of 2003 and 2002. In January 2004, these debentures were converted into 2,300,000 shares of common stock.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No. 3A            Certificate of Incorporation of the Company, as amended. (9)

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

No. 10I           Employment Agreement between AutoInfo, Inc. and Harry M.
                  Wachtel dated as of December 7, 2000. (9)

No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated December 7, 2000. (9)

No. 10K Amendment to Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of April 1, 2003.*

No. 10L Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated April 1, 2003.*

No. 10M Stock Purchase Agreement between AutoInfo, Inc and Kinderhook Partners, LP dated January 21, 2004.*

No. 14A           Code of Ethics.*

No. 21A           Subsidiaries of the Registrant. (9)

No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent public accountants.*

31A Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A               Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B               Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Reports on Form 8-K

None.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

                                      2003         2002
                                    -------      -------
Audit fees                          $46,570      $43,015
Audit related fees                       --           --
Tax fees                                 --           --
All other fees                           --           --
       Total fees                   $46,570      $43,015
                                    -------      -------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 25, 2004 on its behalf by the undersigned, thereunto duly authorized.

                                   AutoInfo, Inc.


                                   By: /s/ Harry M. Wachtel
                                       ----------------------------------------
                                       Harry M. Wachtel, President and Chief
                                       Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
-------------------------------------
Harry M. Wachtel                            President, Chief Executive Officer and        March 25, 2004
                                                   Chairman of the Board
                                                (Principal Executive Officer)

/s/ William I. Wunderlich
-------------------------------------
William I. Wunderlich                       Chief Financial Officer                       March 25, 2004
                                                (Principal Accounting Officer)

/s/ Mark Weiss
-------------------------------------
Mark Weiss                                  Director                                      March 25, 2004

/s/ Peter C. Einselen
-------------------------------------
Peter C. Einselen                           Director                                      March 25, 2004

/s/ Thomas C. Robertson
-------------------------------------
Thomas C. Robertson                         Director                                      March 24, 2004

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002               F-3

Consolidated Statements of Income for the Years Ended
         December 31, 2003 and 2002                                        F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2003 and 2002                                        F-5

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2003 and 2002                    F-6

Notes to Consolidated Financial Statements                                 F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

                          Independent Auditors' Report

To the Board of Directors and Stockholders of AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 13, 2004
Shelton, Connecticut


                                 /s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
                                 -----------------------------------------------
                                 Dworken, Hillman, LaMorte & Sterczala, P.C.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS (Note 2)
                                                                              December 31
                                                                    -------------------------------
                                                                        2003               2002
                                                                    ------------       ------------
Current assets:
   Cash and cash equivalents                                        $    133,000       $    684,000
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000                                                       4,881,000          2,996,000
   Other current assets                                                  292,000             74,000
   Loan receivable (Note 3)                                              100,000            100,000
   Deferred income taxes  (Note 4)                                       248,000                 --
                                                                    ------------       ------------

Total current assets                                                   5,654,000          3,854,000

Fixed assets, net of depreciation                                         71,000             67,000

Deferred income taxes (Note 4)                                           536,000                 --

Other assets                                                              25,000             23,000
                                                                    ------------       ------------

                                                                    $  6,286,000       $  3,944,000
                                                                    ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 2)                                            $  1,046,000       $    500,000
   Convertible subordinated debentures (Note 2)                          575,000            575,000
   Accounts payable and accrued liabilities                            2,773,000          2,281,000
                                                                    ------------       ------------

Total current liabilities                                              4,394,000          3,356,000
                                                                    ------------       ------------

Commitments and Contingencies (Note 5)

Stockholders' equity : (Note 6)
  Common Stock - authorized 100,000,000 shares, $.001 par
    value; issue and outstanding 27,382,923 and 27,347,923 as
    of December 31, 2003 and 2002, respectively                           27,000             27,000
  Additional paid-in capital                                          18,023,000         18,019,000
  Deficit                                                            (16,158,000)       (17,458,000)
                                                                    ------------       ------------

  Total stockholders' equity                                           1,892,000            588,000
                                                                    ------------       ------------

                                                                    $  6,286,000       $  3,944,000
                                                                    ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                            For The Years Ended December 31,
                                            --------------------------------
                                                2003               2002
                                            ------------       ------------

Gross revenues                              $ 27,171,000       $ 18,863,000
Cost of transportation                        22,095,000         15,495,000
                                            ------------       ------------

Net revenues                                   5,076,000          3,368,000
                                            ------------       ------------

Commissions                                    2,955,000          1,827,000
Operating expenses                             1,450,000          1,057,000
                                            ------------       ------------
                                               4,405,000          2,884,000
                                            ------------       ------------

Income from operations                           671,000            484,000
                                            ------------       ------------

Other charges (credits):
   Investment income                              (6,000)           (26,000)
   Interest expense                              131,000            154,000
                                            ------------       ------------
                                                 125,000            128,000
                                            ------------       ------------

Income before income taxes                       546,000            356,000
Income taxes (benefit) (Note 4)                 (754,000)            16,000
                                            ------------       ------------

Net income                                     1,300,000            340,000
                                            ============       ============

Basic and diluted net income per share      $        .05       $        .01
                                            ============       ============

Weighted average number of common and
   common equivalent shares                   28,789,000         27,940,000
                                            ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Shares of
                                  Common                     Additional
                                  Stock         Common       Paid - In
                               Outstanding       Stock         Capital           Deficit
                               -----------       -----         -------           -------
Balance, January 1, 2002        27,298,000      $27,000      $18,014,000      $(17,798,000)

Exercise of stock options           50,000           --            5,000

Net income                                                                         340,000
                                ----------      -------      -----------      ------------

Balance, December 31, 2002      27,348,000       27,000       18,019,000       (17,458,000)

Exercise of stock options           35,000           --            4,000

Net income                                                                       1,300,000
                                ----------      -------      -----------      ------------

Balance, December 31, 2003      27,383,000      $27,000      $18,023,000      $(16,158,000)
                                ==========      =======      ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Years Ended December 31,
                                                 --------------------------------
                                                      2003              2002
                                                  -----------       -----------
Cash flows from operating activities:
  Net income                                      $ 1,300,000       $   340,000
  Adjustments to reconcile net income to net
    cash used in  operating activities:
      Depreciation and amortization expenses           38,000            18,000
      Deferred income taxes                          (784,000)               --

Changes in assets and liabilities:
    Accounts receivable, net                       (1,885,000)       (1,638,000)
    Other current assets                             (218,000)           (9,000)
    Other assets                                       (2,000)          (23,000)
    Accounts payable and accrued liabilities          492,000         1,141,000
                                                  -----------       -----------

Net cash used in operating activities              (1,059,000)         (171,000)
                                                  -----------       -----------

Cash flows from investing activities:
    Capital expenditures                              (42,000)          (48,000)
    Redemption of short-term investments                   --            13,000
                                                  -----------       -----------

Net cash used in investing activities                 (42,000)          (35,000)
                                                  -----------       -----------

Cash flows from financing activities:
    Exercise of stock options                           4,000             5,000
    Increase in  borrowings, net                      546,000                --
                                                  -----------       -----------

Net cash  provided by  financing activities           550,000             5,000
                                                  -----------       -----------

Net change in cash and cash equivalents              (551,000)         (201,000)
Cash and cash equivalents, beginning of year          684,000           885,000
                                                  -----------       -----------

Cash and cash equivalents, end of year            $   133,000       $   684,000
                                                  ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

Note 1 - Business and Summary of Significant Accounting Policies

Business

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by the Company. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $27 million during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents. As of March 1, 2004, we had six regional operating centers providing brokerage services and representatives in 15 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do not own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of March 1, 2004, we had five regional offices providing contract carrier services and 43 independent owner-operators.

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

Revenue Recognition

      As a third party transportation logistics provider, the Company acts as the shippers' agent and arranges for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the pick up of freight, at which time the related transportation cost, including commission, is also recognized. At that time, the Company's obligations are completed and collection of receivables is reasonably assured.

      Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions. Accordingly, the Company records all transactions at the gross amount, consistent with the provisions of EITF 99-19.

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

Fixed Assets

      Fixed assets as of December 31, 2003 and 2002, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,434,000 and 633,000 for the year ended December 31, 2003 and 2002, respectively.

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

New Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS 149), which amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities.

      Adoption of these statements did not have a material impact on the Company's financial position or results of operations.

Reclassifications

      Certain December 31, 2002 balances have been reclassified to conform with the December 31, 2003 presentation.

Note 2 - Debt

Loan Payable

      In May 2003, the Company entered into a $1.5 million Line of Credit, expiring in May 2004, with a commercial lending institution, secured by substantially all assets of the Company. The line provides for interest at the prime rate plus 1/2% and the maintenance of certain financial covenants. Interest of $27,000 was charged to operations in 2003.

      In August 2002, the Company entered into a $500,000 Line of Credit Agreement with James T. Martin, a significant stockholder of the Company, secured by the Company's accounts receivable, which expires in August 2003. Interest on the outstanding borrowings was 17% per annum, payable quarterly in arrears. This credit facility was repaid in full in May 2003. Interest of $35,000 and $85,000 was charged to operations in 2003 and 2002, respectively.

Convertible Subordinated Debentures

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% Subordinated Convertible Debentures (Debentures). The Debentures are convertible into the common stock of the Company at the option of the debenture holder at a conversion price of $0.25 per share and are redeemable, at the option of the holder, on or after December 31, 2003. Interest of $69,000 was charged to operations in each of 2003 and 2002. In January 2004, these debentures were converted into 2,300,000 shares of common stock. See Note 10.

Note 3 - Loan Receivable

      In December 2001, the Company made a loan of $100,000 to the father-in-law of Harry Wachtel, the president of the Company. This loan bears interest at 4% per annum and was repaid in full in March 2004.

Note 4- Income Taxes

      For the years ended December 31, 2003 and 2002, the provision for income taxes consisted of the following:

                                                  2003             2002
                                               ---------        ---------

      Federal                                  $ 175,000        $ 114,000
      State                                       30,000           16,000
                                               ---------        ---------
                                                 205,000          130,000
      Deferred tax benefit                      (175,000)        (114,000)
      Change in valuation allowance             (784,000)              --
                                               ---------        ---------
      Income tax (benefit)                     $(754,000)       $  16,000
                                               =========        =========

      The following table reconciles the Company's effective income tax rate on income from operations to the Federal Statutory Rate for the years ended December 31, 2003 and 2002.

                                                          2003          2002
                                                         ------        ------
      Federal Statutory Rate                               34.0%         34.0%

      State income taxes, net of federal benefit            3.6           4.5

      Effect of:
         Utilization of operating loss carryforward       (34.0)        (34.0)
         Change in valuation allowance                   (141.6)           --
                                                         ------        ------
                                                         (138.0)%         4.5%
                                                         ======        ======

      Deferred taxes are comprised of the following at December 31, 2003 and 2002:

                                                December 31,      December 31,
                                                    2003              2002
                                                -----------       -----------
      Deferred tax assets:
           Net operating loss carryforward      $ 5,926,000       $ 6,101,000
                                                -----------       -----------

      Gross  deferred tax assets                  5,926,000         6,101,000
      Less: valuation allowance                  (5,142,000)       (6,101,000)
                                                -----------       -----------

      Deferred tax asset                        $   784,000       $        --
                                                ===========       ===========

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2003, the Company has a net operating loss carryforward of approximately $17.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

      Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2003 the valuation allowance was reduced by $784,000. However, there can be no assurance that the Company will meet its expectations of future income.

Note 5 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through October 2006. Future minimum lease payments are $45,000, $35,000 and $25,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Rent expense for the years ended December 31, 2003 and 2002 was $53,000 and $77,000, respectively.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel, the president, and Wunderlich, the executive vice president and chief financial officer of the Company, who are also stockholders. The agreements expire in March 2006 and provide for minimum annual compensation of $175,000 and $100,000, and bonuses equal to 10% of the Company's consolidated pre-tax profit from $100,000 to $1,250,000, respectively. Bonus payments to Messrs. Wachtel and Wunderlich were $51,531 and $55,281 for the year ended December 31, 2003 and $13,035 and $28,035 for the year ended December 31, 2002, respectively.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 6 - Stockholders' Equity

Stock Option Plans

      The Company has seven stock option plans, its 1985, 1986, 1989, 1992, 1997, 1999 and 2003 Plan (collectively, the Plans). Pursuant to the Plans, a total of 7,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grants will be made under the 1985, 1986, 1989 or 1992 Plans. At December 31, 2003, options to purchase 4,095,000 shares of common stock were outstanding under the Plans.

      The pro-forma effect of these options on net income and earnings per share, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS 123, was not material to the Company's results of operations.

      Option activity for the years ended December 31, 2003 and 2002 was as follows:

                                                          Granted                               Exercisable
                                             -----------------------------------     ----------------------------------
                                                                  Weighted                                Weighted
                                               Number of           Average             Number of           Average
                                                 Shares         Exercise Price           Shares        Exercise Price
                                             --------------    -----------------     ---------------   ----------------
Outstanding at December 31, 2001                  1,461,000                  .10
Forfeited during the year                           (86,000)                 .08
Exercised during the year                           (50,000)                 .10
Granted during the year                           1,258,000                  .13
                                             --------------      ---------------

Outstanding at December 31, 2002                  2,583,000                  .11           1,005,000     $          .09
                                                                                     ---------------     --------------
Forfeited during the year                          (222,000)                 .10
Exercised during the year                           (35,000)                 .10
Granted during the year                           1,769,000                  .20
                                             --------------      ---------------

Outstanding December 31, 2003                     4,095,000      $           .15           1,802,000     $          .10
                                             --------------      ---------------     ---------------     --------------

    Weighted average fair value of options granted:
                        2003                                                   $  .20
                        2002                                                   $  .13

Note 7 - Fair Value of Financial Instruments

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

Note 8 - Quarterly Results of Operations (Unaudited)

                                                           Year Ended December 31, 2003
                                                                   Quarter Ended
                                             ----------------------------------------------------------
                                               Mar 31          June 30         Sep 30          Dec 31
                                             ----------      ----------      ----------      ----------
      Gross revenues                         $5,141,000      $6,102,000      $7,552,000      $8,376,000
                                             ----------      ----------      ----------      ----------

                                             ----------      ----------      ----------      ----------
      Net  income                            $   79,000      $  108,000      $  172,000      $  941,000
                                             ==========      ==========      ==========      ==========

      Basic and diluted per share data:
                                             ----------      ----------      ----------      ----------
      Net income                             $     .003      $     .004      $     .006      $     .032
                                             ==========      ==========      ==========      ==========

                                                            Year Ended December 31, 2002
                                                                   Quarter Ended
                                             ----------------------------------------------------------
                                               Mar 31          June 30         Sep 30          Dec 31
                                             ----------      ----------      ----------      ----------
      Gross revenues                         $3,560,000      $4,743,000      $5,412,000      $5,148,000
                                             ----------      ----------      ----------      ----------

                                             ----------      ----------      ----------      ----------
      Net income                             $   65,000      $   83,000      $  107,000      $   85,000
                                             ==========      ==========      ==========      ==========

      Basic and diluted per share data:
      Net income                             $     .002      $     .003      $     .004      $     .003
                                             ==========      ==========      ==========      ==========

Note 9 - Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2003 and 2002 was $131,000 and $147,000, respectively.

The Company paid no income taxes in 2003 and 2002

Note 10 - Subsequent Event

In January 2004, the Company sold 1,333,333 shares of common stock to Kinderhook Partners, LP in a private transaction. In a simultaneous transaction, Kinderhook Partners acquired all of the Company's 12% Convertible Subordinated Debentures and immediately converted these debentures into 2,300,000 shares of common stock.

The following Pro-Forma Balance Sheet gives effect to these transactions as of December 31, 2003:

                                As Stated    Transaction Effect    ProForma

Total current assets            $5,654,000      $   442,000       $6,096,000

Total other assets                 632,000                           632,000
                                ----------      -----------       ----------

                                $6,286,000      $   442,000       $6,728,000
                                ----------      -----------       ----------

Total current liabilities       $4,394,000      $  (575,000)      $3,819,000

Total stockholders' equity      $1,892,000      $ 1,017,000       $2,909,000
                                ----------      -----------       ----------

                                $6,286,000      $   442,000       $6,728,000
                                ----------      -----------       ----------