Form 10QSB
period 2004-03-31
AUTOINFO INC
filed 2004-05-13
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended: MARCH 31, 2004

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of April 30, 2004:

              31,116,256 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.  Consolidated Financial Statements:                                 Page

         Balance Sheets
           March 31, 2004 (unaudited) and December 31, 2003 (audited).......  3

         Statements of Income (unaudited)
           Three months ended March 31, 2004 and 2003.......................  4

         Statements of Cash Flows  (unaudited)
           Three months ended March 31, 2004 and 2003.......................  5

         Notes to Unaudited Consolidated Financial Statements...............  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  10

Item 3.  Controls and Procedures............................................  15

Part II. Other Information..................................................  16

Signatures .................................................................  17

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                         2004           2003
                                                     ------------   ------------
                                                      Unaudited       Audited
ASSETS

Current assets:
   Cash                                              $     21,000   $    133,000
   Accounts receivable                                  5,111,000      4,881,000
   Other current assets                                   260,000        292,000
   Loan receivable                                             --        100,000
   Deferred income taxes (Note 2)                         253,000        248,000
                                                     ------------   ------------

         Total current assets                           5,645,000      5,654,000

Fixed assets, net of accumulated depreciation              64,000         71,000

Deferred income taxes (Note 2)                            542,000        536,000

Other assets                                               48,000         25,000
                                                     ------------   ------------

                                                     $  6,299,000   $  6,286,000
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                    $    369,000   $  1,046,000
     Convertible subordinated debentures                       --        575,000
     Accounts payable and accrued liabilities           2,832,000      2,773,000
                                                     ------------   ------------
          Total current liabilities                     3,201,000      4,394,000
                                                     ------------   ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
       $.001 par value; issued and outstanding -
       0 shares as of March 31, 2004                           --             --
    Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       31,116,000 shares as of March 31, 2004 and
       27,383,000 shares as of December 31, 2003           31,000         27,000
    Additional paid-in capital                         19,049,000     18,023,000
    Deficit                                           (15,982,000)   (16,158,000)
                                                     ------------   ------------
        Total stockholders' equity                      3,098,000      1,892,000
                                                     ------------   ------------

                                                     $  6,299,000   $  6,286,000
                                                     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                             2004            2003
                                         ------------    ------------

Gross revenues                           $  8,159,000    $  5,141,000
Cost of transportation                      6,681,000       4,142,000
                                         ------------    ------------

Net revenues                                1,478,000         999,000
                                         ------------    ------------

Commissions                                   840,000         577,000
Operating expenses                            449,000         303,000
                                         ------------    ------------
                                            1,289,000         880,000
                                         ------------    ------------

Income from operations                        189,000         119,000
                                         ------------    ------------

Other charges (credits):
   Investment income                               --          (3,000)
   Interest expense                            14,000          38,000
                                         ------------    ------------
                                               14,000          35,000
                                         ------------    ------------

Income before income taxes                    175,000          84,000
Income taxes (benefit)  (Note 2)               (1,000)          5,000
                                         ------------    ------------

Net income                               $    176,000    $     79,000
                                         ============    ============

Basic and diluted net income per share   $        .01    $        .00
                                         ============    ============

Weighted average number of common and
   common equivalent shares                32,611,000      28,347,000
                                         ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     2004         2003
                                                  ---------    ---------
Cash flows from operating activities:
Net income                                        $ 176,000    $  79,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                    8,000        9,000
     Non-cash compensation                            8,000           --
     Deferred income taxes                          (11,000)          --
Changes in assets and liabilities:
     Accounts receivable                           (230,000)      68,000
     Other current assets                            32,000      (59,000)
     Loan receivable                                100,000           --
     Other assets                                   (23,000)          --
     Accounts payable and accrued liabilities        59,000           --
                                                  ---------    ---------

Net cash provided by operating activities           119,000       97,000
                                                  ---------    ---------

Cash flows from investing activities:
     Capital expenditures                            (1,000)     (10,000)
                                                  ---------    ---------
Net cash used in investing activities                (1,000)     (10,000)
                                                  ---------    ---------

Cash flows from financing activities:
    Exercise of stock options                         5,000           --
    Decrease in  loan payable, net                 (677,000)          --
    Sale of common stock                            442,000           --
                                                  ---------    ---------
Net cash used in financing activities              (230,000)          --
                                                  ---------    ---------

Net change in cash                                 (112,000)      87,000
Cash at beginning of period                         133,000      684,000
                                                  ---------    ---------

Cash at end of period                             $  21,000    $ 771,000
                                                  =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

      Our brokerage services are provided though a network of independent sales agents. As of April 23, 2004, we had seven regional operating centers providing brokerage services and representatives in 15 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do not own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of April 23, 2004, we had five regional offices providing contract carrier services and 75 independent owner-operators.

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

Cash

      From time to time, the Company has on deposit at financial institutions cash balances which exceed federal deposit insurance limitations. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Fixed Assets

      Fixed assets as of March 31, 2004 and December 31, 2003, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,439,000 and 999,000 for the periods ended March 31, 2004 and 2003, respectively.

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

Stock-Based Compensation

      The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized in the financial statements for stock options granted to employees.

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

      Adoption of these statements did not have a material impact on the Company's financial position or results of operations.

Note 2- Income Taxes

      For the periods ended March 31, 2004 and 2003, the provision for income taxes consisted of the following:

                                                   2004                    2003
                                           --------------------------------------------
                                           Current     Deferred    Current     Deferred
                                           --------------------------------------------
      Tax expense before application of
           operating loss carryforwards    $ 69,000    $     --    $ 31,000    $     --
      Tax expense (benefit) of operating
           loss carryforwards               (59,000)     59,000     (26,000)     26,000
      Change in valuation allowance              --     (70,000)         --     (26,000)
                                           --------------------------------------------

      Income tax expense (benefit)         $ 10,000    $(11,000)   $  5,000    $     --
                                           --------------------------------------------

      Deferred taxes are comprised of the following at March 31, 2004 and December 31, 2003:

                                              March 31,     December 31,
                                                 2004           2003
                                             -----------    ------------
      Deferred tax assets:
           Net operating loss carryforward   $ 5,867,000    $ 5,926,000
                                             -----------    -----------

      Gross  deferred tax assets               5,867,000      5,926,000
      Less: valuation allowance               (5,072,000)    (5,142,000)
                                             -----------    -----------

      Deferred tax asset                     $   795,000    $   784,000
                                             ===========    ===========

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2003, the Company has a net operating loss carryforward of approximately $17.3 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

      Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. However, there can be no assurance that the Company will meet its expectations of future income.

Note 3 - Significant Event

      In January 2004, the Company sold 1,333,333 shares of common stock to Kinderhook Partners, LP (Kinderhook) for $442,000 in a private transaction. In a simultaneous transaction, Kinderhook acquired all of the Company's outstanding 12% Convertible Subordinated Debentures from the debenture holders and immediately converted these debentures into 2,300,000 shares of common stock. In connection with the transaction, the Company agreed with Kinderhook to file and process to effectiveness a registration statement on Form SB-2 covering the resale of the 3,633,333 share of common stock acquired. In furtherance of that obligation, the Company filed a registration statement on Form SB-2 covering the shares on March 30, 2004. The Company expects the registration statement covering the shares to be declared effective by the Securities and Exchange Commission in the near future.

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

      Our brokerage services are provided though a network of independent sales agents. As of April 23, 2004, we had seven regional operating centers providing brokerage services and representatives in 15 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of April 23, 2004, we had five regional offices providing contract carrier services and 75 independent owner-operators.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased for the respective three month periods from 6,700 in 2003 to 8,400 is 2004, an increase of 25%. Additionally, the average revenue dollars per load in our brokerage division increased by 29% in 2004 from 2003. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices.

Results of operations

For the three months ended March 31, 2004 and 2003

      During the quarter ended March 31, 2004, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                               2004       2003
                                              ------     ------

                 Net revenues                 100.0%     100.0%

                    Commissions                56.8%      57.8%
                    Operating expenses         30.4%      30.3%
                    Other charges                .9%       3.5%
                    Income taxes (benefit)      (.1)%       .5%

                 Net income                    11.9%       7.9%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $8,159,000 for the quarter ended March 31, 2004, as compared with $5,141,000 in the prior year period, an increase of 59%. Net revenues were $1,478,000 for the quarter ended March 31, 2004, as compared with $999,000 in the prior year period, an increase of 48%. Gross revenues from brokerage services increased to $6,848,000 from $5,014,000 and net revenues increased to $1,216,000 from $975,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base. Gross revenues from contract carrier services, which we began offering in 2003, increased to $1,311,000 from $127,000 and net revenues increased to $262,000 from $24,000.

      The total net revenue growth was 48% as compared with the gross revenue growth of 59% which was the result of lower margins we experienced associated with our expanded sales agent base in our brokerage services.

Costs and expenses

      Commissions totaled $840,000 for the quarter ended March 31, 2004, as compared with $577,000 in the prior year period, an increase of 46%. As a percentage of net revenues, commissions were 56.8% for the quarter ended March 31, 2004 as compared with 57.8% in the prior year period. This decrease is insignificant and is based on agent revenue mix during the period.

      Operating expenses totaled $449,000 for the quarter ended March 31, 2004, as compared with $303,000 in the prior year period, an increase of 48%. As a percentage of net revenues, operating expenses were 30.4% for the quarter ended March 31, 2004, as compared with 30.3% in the prior year period. During 2003, we moved our headquarters increasing our space to 2,350 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2004 without significant increase in overhead.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, yielded a gain of $3,000 for the quarter ended March 31, 2003.

      Interest expense was $14,000 for the quarter ended March 31, 2004, as compared with $38,000 in the prior year period. This decrease is primarily the result of borrowings pursuant to our $1.5 million line of credit, secured in May 2003 at a interest rate of prime + 1/2% and the corresponding repayment in May 2003 of the $500,000 loan at an interest rate of 17%, originated in August 2002 and the conversion of our $575,000, 12% convertible subordinated debentures into common stock in January 2004.

Income tax

      The income tax benefit of $1,000 for the quarter ended March 31, 2004 consisted of $70,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $59,000 and state income taxes of $10,000. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, as of March 31, 2004, the valuation allowance was reduced by an additional $70,000. Income taxes of $5,000 for the period ended March 31, 2003 related to the operating results net of the benefit of the utilization of net operating loss carryforwards.

Net income

      Net income totaled $176,000 for the quarter ended March 31, 2004, as compared with $79,000 in the prior year period. This increase is the direct result of the increase in revenues due to the continuing expansion of our operations and the additional recognition on the deferred tax asset of $70,000.

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

      For the quarter ended March 31, 2004, we increased gross revenues from $5.1 million to $8.2 million and had net income of $176,000 as compared with $79,000 in the prior year. As of March 31, 2004, we had an accumulated deficit of $16.0 million. Factors that could adversely affect our operating results include:

            o     the success of Sunteck in expanding its business operations;
                  and

            o     changes in general economic conditions.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings, if available, may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing, if any when needed, on terms acceptable to us, our ability to expand Sunteck's operations may be materially adversely affected.

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings and lines of credit.

      At March 31, 2004, we had outstanding $369,000 pursuant to our $1,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants and is secured by accounts receivable and other operating assets, and matures in May 2004. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At March 31, 2004, we had liquid assets of approximately $21,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of March 31, 2004 and 2003 was $369,000 and $1,075,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2004 and 2003, respectively:

                                           Weighted                  Weighted
                           Balance       Average Rate  Balance     Average Rate
                          ------------------------------------------------------
                                    2004                         2003
                          ------------------------------------------------------

      Subordinated Debt         --            --       $575,000          12.0%
      Line of Credit      $369,000           4.5%      $500,000          17.0

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2004.

      In January 2004, we sold 1,333,333 shares of our common stock for gross cash proceeds of $442,000. Simultaneously, in a related transaction, our 12% convertible debentures were converted into 2,300,000 shares of common stock. The result of these transactions was an increase in cash of $442,000, a decrease in debt of $575,000 and an increase in equity of $1,017,000. The cash proceeds of $442,000 were used to reduce the outstanding balance on our line of credit.

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

Off-balance sheet arrangements

      We do not have any off-balance sheet arrangements.

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

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II

                                OTHER INFORMATION

Item 1:     Inapplicable

Item 2:     Changes in Securities

            On January 21, 2004, we closed a private placement pursuant to which we issued a total of 1,333,333 shares of our common stock, par value $0.001 per share (common stock"), to an accredited investor. We received $442,201.76 in consideration for the issuance of the securities. The securities were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended. The investor received current information about our company and had the opportunity to ask questions about our company. The investor purchased the securities for investment purposes and the securities they received were marked with the appropriate restrictive legend.

            On January 21, 2004, we issued a total of 2,300,000 shares of our common stock upon conversion of $575,000 of outstanding 12% convertible debentures.

            The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that the purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 3-5:    Inapplicable

Item 6:      (a)      Exhibits

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

----------
*     Filed as an exhibit hereto.

              (b)   Reports on Form 8K


          Date                Item Number                                     Event
   -------------------      ----------------        -----------------------------------------------------
    January 21, 2004             5 & 7                  Press release re private placement transaction

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                AUTOINFO, INC.

                                By: /s/ William Wunderlich
                                    ------------------------------------------
                                    William Wunderlich
                                    Executive Vice President and Principal
                                    Financial Officer

Date: May 12, 2004