Form 10QSB
period 2004-09-30
AUTOINFO INC
filed 2004-11-09
CIK 351017

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: SEPTEMBER 30, 2004

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

                                YES |X|    NO |_|

Number of shares outstanding of the Registrant's common stock as of November 1, 2004:

               31,200,440 shares of common stock, $.001 par value.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES |X|    NO |_|

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.     Consolidated Financial Statements:                                    Page

            Balance Sheets
              September 30, 2004 (unaudited) and December 31, 2003 (audited)....    3

            Statements of Income (unaudited)
              Three and nine months ended September 30, 2004 and 2003...........    4

            Statements of Cash Flows  (unaudited)
              Nine months ended September 30, 2004 and 2003.....................    5

            Notes to Unaudited Consolidated Financial Statements................    6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   10

Item 3.     Controls and Procedures.............................................   15

Part II.  Other Information.....................................................   16

Signatures......................................................................   17

Exhibits........................................................................   18

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,   December 31,
                                                              2004           2003
                                                          ------------    ------------
                                                           Unaudited        Audited
ASSETS (Note 3)

Current assets:
   Cash                                                   $    616,000    $    133,000
   Accounts receivable                                       7,906,000       4,881,000
   Other current assets                                        612,000         292,000
   Loan receivable                                                  --         100,000
   Deferred income taxes (Note 2)                              259,000         248,000
                                                          ------------    ------------
         Total current assets                                9,393,000       5,654,000

Fixed assets, net of accumulated depreciation                   69,000          71,000

Deferred income taxes (Note 2)                                 555,000         536,000

Other assets                                                    19,000          25,000
                                                          ------------    ------------
                                                          $ 10,036,000    $  6,286,000
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable (Note 3)                                $  1,935,000    $  1,046,000
     Convertible subordinated debentures (Note 3)                   --         575,000
     Accounts payable and accrued liabilities                4,442,000       2,773,000
                                                          ------------    ------------
          Total current liabilities                          6,377,000       4,394,000
                                                          ------------    ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
    $.001 par value; issued and outstanding -0 shares
     as of September 30, 2004 and December 31, 2003                 --              --
  Common stock - authorized 100,000,000 shares
     $.001 par value; issued and outstanding -
     31,200,000 shares as of September 30, 2004 and
     27,383,000 shares as of December 31, 2003                  31,000          27,000
    Additional paid-in capital                              19,061,000      18,023,000
    Deficit                                                (15,433,000)    (16,158,000)
                                                          ------------    ------------
        Total stockholders' equity                           3,659,000       1,892,000
                                                          ------------    ------------

                                                          $ 10,036,000    $  6,286,000
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                   Nine Months Ended                Three Months Ended
                                     September 30,                     September 30,
                              ----------------------------     ----------------------------
                                  2004            2003             2004            2003
                              ------------    ------------     ------------    ------------
Gross revenues                $ 32,057,000    $ 18,795,000     $ 12,938,000    $  7,552,000
Cost of transportation          26,191,000      15,313,000       10,570,000       6,169,000
                              ------------    ------------     ------------    ------------

Net revenues                     5,866,000       3,482,000        2,368,000       1,383,000
                              ------------    ------------     ------------    ------------
Commissions                      3,403,000       2,033,000        1,394,000         789,000
Operating expenses               1,672,000         986,000          662,000         391,000
                              ------------    ------------     ------------    ------------
                                 5,075,000       3,019,000        2,056,000       1,180,000
                              ------------    ------------     ------------    ------------

Income from operations             791,000         463,000          312,000         203,000
                              ------------    ------------     ------------    ------------

Other charges (credits):
   Investment income                    --         (12,000)              --          (3,000)
   Interest expense                 53,000          95,000           27,000          24,000
                              ------------    ------------     ------------    ------------
                                    53,000          83,000           27,000          21,000
                              ------------    ------------     ------------    ------------

Income before income taxes         738,000         380,000          285,000         182,000
Income taxes (Note 2)               13,000          21,000            7,000          10,000
                              ------------    ------------     ------------    ------------

Net  income                   $    725,000    $    359,000     $    278,000    $    172,000
                              ============    ============     ============    ============

Basic and diluted net
     income per share:        $        .02    $        .01     $        .01    $        .00
                              ============    ============     ============    ============

Weighted average number of
      common and common
      equivalent shares         33,327,000      28,533,000       33,525,000      28,852,000
                              ------------    ------------     ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           2004            2003
                                                       -----------     -----------
Cash flows from operating activities:
Net income                                             $   725,000     $   359,000
Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                          27,000          24,000
     Non-cash compensation                                  37,000              --
     Deferred income taxes                                 (30,000)             --
Changes in assets and liabilities:
     Accounts receivable                                (3,025,000)     (1,640,000)
     Other current assets                                 (320,000)       (145,000)
     Loan receivable                                       100,000              --
     Other assets                                            6,000              --
     Accounts payable and accrued liabilities            1,669,000         973,000
                                                       -----------     -----------

Net cash used in operating activities                     (811,000)       (429,000)
                                                       -----------     -----------

Cash flows from investing activities:
     Capital expenditures                                  (25,000)        (29,000)
                                                       -----------     -----------
Net cash used in investing activities                      (25,000)        (29,000)
                                                       -----------     -----------

Cash flows from financing activities:
    Exercise of stock options                               13,000              --
    Increase (decrease) in  loan payable, net              889,000        (193,000)
    Sale of common stock                                   417,000              --
                                                       -----------     -----------
Net cash provided by (used in) financing activities      1,319,000        (193,000)
                                                       -----------     -----------

Net change in cash                                         483,000        (651,000)
Cash at beginning of period                                133,000         684,000
                                                       -----------     -----------

Cash at end of period                                  $   616,000     $    33,000
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

Note 1. - Business and Summary of Significant Accounting Policies

Business

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by the Company. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $27 million during our most recently completed fiscal year and approximately $32 million during our most recently completed nine month period ended September 30, 2004.

      Our brokerage services are provided though a network of independent sales agents. As of November 1, 2004, we had nine regional operating centers providing brokerage services and representatives in 18 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do not own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of November 1, 2004, we had seven regional offices providing contract carrier services and 85 independent owner-operators.

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

Fixed Assets

      Fixed assets as of September 30, 2004 and December 31, 2003, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,357,000 and 1,504,000 and 2,509,000 and 1,185,000 for the
three and nine month periods ended September 30, 2004 and 2003, respectively.

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

Note 2- Income Taxes

      For the periods ended September 30, 2004 and 2003, the provision for income taxes consisted of the following:

                                                     Nine Months Ended September 30,
                                            ---------------------------------------------------
                                                     2004                        2003
                                            ---------------------------------------------------
                                             Current      Deferred       Current      Deferred
                                            ---------------------------------------------------
      Tax expense before application of
           operating loss carryforwards     $ 292,000     $      --     $ 143,000     $      --
      Tax expense (benefit) of operating
           loss carryforwards                (249,000)      249,000      (122,000)      122,000
      Change in valuation allowance                --      (279,000)           --      (122,000)
                                            ---------------------------------------------------
      Income tax expense (benefit)          $  43,000     $ (30,000)    $  21,000     $      --
                                            ---------------------------------------------------

                                                     Three Months Ended September 30,
                                            ---------------------------------------------------
                                                     2004                        2003
                                            ---------------------------------------------------
                                             Current      Deferred       Current      Deferred
                                            ---------------------------------------------------
      Tax expense before application of
           operating loss carryforwards     $ 116,000     $      --     $  67,000     $      --
      Tax expense (benefit) of operating
           loss carryforwards                 (99,000)       99,000       (57,000)       57,000
      Change in valuation allowance                --      (109,000)           --       (57,000)
                                            ---------------------------------------------------
      Income tax expense (benefit)          $  17,000     $ (10,000)    $  10,000     $      --
                                            ---------------------------------------------------

      Deferred taxes are comprised of the following at September 30, 2004 and December 31, 2003:

                                                  September 30,   December 31,
                                                       2004           2003
                                                  ------------    ------------
          Deferred tax assets:
               Net operating loss carryforward    $  5,677,000    $  5,926,000
                                                  ------------    ------------
          Gross  deferred tax assets                 5,677,000       5,926,000
          Less: valuation allowance                 (4,863,000)     (5,142,000)
                                                  ------------    ------------
          Deferred tax asset                      $    814,000    $    784,000
                                                  ============    ============

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $17.3 million for federal income tax purposes which expire through 2014. Expected future utilization of this benefit is evaluated annually and is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $27 million during our most recently completed fiscal year and approximately $32 million during our most recently completed nine month period ended September 30, 2004.

      Our brokerage services are provided though a network of independent sales agents. As of November 1, 2004, we had nine regional operating centers providing brokerage services and representatives in 18 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do not own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of November 1, 2004, we had seven regional offices providing contract carrier services and 85 independent owner-operators.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and the expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased for the respective nine month periods from 13,900 in 2003 to 18,800 is 2004, an increase of 35%. Additionally, average revenue dollars per load in our brokerage division increased by 31% in 2004 as compared to 2003. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices.

Results of operations

For the three and nine months ended September 30, 2004 and 2003

      During the three and nine month periods ended September 30, 2004, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    2004        2003        2004        2003
                                   ------      ------      ------      ------

      Net revenues                  100.0%      100.0%      100.0%      100.0%
                                   ------      ------      ------      ------

         Commissions                 58.9%       57.0%       58.0%       58.4%
         Operating expenses          28.0%       28.3%       28.5%       28.3%
         Other charges                1.1%        1.5%         .9%        2.4%
         Income taxes                  .3%         .7%         .2%         .6%
                                   ------      ------      ------      ------

      Net income                     11.7%       12.4%       12.4%       10.3%
                                   ------      ------      ------      ------

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $12,938,000 and $32,057,000 for the three and nine month periods ended September 30, 2004, as compared with $7,552,000 and $18,795,000 in the prior year periods, an increase of 71% and 71%, respectively. Net revenues were $2,368,000 and $5,866,000 for the three and nine month ended September 30, 2004, as compared with $1,383,000 and $3,482,000 in the prior year periods, an increase of 71% and 68%, respectively. Gross revenues from brokerage services increased to $10,028,000 and $25,261,000 for the three and nine month periods ended September 30, 2004 from $6,982,000 and $17,939,000 in the prior year periods and net revenues increased to $1,898,000 and $4,652,000 for the three and nine month periods ended September 30, 2004 from $1,271,000 and $3,312,000 in the prior year periods. This increase is the direct result of the continued expansion of our agent network and customer base. Gross revenues from contract carrier services, which we began offering in 2003, increased to $2,910,000 and $6,796,000 for the three and nine month periods ended September 30, 2004 from $570,000 and $856,000 in the prior year periods and net revenues increased to $470,000 and $1,214,000 for the three and nine month periods ended September 30, 2004 from $112,000 and $170,000 in the prior year periods.

Costs and expenses

      Commissions totaled $1,394,000 and $3,403,000 for the three and nine month periods ended September 30, 2004, as compared with $789,000 and $2,033,000 in the prior year periods. As a percentage of net revenues, commissions were 59% and 58% for the three and nine month periods ended September 30, 2004 as compared with 57% and 58% in the prior year periods. This increase is insignificant and is based on agent revenue mix during the period.

      Operating expenses totaled $662,000 and $1,672,000 for the three and nine month periods ended September 30, 2004, as compared with $391,000 and $986,000 in the prior year periods. As a percentage of net revenues, operating expenses were 28% and 29% for the three and nine month periods ended September 30, 2004 as compared with 28% and 28% in the prior year periods. During 2003, we moved our headquarters increasing our space to 2,358 square feet and during the quarter ended June 30, 2004, we leased an additional 1,287 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume without a significant increase in overhead.

      Investment income, primarily consisting of the gain on the sale of marketable securities and dividend and interest income, yielded a gain of $3,000 and $12,000 for the three and nine month periods ended September 30, 2003. We had no investment income in 2004.

      Interest expense totaled $27,000 and $53,000 for the three and nine month periods ended September 30, 2004, as compared with $24,000 and $95,000 in the prior year periods. The decrease in interest expense for the nine month periods ended September 30 is the result our reduced cost of money under the line of credit agreement we entered into in May 2003, which bears interest at prime plus 1/2% per annum. This replaced a $500,000 line of credit bearing interest at 17% per annum. In addition, in January 2004, $575,000 of 12% convertible subordinated debentures was converted into common stock. The increase in interest expense for the three month periods ended September 30, is the result our increased borrowings and under the line of credit agreement.

Income tax

The income tax expense of $7,000 for the three months ended September 30, 2004 consisted of $109,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $99,000 and state income taxes of $17,000. The income tax expense of $13,000 for the nine months ended September 30, 2004 consisted of $279,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $249,000 and state income taxes of $43,000. Income taxes of $10,000 and $21,000 for the three and nine month periods ended September 30, 2003 related to the operating results net of the benefit of the utilization of net operating loss carryforwards.

The deferred tax asset of $814,000 as of September 30, 2004 represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $17.3 million for federal income tax purposes which expire through 2014. Expected future utilization of this benefit is evaluated annually and is primarily subject to the extent of future earnings of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, as of September 30, 2004, the valuation allowance was reduced by an additional $279,000.

Net income

      Net income totaled $278,000 and $725,000 for the three and nine month periods ended September 30, 2004, as compared with $172,000 and $359,000 in the prior year periods. This increase is the direct result of the increase in revenues due to the continuing expansion of our operations and the additional recognition on the deferred tax asset of $109,000 and $279,000 for the three and nine month periods ended September 30, 2004, respectively.

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

      For the nine month period ended September 30, 2004, we increased gross revenues from $18.8 million to $32.1 million and had net income of $725,000 as compared with $359,000 in the prior year. As of September 30, 2004, we had an accumulated deficit of $15.4 million. Factors that could adversely affect our operating results include:

            o     the success of Sunteck in expanding its business operations;
                  and

            o     changes in general economic conditions.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and additional debt financings, if available, may involve restrictive covenants.

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under lines of credit.

      At September 30, 2004, we had outstanding $1,935,000 pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants and is secured by accounts receivable and other operating assets, and matures in June 2005. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At September 30, 2004, we had liquid assets of approximately $616,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of September 30, 2004 and December 31, 2003 was $1,935,000 and $1,621,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of September 30, 2004 and December 31, 2003, respectively:

                                          Weighted                   Weighted
                            Balance     Average Rate    Balance    Average Rate
                          -----------------------------------------------------
                            September 30, 2004           December 31, 2003
                          -----------------------------------------------------

      Subordinated Debt            --        --        $  575,000      12.0%
      Line of Credit       $1,935,000       5.0%       $1,046,000       4.5%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended September 30, 2004.

      In January 2004, we sold 1,333,333 shares of our common stock for gross cash proceeds of $442,000. Simultaneously, in a related transaction, our 12% convertible debentures were converted into 2,300,000 shares of common stock. The result of these transactions was an increase in net cash of $417,000, a decrease in debt of $575,000 and an increase in equity of $1,017,000. The net cash proceeds of $417,000 were used to reduce the outstanding balance on our line of credit.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2003, we had a net operating loss carryforward of approximately $17.3 million for federal income tax purposes which expire through 2014. The expected future utilization of this benefit is evaluated annually and is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

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

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32B         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as adopted Pursuant to Section 906 2 of the Sarbanes-Oxley Act of 2002.*

----------
*     Filed as an exhibit hereto.

            (b)   Reports on Form 8 -K

                  NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                          AUTOINFO, INC.


                                          By: /s/ William Wunderlich
                                              ----------------------------------
                                              William Wunderlich
                                              Executive Vice President and
                                              Principal Financial Officer

Date: November 9, 2004