Form 10KSB
period 2004-12-31
AUTOINFO INC
filed 2005-03-16
CIK 351017

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

                   For the fiscal year ended December 31, 2004

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

                        6413 Congress Avenue - Suite 260
                              Boca Raton, FL 33487
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 988-9456

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock,
                                 Par value $.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Registrant's revenues for the year ended December 31, 2004 were $46,492,000.

As of March 7, 2005, 31,367,000 shares of the Registrant's common stock were outstanding. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of March 7, 2005 (based upon the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.66 on that date) was approximately $7,909,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                 AUTOINFO, INC.

                            Form 10-KSB Annual Report
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I.........................................................................3
   Item 1.   Business..........................................................3
             Risk Factors......................................................7
   Item 2.   Properties.......................................................12
   Item 3.   Legal Proceedings................................................12
   Item 4.   Submission of Matters to a Vote of Security Holders..............12
PART II.......................................................................13
   Item 5.   Market for our Common Equity and Related Stockholder Matters.....13
             Selected Consolidated Financial Data.............................14
   Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................15
   Item 7.   Financial Statements and Supplementary Data......................20
   Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........................................20
   Item 8A.  Controls and Procedures..........................................20
   Item 8B.  Other Information................................................20

PART III......................................................................21
   Item 9.   Directors and Executive Officers.................................21
   Item 10.  Executive Compensation...........................................23
   Item 11.  Security Ownership of Certain Beneficial Owners and Management...24
   Item 12.  Certain Relationships and Related Transactions...................25
   Item 13.  Exhibits.........................................................25
   Item 14.  Principal Accounting Fees and Services...........................27

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

                                     PART I

                                    BUSINESS

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $46.5 million during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents. As of February 22, 2005, we had 12 regional operating centers providing brokerage services and representatives in 21 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of February 22, 2005, we had seven regional operating centers providing contract carrier services, representatives in nine states and 83 independent owner-operators.

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

o     Outsourcing             Companies  have found it to be more cost effective
                              and efficient to eliminate company owned truck fleets and rely upon others to handle their trucking and shipping needs.

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

      The third-party logistics services business increasingly relies upon advanced information technology to link the shipper with its inventory and as an analytical tool to optimize transportation solutions. This trend favors the larger, more professionally managed companies that have the resources to support a sophisticated information technology infrastructure. By outsourcing all non-core business services to third party providers, companies can help to control costs, eliminate staff and focus on internal business.

Operations and systems

      In our brokerage services, we process approximately 3,300 freight orders per month. Our sales agents in our 12 regional operating centers and representatives in 21 states and Canada receive customers' freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      In our contract carrier services, we process approximately 1,000 freight orders per month. Our sales agents in our seven regional operating centers and representatives in nine states receive customers' freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight. In addition, utilizing various sources including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue. A typical owner-operator will generate $2,500 per week in revenues.

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

      We utilize a state-of-the-art proprietary internet based order entry system. All agents access our web-based platform and orders are entered into a customized traffic management system, which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports in our Florida corporate headquarters. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity. We maintain dual off-site storage and back up faculties to insure data integrity and safety.

Suppliers

      We use the services of various third party transportation companies. During 2004, no significant third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2004, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

      Sunteck has achieved revenue growth through the addition of independent sales agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of logistics and supply chain services we provide.

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

      We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements. We are also licensed by the DOT as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $1,000,000 of general liability insurance and $100,000 of cargo insurance.

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

      In our contract carrier services business, we are liable for loss or damage to our customers' freight. We maintain cargo liability insurance coverage with a policy limit of $100,000 per occurrence.

Company background

      AutoInfo, Inc. was organized under the laws of the State of New York in 1976 and reincorporated under the laws of Delaware in 1987. On February 2, 2000, we filed a disclosure statement and reorganization plan pursuant to Chapter 11 of Title 11 of the United States Bankruptcy Code.

      On June 22, 2000, we entered into a Merger Agreement with Sunteck in exchange for, upon closing, ten million shares of our common stock, which constituted approximately 37% of our proposed outstanding common stock under our Chapter 11 reorganization plan.

      On June 27, 2000, our Amended Disclosure Statement and Amended Plan of Reorganization were approved by the Bankruptcy Court.

      On August 1, 2000, we announced that the Reorganization Plan had been confirmed and would become effective, without further action by the Bankruptcy Court, upon the closing of the Sunteck merger, which occurred in December 2000.

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

      For the year ended December 31, 2004, we increased gross revenues from $27.2 million to $46.5 million and had income before taxes of $986,000 as compared $546,000 in the prior year. There is no assurance that we will be able to continue the expansion of our operations.

      Factors that could adversely affect our future operating results include:

            o the success of Sunteck in continuing the expansion of its business operations; and

            o     changes in general economic conditions.

Control of customer accounts; Dependence on independent commission sales agents.

      A substantial portion of our business is originated by our network of independent sales representatives. Most of these sales representatives work with us on a non-exclusive basis. We do not have non-compete or non-solicitation agreements with some of these representatives. These contracts are typically terminable upon 10 to 30 days notice by either party and do not always restrict the ability of a former agent to compete with Sunteck following termination. As a result, if sales representatives terminate their affiliation with us or direct their freight business to other logistics providers, our revenue and results of operations could be adversely affected.

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

      The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond Sunteck's control. Certain of our third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and our operating income may decline if we are unable to pass through to our customers the full amount of these higher transportation costs. If a slowdown in economic activity or a downturn in our customers' business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be materially adversely affected.

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

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck's operations may be materially adversely affected.

Our principal stockholders have substantial control over our affairs.

      As of March 7, 2005, our president, Harry Wachtel was our largest stockholder, owning approximately 24% of the issued and outstanding shares of our common stock. Further, James T. Martin owns approximately 20% of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel or Mr. Martin could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 7, 2005, our closing stock price has ranged from $0.30 to $0.76. On March 7, 2005, our closing stock price was $0.66.

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

      We have granted options covering approximately 5.6 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

Employees

      As of February 22, 2005, we had 196 full-time employees, independent sales agents and owner-operators. None of our employees are represented by a labor union and we believe that our relationship with our employees, agents and owner-operators is good.

Available Information

      Our website address is www.suntecktransport.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-KSB. We make available free of charge through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

                                   PROPERTIES

      We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease runs through April 2010 and provides for aggregate rent payments of $57,000 for the thirteen months ending February 2006, $61,000 for the thirteen months ending March 2007, $65,000 for the thirteen months ending April 2008, $68,000 for the twelve months ended April 2009 and $71,000 for the twelve months ended April 2010. We lease 1,100 square feet for our operating office at 315 Main Street, Pineville, North Carolina. The lease runs through February 2008 and provides for an annual rental of $13,000.

                                LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

          Year Ended December 31, 2004              High          Low
          --------------------------------       ---------     ----------

          First quarter                            $0.70          $0.28
          Second quarter                            0.67           0.41
          Third quarter                             0.51           0.32
          Fourth quarter                            0.61           0.32

          Year Ended December 31, 2003              High          Low
          --------------------------------       ---------     ----------

          First quarter                            $0.22          $0.14
          Second quarter                            0.23           0.11
          Third quarter                             0.37           0.17
          Fourth quarter                            0.39           0.23

      As of March 7, 2005, the closing bid price per share for our common stock, as reported on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. was $0.66. As of March 7, 2005, we had approximately 1,000 beneficial stockholders.

Dividend policy

      We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our board of directors.

                      SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The financial data has been derived from our audited consolidated financial statements and accompanying notes. This financial data reflects our acquisition of Sunteck in December 2000, which was accounted for as a pooling of interest. Accordingly, all periods presented below have been restated to include the accounts and operations of Sunteck under continuing operations.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                                   Year ended December 31,
                                                 ---------------------------------------------------------------------------
                                                    2004            2003            2002            2001             2000
                                                 ----------      ----------      ----------      ----------       ----------
Statement of Operations Data:

Gross revenues                                   $   46,492      $   27,171      $   18,863      $    8,029       $    3,389

Net revenues (1)                                      8,734           5,076           3,368           1,567              835

Income (loss) from continuing operations              1,466           1,300             340             (15)             (81)

Income from discontinued operations                      --              --              --              --            9,471

Net  income (loss)                               $    1,466      $    1,300      $      340      $      (15)      $    9,390

Basic net income (loss) per share (2) (3)
     From continuing operations                  $      .05      $      .05      $      .01      $     (.00)      $      .00
     From discontinued operations                        --              --              --              --              .51
                                                 ----------      ----------      ----------      ----------       ----------
Net income (loss) per share, basic               $      .05      $      .05      $      .01      $     (.00)      $      .51
                                                 ----------      ----------      ----------      ----------       ----------

Diluted net income (loss) per share (2) (3)
     From continuing operations                  $      .04      $      .05      $      .01      $     (.00)      $      .00
     From discontinued operations                        --              --              --              --              .48
                                                 ----------      ----------      ----------      ----------       ----------
Net income (loss) per share, diluted             $      .04      $      .05      $      .01      $     (.00)      $      .48
                                                 ----------      ----------      ----------      ----------       ----------

(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The common stock equivalents for the year ended December 31, 2004, 2003 and 2002 were 2,523,000, 1,434,000 and 635,000 and for the year ended
      December 31, 2000 were 1,304,000.

(3) The common stock equivalents for the years ended December 31, 2001 was 30,000. The common stock equivalents for these shares were not included in the calculation of diluted income (loss) per common share because the effect would have been antidilutive.

000's omitted                                                            As at December 31,
                                                 ---------------------------------------------------------------------
                                                    2004           2003           2002           2001           2000
                                                 ----------     ----------     ----------     ----------     ----------
Balance Sheet Data:

Cash and short term investments                  $       38     $      133     $      684     $      898     $      941
Accounts receivable                                   9,658          4,881          2,996          1,358            720
Total assets                                         11,795          6,286          3,944          2,458          1,740
Total liabilities                                     7,383          4,394          3,356          2,215          1,481
Deficit                                             (14,692)       (16,158)       (17,458)       (17,798)       (17,784)
Stockholders' equity                                  4,412          1,892            588            243            258

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $46.5 million during our most recently completed fiscal year.

      Our brokerage services are provided through a network of independent sales agents. As of February 22, 2005, we had 12 regional operating centers providing brokerage services and representatives in 21 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of February 22, 2005, we had seven regional operating centers providing contract carrier services, representatives in nine states and 83 independent owner-operators.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier services agent and owner-operator network. This growth is readily measured by the number of transactions we have processed, which increased from 30,800 in 2003 to 43,300 is 2004, an increase of 41%. The average revenue dollar per load in our broker division also increased in 2004 as compared to 2003. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices.

Results of operations

For the year ended December 31, 2004

      During the year ended December 31, 2004, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                 2004             2003
                                             -------------    -------------

           Net revenues                          100.0%           100.0%

              Commissions                         59.3%            58.2%
              Operating expenses                  28.0%            28.6%
              Other charges                        1.4%             2.5%
              Income taxes (benefit)              (5.5)%          (14.9)%

           Net income                             16.8%            25.6%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $46,492,000 for the year ended December 31, 2004, as compared with $27,171,000 in the prior year, an increase of 71%. Net revenues were $8,734,000 for the year ended December 31, 2004, as compared with $5,076,000 in the prior year, an increase of 72%. Gross revenues from brokerage services increased to $36,931,000 from $25,106,000 and net revenues increased to $7,032,000 from $4,685,000 in the prior year. This increase is the direct result of the continued expansion of our agent network and customer base. Gross revenues from contract carrier services, which we began offering in 2003, increased to $9,561,000 from $2,065,000 and net revenues increased to $1,702,000 from $391,000 in the prior year.

Costs and expenses

      Commissions totaled $5,179,000 for the year ended December 31, 2004, as compared with $2,955,000 in the prior year, an increase of 75%. This increase is the direct result of the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 59% for the year ended December 31, 2004 as compared with 58% in the prior year.

      Operating expenses totaled $2,449,000 for the year ended December 31, 2004, as compared with $1,450,000 in the prior year. As a percentage of net revenues, operating expenses were 28% for the year ended December 31, 2004 as compared with 29% in the prior year. This decrease is the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. We have increased administrative staff commensurate with the increase in transaction volume. In February 2005, we moved our headquarters increasing our space to 5,300 square feet. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2005 without a significant increase in overhead.

      Interest expense was $120,000 for the year ended December 31, 2004 as compared with $131,000 in the prior year. This decrease is primarily the result of borrowings pursuant to our line of credit, secured in May 2004 at a interest rate of prime + 1/2% and the corresponding repayment in May 2003 of the $500,000 loan at an interest rate of 17%, originated in August 2001.

Income tax

      The income tax benefit of $480,000 for the year ended December 31, 2004 consisted of a benefit of $873,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of income taxes of $393,000. The income tax benefit of $754,000 for the year ended December 31, 2003 consisted of $784,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of state income taxes of $30,000. Based upon available objective evidence, including our post-merger history of profitability, we believe that it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2004 the valuation allowance was reduced by $873,000.

Net income

      Net income totaled $1,466,000 for the year ended December 31, 2004, as compared with $1,300,000 in the prior year. This increase is the direct result of the increase in revenues due the continuing expansion of our operations resulting in an increase in income before income taxes of $440,000 offset by the net decrease in the recognition on the deferred tax asset of $247,000 and the increase in state income taxes of $27,000.

Trends and uncertainties

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

      For the year ended December 31, 2004, we increased gross revenues from $27.2 million to $46.5 million and had net income of $1,466,000 as compared with $1,300,000 in the prior year. As of December 31,

2004, we had an accumulated deficit of $14.7 million. Factors that could adversely affect our operating results include:

            o     the success of Sunteck in expanding  its business  operations;
                  and

            o     changes in general economic conditions.

      Depending on our ability to generate revenues, we may require additional funds to expand Sunteck's business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck's operations may be materially adversely affected.

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under lines of credit.

      At December 31, 2004, we had outstanding $1,998,000 pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2005. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At December 31, 2004, we had liquid assets of approximately $38,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of December 31, 2004 and 2003 was $1,998,000 and $1,621,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of December 31, 2004 and 2003, respectively:

                                            Weighted                  Weighted
                               Balance    Average Rate    Balance   Average Rate
                             ---------------------------------------------------
                                        2004                      2003
                             ---------------------------------------------------
      Subordinated Debt              --         --      $  575,000     12.0%
      Line of Credit         $1,998,000        5.2%     $1,046,000      4.5%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2004.

      In January 2004, we sold 1,333,333 shares of our common stock for cash proceeds of $417,000. Simultaneously, in a related transaction, our 12% convertible debentures were converted into 2,300,000 shares of common stock. The result of these transactions was an increase in cash of $417,000, a decrease in debt of $575,000 and an increase in equity of $1,017,000. The cash proceeds of $417,000 were used to reduce the outstanding balance under our line of credit.

Critical Accounting Policies

      Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 of the Notes to Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving management estimates and assumptions are described below. Actual results could differ materially from management's estimates under different assumptions or conditions.

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

      Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and latitude in pricing decisions. Accordingly, we record all transactions at the gross amount, consistent with the provisions of EITF 99-19.

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2004, we had a net operating loss carryforward of approximately $16.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance by the of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

Provision For Doubtful Accounts

      We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation effective July 1, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective July 1, 2005, which is expected to result in increased compensation expense in future periods.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB No. 29" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's consolidated financial statements.

Off-balance sheet arrangements

      We do not have any off-balance sheet arrangements.

                              FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this report beginning on page F-1.

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                             CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                OTHER INFORMATION

      None.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                        Age            Position
----                        ---            --------
Peter C. Einselen           65             Director
Thomas C. Robertson         59             Director
Harry Wachtel               46             President, chief executive officer and director
Mark Weiss                  45             National account executive and director
William Wunderlich          57             Chief financial officer

      PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm,. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been senior vice president since 2004 and was president, chief financial officer and a director from 1988 to 2004 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

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

      MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000. Since 1997, he has been employed by Sunteck as a national account executive. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. From 1982 to 1994 he was president of The Picture Place Ltd. Inc., a retailer and wholesaler of photographic, video and art equipment and supplies. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer.

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

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2004, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 62,500 shares of our common stock at prices ranging from $0.29 to $0.60 per share, the fair market value on the date of grant.

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

Audit Committee Matters

      Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-KSB. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year

      Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

      Our board has determined that the chairman of the audit committee, Mr. Robertson, is an "audit committee financial expert," as that term is defined in
Item 401(e) of Regulation B, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all
Section 16(a) filing requirements applicable to our officers and directors were complied with.

                             EXECUTIVE COMPENSATION

      Summary compensation. The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2004, 2003 and 2002 whose aggregate compensation exceeded $100,000 (Named Executive Officers).

                                                                                    All other
Name and principal position                             Salary          Bonus     compensation
------------------------------------------------      ----------     ---------   --------------
Harry Wachtel
President and chief executive officer
    2004 .......................................        $205,000      $125,000         --
    2003 .......................................        $175,000      $ 51,531         --
    2002 .......................................        $175,000      $ 13,035         --

William Wunderlich
Executive vice president and chief financial
    officer
    2004 .......................................        $100,000      $125,000         --
    2003 .......................................        $ 93,750      $ 55,281         --
    2002 .......................................        $ 75,000      $ 28,035         --

Mark Weiss
National account executive
    2004 .......................................        $107,503            --         --
    2003 .......................................        $118,592            --         --
    2002 .......................................        $127,836            --         --

Option grants during the year ended December 31, 2004

      Our compensation committee did not grant any options to the named executives during the year ended December 31, 2004.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2004 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2004.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                                  Number of Shares Underlying    Value of Unexercised In-the-
                                                                 Unexercised Options at Fiscal      Money Options At Fiscal
                                                                           Year-End                       Year-End (2)
                                                                 -----------------------------   ----------------------------
                         Shares Acquired
Name                      on Exercise (#)    Value Realized (1)   Exercisable    Unexercisable   Exercisable    Unexercisable
----                      ---------------    ------------------   -----------    -------------   -----------    -------------
Harry Wachtel                    --                  --                  --            --                --          --
Mark Weiss                       --                  --                  --            --                --          --
William Wunderlich               --                  --             810,000            --          $413,000          --

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2004 of $0.61 per share.

                      Equity Compensation Plan Information
                          Year Ended December 31, 2004

                                                                                              Number of securities
                                                                                             remaining available for
                                          Number of securities       Weighted-average         future issuance under
                                           to be issued upon         exercise price of         equity compensation
                                              exercise of               outstanding             plans (excluding
                                          outstanding options,       options, warrants       securities reflected in
           Plan Category                  warrants and rights           and rights                 column (a))
----------------------------------        --------------------       -----------------       -----------------------
                                                   (a)                      (b)                           (c)
Equity compensation plans
   approved by security holders
   (1985, 1986, 1989, 1992,
   1997, 1999 and 2003 Stock
   Option Plans).................              5,594,000                   $0.28                     450,000
Equity compensation plans not
   approved by security
   holders(1)....................                     --                      --                          --
                                               =========                   =====                     =======

Total............................              5,594,000                   $0.28                     450,000
                                               =========                   =====                     =======

(1) We do not have any equity compensation plans which have not been approved by security holders.

Employment Agreements

      In December 2000, we entered into employment agreements (which were subsequently amended and modified during 2003 and 2004) with Messrs. Wachtel and Wunderlich providing for their employment, as our chief executive officer and chief financial officer, respectively, for terms expiring on March 31, 2006, subject to automatic one-year renewals unless either party gives written notice ninety days prior to the end of the then current term of the agreement. The agreements provide for annual base salaries of $205,000 and $100,000, respectively, and for participation in all executive benefit plans. Each of Mr. Wachtel's and Mr. Wunderlich's agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit (as defined) up to $1,250,000. Further, Mr. Wachtel's agreement provides, among other things, that, if employment is terminated without cause (as defined) or if he terminates his employment for good reason (as defined) or within six months after a change of control (as defined), we will pay him an amount equal to his respective current base salary plus the average incentive compensation due to him during the remaining term of the agreement.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table, together with the accompanying footnotes, sets forth information, as of March 10, 2005, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, Named Executive Officers and all directors and executive officers as a group.

      We determined beneficial ownership in accordance with rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable.

                Name of                   Shares of Common Stock    Percentage
          Beneficial Owner (1)              Beneficially Owned     Of Ownership
          --------------------              ------------------     ------------

(i) Directors and Executive Officers
Harry Wachtel                                  7,560,000 (2)            24.1%
Thomas C. Robertson                              240,000 (3)             *
Peter C. Einselen                                410,000 (3)             1.3%
Mark Weiss                                       950,000 (5)             3.0%
William I. Wunderlich                          1,525,000 (4)(6)          4.7%
All executive officers and directors
as a group (5 persons)                         9,125,000 (7)            28.0%

(ii) 5% Stockholders
James T. Martin                                6,270,000                20.0%
Kinderhook Partners                            5,159,000                16.4%

----------
*     Less than 1%

(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda. The address for Kinderhook Partners is One Executive Drive, Suite 160, Fort Lee, NJ 07024.

(2) Includes 1,560,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.

(3)   Includes 180,000 shares issuable upon the exercise of stock options.

(4)   Includes 810,000 shares issuable upon the exercise of stock options.

(5) Includes 950,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.

(6) Includes 610,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(7) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In August 2001, we entered into a $500,000 line of credit agreement with James T. Martin, a significant stockholder, secured by our accounts receivable. Interest on the outstanding borrowings was 17% per annum, payable quarterly in arrears. This line of credit was repaid in full in May 2003. Interest of $35,000 was charged to operations in 2003.

      In December 2001, we lent $100,000 to the father-in-law of Harry Wachtel, our president. This loan bore interest at 4% per annum and was due in December 2006. This loan was repaid in March 2004.

      In December 2000, we obtained financing totaling $575,000 from certain related parties in the form of ten year 12% subordinated convertible debentures. Interest of $4,000 and $69,000 was charged to operations in each of 2004 and 2003, respectively. In January 2004, these debentures were converted into 2,300,000 shares of common stock.

                                    EXHIBITS

Exhibits
--------

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

No. 10I           Employment  Agreement  between  AutoInfo,  Inc.  and  Harry M.
                  Wachtel dated as of December 7, 2000. (9)

No. 10J           Employment  Agreement  between  AutoInfo,   Inc.  and  William
                  Wunderlich dated December 7, 2000. (9)

No. 10K Amendment to Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of May 7, 2004.*

No. 10L Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated May 7, 2004.*

No. 10M Stock Purchase Agreement between AutoInfo, Inc and Kinderhook Partners, LP dated January 21, 2004.(10)

No. 10N Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated October 4, 2004.*

No. 10O First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al *

No. 14A           Code of Ethics.(10)

No. 21A           Subsidiaries of the Registrant. *

No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

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

(9) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.

(10) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and is incorporated herein by reference.

                     PRINCIPAL ACCOUNTING FEES AND SERVICES

                                               2004              2003
                                             -------           -------
Audit fees                                   $48,480           $46,570
Audit related fees                                --                --
Tax fees                                          --                --
All other fees                                    --                --
       Total fees                            $48,480           $46,570
                                             -------           -------

Audit Committee Pre-Approval Policies and Procedures

      Our audit committee charter provides that the audit committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The audit committee may consult with management in the decision-making process, but may not delegate this authority to management. The audit committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 15, 2005 on its behalf by the undersigned, thereunto duly authorized.

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

/s/ Harry M. Wachtel
-----------------------------
Harry M. Wachtel                  President, Chief Executive Officer and        March 15, 2005
                                      Chairman of the Board
                                      (Principal Executive Officer)

/s/ William I. Wunderlich
-----------------------------
William I. Wunderlich             Chief Financial Officer                       March 15, 2005
                                      (Principal Accounting Officer)

/s/ Mark Weiss
-----------------------------
Mark Weiss                        Director                                      March 15, 2005

/s/ Peter C. Einselen
-----------------------------
Peter C. Einselen                 Director                                      March 15, 2005

/s/ Thomas C. Robertson
-----------------------------
Thomas C. Robertson               Director                                      March 15, 2005

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003                 F-3

Consolidated Statements of Income for the Years Ended
         December 31, 2004 and 2003                                          F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2004 and 2003                                          F-5

Consolidated Statements of Cash Flows
         for the Years Ended December 31, 2004 and 2003                      F-6

Notes to Consolidated Financial Statements                                   F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

February 11, 2005
Shelton, Connecticut


                                 /s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
                                 -----------------------------------------------
                                 Dworken, Hillman, LaMorte & Sterczala, P.C.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

      ASSETS (Note 2)

                                                                                        December 31
                                                                              -------------------------------
                                                                                  2004                2003
                                                                              ------------       ------------
Current assets:
   Cash and cash equivalents                                                  $     38,000       $    133,000
   Accounts receivable, net of allowance for doubtful accounts
      of $60,000                                                                 9,658,000          4,881,000
   Loan receivable (Note 3)                                                             --            100,000
   Deferred income taxes  (Note 4)                                                 369,000            248,000
   Other current assets                                                            679,000            292,000
                                                                              ------------       ------------

Total current assets                                                            10,744,000          5,654,000

Fixed assets, net of depreciation                                                   69,000             71,000

Deferred income taxes (Note 4)                                                     952,000            536,000

Other assets                                                                        30,000             25,000
                                                                              ------------       ------------

                                                                              $ 11,795,000       $  6,286,000
                                                                              ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 2)                                                      $  1,998,000       $  1,046,000
   Convertible subordinated debentures (Note 2)                                         --            575,000
   Accounts payable and accrued liabilities                                      5,385,000          2,773,000
                                                                              ------------       ------------

Total current liabilities                                                        7,383,000          4,394,000
                                                                              ------------       ------------

Commitments and contingencies (Note 5)

Stockholders' equity : (Note 6)
  Common stock - authorized 100,000,000 shares, $.001 par
     value; issue and outstanding 31,218,000 and 27,383,000 as
     of December 31, 2004 and 2003, respectively                                    31,000             27,000
  Other capital                                                                    324,000                 --
  Deferred compensation                                                           (277,000)                --
  Additional paid-in capital                                                    19,026,000         18,023,000
  Deficit                                                                      (14,692,000)       (16,158,000)
                                                                              ------------       ------------

  Total stockholders' equity                                                     4,412,000          1,892,000
                                                                              ------------       ------------

                                                                              $ 11,795,000       $  6,286,000
                                                                              ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               For The Years Ended December 31,
                                                              ----------------------------------
                                                                  2004                  2003
                                                              ------------          ------------
Gross revenues                                                $ 46,492,000          $ 27,171,000
Cost of transportation                                          37,758,000            22,095,000
                                                              ------------          ------------

Net revenues                                                     8,734,000             5,076,000
                                                              ------------          ------------

Commissions                                                      5,179,000             2,955,000
Operating expenses                                               2,449,000             1,450,000
                                                              ------------          ------------
                                                                 7,628,000             4,405,000
                                                              ------------          ------------

Income from operations                                           1,106,000               671,000
                                                              ------------          ------------

Other charges (credits):
   Investment income                                                    --                (6,000)
   Interest expense                                                120,000               131,000
                                                              ------------          ------------
                                                                   120,000               125,000
                                                              ------------          ------------

Income before income taxes (benefit)                               986,000               546,000
Income taxes (benefit)  (Note 4)                                  (480,000)             (754,000)
                                                              ------------          ------------

Net income                                                       1,466,000             1,300,000
                                                              ============          ============

Net income per share (basic)                                  $        .05          $        .05
Net income per share (diluted)                                $        .04          $        .05

Weighted average number of common shares (basic)                30,915,000            27,355,000
Weighted average number of common shares (diluted)              33,438,000            28,789,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Shares of
                                       Common                                                        Additional
                                        Stock           Common          Other       Deferred         Paid - In
                                     Outstanding         Stock         Capital    Compensation        Capital           Deficit
                                     -----------         -----         -------    ------------        -------           -------
Balance, January 1, 2003             27,348,000      $    27,000      $     --      $      --       $18,019,000      $(17,458,000)

Exercise of stock options                35,000               --                                          4,000

Net income                                                                                                              1,300,000
                                    -----------      -----------      --------      ---------       -----------      ------------

Balance, December 31, 2003           27,383,000           27,000            --             --        18,023,000       (16,158,000)

Sale of common shares                 1,333,000            2,000                                        415,000

Conversion of subordinated
    debentures  (Note 2)              2,300,000            2,000                                        573,000

Exercise of stock options               202,000               --                                         15,000

Shares granted under stock
 option plans to non-employees                                         324,000       (324,000)

Compensation expense                                                                   47,000

Net income                                                                                                              1,466,000
                                    -----------      -----------      --------      ---------       -----------      ------------

Balance, December 31, 2004           31,218,000      $    31,000      $324,000      $(277,000)      $19,026,000      $(14,692,000)
                                    ===========      ===========      ========      =========       ===========      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For The Years Ended December 31,
                                                 --------------------------------
                                                      2004              2003
                                                  -----------       -----------
Cash flows from operating activities:
  Net income                                      $ 1,466,000       $ 1,300,000
  Adjustments to reconcile net income to net
    cash used in  operating activities:
      Depreciation and amortization expenses           40,000            38,000
      Deferred compensation expense                    47,000
      Deferred income taxes                          (537,000)         (784,000)

Changes in assets and liabilities:
    Accounts receivable, net                       (4,777,000)       (1,885,000)
    Other current assets                             (398,000)         (218,000)
    Other assets                                      105,000            (2,000)
    Accounts payable and accrued liabilities        2,612,000           492,000
                                                  -----------       -----------

Net cash used in operating activities              (1,442,000)       (1,059,000)
                                                  -----------       -----------

Cash flows from investing activities:
    Capital expenditures                              (37,000)          (42,000)
                                                  -----------       -----------

Net cash used in investing activities                 (37,000)          (42,000)
                                                  -----------       -----------

Cash flows from financing activities:
    Sale of common shares                             417,000
   Conversion of subordinated debentures              575,000
    Exercise of stock options                          15,000             4,000
    Increase in  borrowings, net                      377,000           546,000
                                                  -----------       -----------

Net cash  provided by  financing activities         1,384,000           550,000
                                                  -----------       -----------

Net change in cash and cash equivalents               (95,000)         (551,000)
Cash and cash equivalents, beginning of year          133,000           684,000
                                                  -----------       -----------

Cash and cash equivalents, end of year            $    38,000       $   133,000
                                                  ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

Note 1 - Business and Summary of Significant Accounting Policies

Business

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue of approximately $47 million during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents. As of February 22, 2005, we had 12 regional operating centers providing brokerage services and representatives in 21 states and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents. We do no own any trucking equipment and have a network of independent owner-operators who lease onto our operating authority and transport freight under the Sunteck name. As of February 22, 2005, we had seven regional operating centers providing contract carrier services, representatives in nine states and 83 independent owner-operators.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

      The  consolidated   financial  statements  include  the  accounts  of  the
AutoInfo, Inc. (the Company), its wholly-owned subsidiary Sunteck Transport Co., Inc. and its wholly-owned subsidiary Sunteck

Transport  &  Logistics,   Inc.,   collectively   (Sunteck).   All   significant
intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash in banks.

Fixed Assets

      Fixed assets as of December 31, 2004 and 2003, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,523,000 and 1,434,000 for the year ended December 31, 2004 and 2003, respectively.

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

Stock-Based Compensation

      The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized for stock options issued to employees in the financial statements.

      The pro-forma effect of options issued to employees on net income and earnings per share, utilizing the Black-Scholes option-pricing model, consistent with the method stipulated by SFAS 123, was not material to the Company's results of operations.

      The Company accounts for stock options issued to non-employees using the fair value method in accordance with SFAS 123. Deferred compensation, representing the fair market value of the options issued utilizing the Black-Scholes option-pricing model, is charged to earnings over the vesting period.

New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R), replacing SFAS 123 and superseding Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation effective July 1, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective July 1, 2005, which is expected to result in increased compensation expense in future periods.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB No. 29" (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company's consolidated financial statements.

Segment Information

      The Company provides transportation capacity and related logistics services through its integrated network of independent agents and third party capacity providers. For the purpose of applying Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", management has determined that it operates in a single business segment.

Note 2 - Debt

Loan Payable

      In May 2003, the Company entered into a $1.5 million Line of Credit, expiring in May 2004, with a commercial lending institution, secured by substantially all assets of the Company. In 2004, this Line of Credit was increased to $2.5 million, expiring in June 2005. The line provides for interest at the prime rate plus 1/2% and the maintenance of certain financial covenants. Interest of $59,000 and $27,000 was charged to operations in 2004 and 2003, respectively.

      In August 2001, the Company entered into a $500,000 Line of Credit Agreement with James T. Martin, a significant stockholder of the Company, secured by the Company's accounts receivable. Interest on the outstanding borrowings was 17% per annum, payable quarterly in arrears. This credit facility was repaid in full in May 2003. Interest of $35,000 was charged to operations in 2003.

Convertible Subordinated Debentures

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% Subordinated Convertible Debentures (Debentures). In January 2004, these Debentures were converted into 2,300,000 shares of common stock. Interest of $4,000 and $69,000 was charged to operations in each of 2004 and 2003, respectively.

Note 3 - Loan Receivable

      In December 2001, the Company made a loan of $100,000 to the father-in-law of Harry Wachtel, the president of the Company. This loan bore interest at 4% per annum and was repaid in full in March 2004.

Note 4- Income Taxes

      For the years ended December 31, 2004 and 2003, the provision for income taxes consisted of the following:

                                                        2004                            2003
                                              -------------------------       -------------------------
                                               Current        Deferred         Current        Deferred
                                              ---------       ---------       ---------       ---------
Income tax expense before application of
   operating loss carryforwards               $ 393,000       $      --       $ 205,000       $      --
Income tax expense (benefit) of
   operating loss carryforwards                (336,000)        336,000        (175,000)             --
   Change in valuation allowance                     --        (873,000)             --        (784,000)
                                              -------------------------       -------------------------

   Income tax expense (benefit)               $  57,000       $(537,000)      $  30,000       $(784,000)
                                              =========================       =========================

      The following table reconciles the Company's effective income tax rate on income from operations to the Federal Statutory Rate for the years ended December 31, 2004 and 2003.

                                                           2004            2003
                                                         --------        --------
      Federal Statutory Rate                                 34.0%           34.0%

      State income taxes, net of federal benefit              5.7             3.6

      Effect of:
         Utilization of operating loss carryforward         (34.0)          (34.0)
         Change in valuation allowance                      (88.4)         (141.6)
                                                         --------        --------
                                                            (48.7)%        (138.0)%
                                                         ========        ========

      Deferred taxes are comprised of the following at December 31, 2004 and 2003:

                                                        December 31,      December 31,
                                                            2004              2003
                                                        ------------      ------------
      Deferred tax asset:
           Net operating loss carryforward              $ 5,590,000       $ 5,926,000
                                                        -----------       -----------

      Gross  deferred tax asset                           5,590,000         5,926,000
      Less: valuation allowance                          (4,269,000)       (5,142,000)
                                                        -----------       -----------

      Deferred tax asset                                $ 1,321,000       $   784,000
                                                        ===========       ===========

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2004, the Company has a net operating loss carryforward of approximately $16.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

      Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2004 and 2003 the valuation allowance was reduced by $873,000 and $784,000, respectively. However, there can be no assurance that the Company will meet its expectations of future income.

Note 5 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through April 2010. Future minimum lease payments are $62,000, $68,000, $73,000, $67,000 and $70,000 for the years ended
December 31, 2005, 2006, 2007, 2008 and 2009, respectively. Rent expense for the years ended December 31, 2004 and 2003 was $77,000 and $53,000, respectively.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel, the president, and Wunderlich, the executive vice president and chief financial officer of the Company, who are also stockholders. The agreements expire in March 2006 and provide for minimum annual compensation of $205,000 and $100,000, and bonuses equal to 10% of the Company's consolidated pre-tax profit (as defined) up to $1,250,000, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $125,000 for the year ended December 31, 2004 and $51,531 and $55,281 for the year ended December 31, 2003, respectively.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 6 - Stockholders' Equity

Stock Option Plans

      The Company has seven stock option plans, its 1985, 1986, 1989, 1992, 1997, 1999 and 2003 Plan (collectively, the Plans). Pursuant to the Plans, a total of 7,842,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grants will be made under the 1985, 1986, 1989 or 1992 Plans. At December 31, 2004, options to purchase 5,594,000 shares of common stock were outstanding under the Plans.

      Option activity for the years ended December 31, 2004 and 2003 was as follows:

                                                          Granted                               Exercisable
                                               -------------------------------         ------------------------------
                                                                   Weighted                               Weighted
                                               Number of           Average             Number of           Average
                                                 Shares         Exercise Price           Shares        Exercise Price
                                               ---------        --------------         ---------       --------------
Outstanding at January 1, 2003                 2,583,000               .11
Forfeited during the year                       (222,000)              .10
Exercised during the year                        (35,000)              .10
Granted during the year                        1,769,000               .20
                                               ---------              ----

Outstanding at December 31, 2003               4,095,000              $.15              1,802,000             $.10
                                                                                        ---------             ----
Forfeited during the year                       (736,000)              .16
Exercised during the year                       (202,000)              .07
Granted during the year                        2,437,000               .44
                                               ---------              ----

Outstanding December 31, 2004                  5,594,000              $.28              2,332,000             $.14
                                               ---------              ----              ---------             ----

Weighted average fair value of options granted:

                              2004                  $  .42
                              2003                  $  .20

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

Note 8 - Quarterly Results of Operations (Unaudited)

                                                      Year Ended December 31, 2004
                                                              Quarter Ended
                                  ------------------------------------------------------------------
                                     Mar 31            June 30            Sep 30           Dec 31
                                  ------------      ------------      ------------      ------------
Gross revenues                    $  8,159,000      $ 10,960,000      $ 12,938,000      $ 14,435,000
                                  ------------      ------------      ------------      ------------

                                  ------------      ------------      ------------      ------------
Net  income                       $    176,000      $    271,000      $    278,000      $    741,000
                                  ============      ============      ============      ============

Basic net income per share        $       .006      $       .009      $       .009      $       .023
                                  ------------      ------------      ------------      ------------
Diluted net income per share      $       .005      $       .008      $       .008      $       .022
                                  ============      ============      ============      ============

                                                        Year Ended December 31, 2003
                                                                Quarter Ended
                                      --------------------------------------------------------------
                                         Mar 31          June 30          Sep 30            Dec 31
                                      -----------      -----------      -----------      -----------
Gross revenues                        $ 5,141,000      $ 6,102,000      $ 7,552,000      $ 8,376,000
                                      -----------      -----------      -----------      -----------

                                      -----------      -----------      -----------      -----------
Net income                            $    79,000      $   108,000      $   172,000      $   941,000
                                      ===========      ===========      ===========      ===========

Basic and diluted net income per
   share                              $      .003      $      .004      $      .006      $      .032
                                      ===========      ===========      ===========      ===========

Note 9 - Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2004 and 2003 was $59,000 and $131,000, respectively.

The Company paid no income taxes in 2004 and 2003.