Form 10-Q
period 2005-03-31
AUTOINFO INC
filed 2005-05-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: MARCH 31, 2005

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

               6413 Congress Ave., Suite 260, Boca Raton, FL 33487
                     (Address of principal executive office)

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

                                 YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of April 30, 2005: 31,367,189 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1.      Consolidated Financial Statements:                                             Page
             Balance Sheets
               March 31, 2005 (unaudited) and December 31, 2004 (audited)...................  3

             Statements of Income (unaudited)
               Three months ended March 31, 2005 and 2004...................................  4

             Statements of Cash Flows  (unaudited)
               Three months ended March 31, 2005 and 2004...................................  5

             Notes to Unaudited Consolidated Financial Statements...........................  6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................  9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk........  Not applicable

Item 4.      Controls and Procedures........................................................ 14

Part II. Other Information.................................................................. 14

Signatures   ............................................................................... 15

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
                                                                2005            2004
                                                            ------------     ------------
                                                              Unaudited        Audited
ASSETS

Current assets:
  Cash                                                      $     51,000     $     38,000
  Accounts receivable                                          9,557,000        9,658,000
  Other current assets                                           331,000          679,000
  Deferred income taxes (Note 2)                                 391,000          369,000
                                                            ------------     ------------

        Total current assets                                  10,330,000       10,744,000

Fixed assets, net of accumulated depreciation                    106,000           69,000

Deferred income taxes (Note 2)                                   986,000          952,000

Other assets                                                      90,000           30,000
                                                            ------------     ------------
                                                            $ 11,512,000     $ 11,795,000
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Loan payable                                              $  1,753,000     $  1,998,000
  Accounts payable and accrued liabilities                     4,914,000        5,385,000
                                                            ------------     ------------
        Total current liabilities                              6,667,000        7,383,000
                                                            ------------     ------------

Stockholders' Equity
  Preferred stock - authorized 10,000,000 shares
      $.001 par value; issued and outstanding - 0 shares
      as of March 31, 2005 and December 31, 2004                      --               --
  Common stock - authorized 100,000,000 shares
      $.001 par value; issued and outstanding -
      31,367,000 shares as of March 31, 2005 and
      31,218,000 shares as of December 31, 2004                   31,000           31,000
  Other capital                                                  324,000          324,000
  Deferred compensation                                         (260,000)        (277,000)
  Additional paid-in capital                                  19,049,000       19,026,000
  Deficit                                                    (14,299,000)     (14,692,000)
                                                            ------------     ------------
        Total stockholders' equity                             4,845,000        4,412,000
                                                            ------------     ------------
                                                            $ 11,512,000     $ 11,795,000
                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2005           2004
                                                    ------------   ------------

Gross revenues                                      $ 14,915,000   $  8,159,000
Cost of transportation                                11,848,000      6,681,000
                                                    ------------   ------------

Net revenues                                           3,067,000      1,478,000
                                                    ------------   ------------

Commissions                                            1,900,000        840,000
Operating expenses                                       760,000        449,000
                                                    ------------   ------------
                                                       2,660,000      1,289,000
                                                    ------------   ------------

Income from operations                                   407,000        189,000
Interest expense                                          48,000         14,000
                                                    ------------   ------------

Income before income taxes                               359,000        175,000
Income taxes (benefit)  (Note 2)                         (34,000)        (1,000)
                                                    ------------   ------------

Net income                                          $    393,000   $    176,000
                                                    ============   ============

Basic and diluted net income per share              $        .01   $        .01
                                                    ============   ============

Weighted average number of common shares (basic)      31,338,000     30,172,000
                                                    ------------   ------------
Weighted average number of common shares (diluted)    34,177,000     32,611,000
                                                    ------------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          2005          2004
                                                       ----------    ----------
Cash flows from operating activities:
Net income                                             $  393,000    $  176,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Change in allowance for doubtful accounts              45,000        13,000
    Depreciation and amortization                          10,000         8,000
    Deferred compensation expense                          17,000         8,000
    Deferred income taxes                                 (56,000)      (11,000)
Changes in assets and liabilities:
    Accounts receivable                                    56,000      (243,000)
    Other current assets                                  348,000        32,000
    Loan receivable                                            --       100,000
    Other assets                                          (60,000)      (23,000)
    Accounts payable and accrued liabilities             (471,000)       59,000
                                                       ----------    ----------

Net cash provided by operating activities                 282,000       119,000
                                                       ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                  (47,000)       (1,000)
                                                       ----------    ----------
Net cash used in investing activities                     (47,000)       (1,000)
                                                       ----------    ----------

Cash flows from financing activities:
    Exercise of stock options                              23,000         5,000
    Decrease in  loan payable, net                       (245,000)     (677,000)
    Sale of common stock                                                442,000
                                                       ----------    ----------
Net cash used in financing activities                    (222,000)     (230,000)
                                                       ----------    ----------

Net change in cash                                         13,000      (112,000)
Cash at beginning of period                                38,000       133,000
                                                       ----------    ----------

Cash at end of period                                  $   51,000    $   21,000
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," and "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 1. - Business and Summary of Significant Accounting Policies

Business

      The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided though a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $46.5 million, $8.7 million and $1.5 million, respectively.

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

Fixed Assets

      Fixed assets as of March 31, 2005 and December 31, 2004, consisting predominantly of furniture, fixtures and equipment, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,839,000 and 2,439,000, respectively, for the periods ended March 31, 2005 and 2004.

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

Note 2- Income Taxes

      For the periods ended March 31, 2005 and 2004, the provision for income taxes consisted of the following:

                                                     2005                        2004
                                            ---------------------------------------------------
                                             Current      Deferred       Current      Deferred
                                            ---------------------------------------------------
      Tax expense before application of
         operating loss carryforwards       $ 143,000     $      --     $  69,000     $      --
      Tax expense (benefit) of operating
         loss carryforwards                  (121,000)      121,000       (59,000)       59,000
      Change in valuation allowance                --      (177,000)           --       (70,000)
                                            ---------------------------------------------------
      Income tax expense (benefit)          $  22,000     $ (56,000)    $  10,000     $ (11,000)
                                            ---------------------------------------------------

      Deferred taxes are comprised of the following at March 31, 2005 and December 31, 2004:

                                                  March 31,      December 31,
                                                    2005             2004
                                                 -----------     ------------
           Deferred tax assets:
              Net operating loss carryforward    $ 5,469,000     $ 5,590,000
                                                 -----------     -----------
           Gross deferred tax assets               5,469,000       5,590,000
           Less: valuation allowance              (4,092,000)     (4,269,000)
                                                 -----------     -----------

           Deferred tax asset                    $ 1,377,000     $ 1,321,000
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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue, net revenue and net income of approximately $46.5 million, $8.7 million and $1.5 million, respectively, during our most recently completed fiscal year.

      Our brokerage services are provided though a network of independent sales agents throughout the United States and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents and independent owner-operators throughout the United States. We do no own any trucking equipment; our independent owner-operators lease onto our operating authority and transport freight under the Sunteck name.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased for the respective three month periods from 8,300 in 2004 to 13,300 is 2005, an increase of 60%. The average revenue dollars per load in our brokerage division increased by 20% in 2005 as compared to 2004. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage in our brokerage division increased by 18% in 2005 as compared to 2004. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

Results of operations

For the three months ended March 31, 2005 and 2004

      During the quarter ended March 31, 2005, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                               2005            2004
                                            ----------      ----------

           Net revenues                       100.0%          100.0%

             Commissions                       61.9%           56.8%
             Operating expenses                24.8%           30.4%
             Interest expense                   1.6%             .9%
             Income taxes (benefit)            (1.1)%           (.1)%

           Net income                          12.8%           11.9%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $14,915,000 for the quarter ended March 31, 2005, as compared with $8,159,000 in the prior year period, an increase of 83%. Net revenues were $3,067,000 for the quarter ended March 31, 2005, as compared with $1,478,000 in the prior year period, an increase of 108%. Gross revenues from brokerage services increased to $12,372,000 from $6,848,000 and net revenues increased to $2,581,000 from $1,216,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 51% increase in the number of transactions processed and an increase of 19% in the average dollars per load. Gross revenues from contract carrier services increased to $2,543,000 from $1,311,000 and net revenues increased to $486,000 from $262,000 which is a direct result of a 93% increase in the number of transactions processed.

Costs and expenses

      Commissions totaled $1,900,000 for the quarter ended March 31, 2005, as compared with $840,000 in the prior year period, an increase of 126%. As a percentage of net revenues, commissions were 62% for the quarter ended March 31, 2005 as compared with 57% in the prior year period. This increase is the result of the higher commission rates associated with the expansion of the sales agent base in our brokerage services.

      Operating expenses totaled $760,000 for the quarter ended March 31, 2005, as compared with $449,000 in the prior year period, an increase of 69%. As a percentage of net revenues, operating expenses were 25% for the quarter ended March 31, 2005, as compared with 30% in the prior year period. During 2005, we moved our headquarters increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2005 without significant increase in overhead.

      Interest expense, which includes fees and other bank charges, was $48,000 for the quarter ended March 31, 2005, as compared with $14,000 in the prior year period. This increase is primarily the result of increased borrowings pursuant to our $2.5 million line of credit at an interest rate of prime + 1/2% and an increase in bank fees as a result of increased transaction volume.

Income tax

      The income tax benefit of $34,000 for the quarter ended March 31, 2005 consisted of $177,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $121,000 and state income taxes of $22,000. The income tax benefit of $1,000 for the quarter ended March 31, 2004 consisted of $70,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $59,000 and state income taxes of $10,000. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, as of March 31, 2005, the valuation allowance was reduced by an additional $177,000.

Net income

      Net income totaled $393,000 for the quarter ended March 31, 2005, as compared with $176,000 in the prior year period. This increase is the direct result of the increase in revenues due to the continuing expansion of our operations and the additional recognition on the deferred tax asset of $177,000.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past four years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

      For the quarter ended March 31, 2005, we increased gross revenues from $8.2 million to $14.9 million and had net income of $393,000 as compared with $176,000 in the prior year. As of March 31, 2005, we had an accumulated deficit of $14.3 million. Factors that could adversely affect our operating results include:

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

      At March 31, 2005, we had outstanding $1,753,000 pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2005. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At March 31, 2005, we had liquid assets of approximately $51,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of March 31, 2005 and 2004 was $1,753,000 and $369,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2005 and 2004, respectively:

                                         Weighted                     Weighted
                          Balance      Average Rate     Balance     Average Rate
                         -------------------------------------------------------
                                    2005                        2004
                         -------------------------------------------------------

      Line of Credit     $1,753,000        6.0%        $ 369,000         4.5%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2005.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2004, we had a net operating loss carryforward of approximately $16.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

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

Date: May 11, 2005