Form 10-Q
period 2005-06-30
AUTOINFO INC
filed 2005-08-12
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarter Ended: JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the transition period from ______________ to _____________

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of July 25, 2005: 31,607,189 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.           Consolidated Financial Statements:                                                      Page

                  Balance Sheets
                    June 30, 2005 (unaudited) and December 31, 2004 (audited).............................  3

                  Statements of Income (unaudited)
                    Six months ended June 30, 2005 and 2004...............................................  4

                  Statements of Cash Flows  (unaudited)
                    Six months ended June 30, 2005 and 2004...............................................  5

                  Notes to Unaudited Consolidated Financial Statements....................................  6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................................... 10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk......................  Not applicable

Item 4.           Controls and Procedures................................................................. 15

Part II.  Other Information............................................................................... 15

Signatures ............................................................................................... 16

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,      December 31,
                                                                  2005            2004
                                                              ------------    ------------
                                                               Unaudited         Audited
ASSETS

Current assets:
   Cash                                                       $    176,000    $     38,000
   Accounts receivable                                           8,644,000       9,658,000
   Other current assets                                            279,000         679,000
   Deferred income taxes (Note 2)                                  414,000         369,000
                                                              ------------    ------------

         Total current assets                                    9,513,000      10,744,000

Fixed assets, net of accumulated depreciation                      219,000          69,000

Deferred income taxes (Note 2)                                   1,019,000         952,000

Other assets                                                            --          30,000
                                                              ------------    ------------

                                                              $ 10,751,000    $ 11,795,000
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                             $         --    $  1,998,000
     Accounts payable and accrued liabilities                    5,409,000       5,385,000
                                                              ------------    ------------
          Total current liabilities                              5,409,000       7,383,000
                                                              ------------    ------------

Stockholders' Equity
    Preferred stock - authorized  10,000,000 shares
        $.001 par value;  issued and outstanding - 0 shares
        as of June 30, 2005 and December 31, 2004                       --              --
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       31,607,000 shares as of June 30, 2005 and
       31,218,000 shares as of December 31, 2004                    32,000          31,000
   Other capital                                                   324,000         324,000
   Deferred compensation                                          (230,000)       (277,000)
    Additional paid-in capital                                  19,074,000      19,026,000
    Deficit                                                    (13,858,000)    (14,692,000)
                                                              ------------    ------------
        Total stockholders' equity                               5,342,000       4,412,000
                                                              ------------    ------------

                                                              $ 10,751,000    $ 11,795,000
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Six Months Ended               Three Months Ended
                                           June 30,                       June 30,
                                 ----------------------------   ----------------------------
                                     2005            2004           2005            2004
                                 ------------    ------------   ------------    ------------
Gross revenues                   $ 30,392,000    $ 19,119,000   $ 15,477,000    $ 10,960,000
Cost of transportation             24,410,000      15,621,000     12,562,000       8,940,000
                                 ------------    ------------   ------------    ------------

Net revenues                        5,982,000       3,498,000      2,915,000       2,020,000
                                 ------------    ------------   ------------    ------------

Commissions                         3,639,000       2,009,000      1,739,000       1,169,000
Operating expenses                  1,499,000       1,010,000        739,000         561,000
                                 ------------    ------------   ------------    ------------
                                    5,138,000       3,019,000      2,478,000       1,730,000
                                 ------------    ------------   ------------    ------------

Income from operations                844,000         479,000        437,000         290,000
Interest expense                       77,000          26,000         29,000          12,000
                                 ------------    ------------   ------------    ------------

Income before income taxes            767,000         453,000        408,000         278,000
Income taxes (Note 2)                 (67,000)          6,000        (33,000)          7,000
                                 ------------    ------------   ------------    ------------

Net  income                      $    834,000    $    447,000   $    441,000    $    271,000
                                 ============    ============   ============    ============

Net income per share:
     Basic                       $        .03    $        .01   $        .01    $        .01
     Diluted                     $        .02    $        .01   $        .01    $        .01

Weighted average number of
common shares:
     Basic                         31,408,000      30,644,000     31,479,000      31,116,000
     Diluted                       34,024,000      33,228,000     33,872,000      33,845,000

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2005          2004
                                                      -----------   -----------
Cash flows from operating activities:
Net income                                            $   834,000   $   447,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in allowance for doubtful accounts             71,000        20,000
     Depreciation and amortization                         36,000        16,000
     Deferred compensation expense                         47,000        15,000
     Deferred income taxes                               (112,000)      (20,000)
Changes in assets and liabilities:
     Accounts receivable                                  944,000    (1,923,000)
     Other current assets                                 400,000      (160,000)
     Loan receivable                                           --       100,000
     Other assets                                          30,000       (35,000)
     Accounts payable and accrued liabilities              24,000       863,000
                                                      -----------   -----------

Net cash provided by operating activities               2,274,000      (677,000)
                                                      -----------   -----------

Cash flows from investing activities:
     Capital expenditures                                (186,000)      (23,000)
                                                      -----------   -----------
Net cash used in investing activities                    (186,000)      (23,000)
                                                      -----------   -----------

Cash flows from financing activities:
    Exercise of stock options                              48,000         5,000
    Increase (decrease) in  loan payable, net          (1,998,000)      211,000
    Sale of common stock                                       --       417,000
                                                      -----------   -----------
Net cash provided by (used in) financing activities    (1,950,000)      633,000
                                                      -----------   -----------

Net change in cash                                        138,000       (67,000)
Cash at beginning of period                                38,000       133,000
                                                      -----------   -----------

Cash at end of period                                 $   176,000   $    66,000
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

Note 1. - Business and Summary of Significant Accounting Policies

Business

      The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $46.5 million, $8.7 million and $1.5 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Fixed Assets

      Fixed assets as of June 30, 2005 and December 31, 2004, consisting predominantly of furniture, fixtures, equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from five to six years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,393,000 and 2,616,000 and 2,729,000 and 2,584,000, for the
three and six month periods ended June 30, 2005 and 2004, respectively.

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

Note 2- Income Taxes

      For the three and six month periods ended June 30, 2005 and 2004, the provision for income taxes consisted of the following:

                                                    Six Months Ended June 30,
                                     ----------------------------------------------------
                                               2005                        2004
                                     ----------------------------------------------------
                                      Current       Deferred      Current       Deferred
                                     ----------------------------------------------------
Tax expense before application of
     operating loss carryforwards    $  307,000    $       --    $  176,000    $       --
Tax expense (benefit) of operating
     loss carryforwards                (262,000)      262,000      (150,000)      150,000
Change in valuation allowance                --      (374,000)           --      (170,000)
                                     ----------------------------------------------------
Income tax expense (benefit)         $   45,000    $ (112,000)   $   26,000    $  (20,000)
                                     ----------------------------------------------------

                                                 Three Months Ended June 30,
                                     ----------------------------------------------------
                                                2005                      2004
                                     ----------------------------------------------------
                                      Current       Deferred      Current       Deferred
                                     ----------------------------------------------------
Tax expense before application of
     operating loss carryforwards    $  164,000    $       --    $  107,000    $       --
Tax expense (benefit) of operating
     loss carryforwards                (141,000)      141,000       (91,000)       91,000
Change in valuation allowance                --      (197,000)           --      (100,000)
                                     ----------------------------------------------------

Income tax expense (benefit)         $   23,000    $  (56,000)   $   16,000    $   (9,000)
                                     ----------------------------------------------------

      Deferred taxes are comprised of the following at June 30, 2005 and December 31, 2004:

                                               June 30,     December 31,
                                                 2005           2004
                                             -----------    ------------
      Deferred tax assets:
           Net operating loss carryforward   $ 5,328,000    $ 5,590,000
                                             -----------    -----------

      Gross  deferred tax assets               5,328,000      5,590,000
      Less: valuation allowance               (3,895,000)    (4,269,000)
                                             -----------    -----------

      Deferred  tax asset                    $ 1,433,000    $ 1,321,000
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

      Our brokerage services are provided through a network of independent sales agents throughout the United States and Canada. Our services include arranging for the transport of customers' freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers' freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers' supply chain management.

      Our contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents and independent owner-operators throughout the United States. We do not own any trucking equipment; our independent owner-operators lease onto our operating authority and transport freight under the Sunteck name.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and, in 2003, the introduction and expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased for the respective six month periods from 18,800 in 2004 to 26,300 in 2005, an increase of 40%. The average revenue dollars per load in our brokerage division increased by 17% in 2005 as compared to 2004. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage in our brokerage division increased by 10% in 2005 as compared to 2004. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and six months ended June 30, 2005 and 2004

      During the three and six month periods ended June 30, 2005, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 2005       2004      2005       2004
                                ------     ----------------     ------

        Net revenues             100.0%     100.0%    100.0%     100.0%
                                ------     ------    ------     ------

           Commissions            59.7%      57.9%     60.8%      57.4%
           Operating expenses     25.3%      27.8%     25.1%      28.9%
           Interest expense        1.0%        .6%      1.3%        .7%
           Income taxes           (1.1%)       .3%     (1.1%)       .2%
                                ------     ------    ------     ------

        Net income                15.1%      13.4%     13.9%      12.8%
                                ------     ------    ------     ------

Revenues

      For the three months ended June 30, 2005, gross revenues, consisting of freight fees and other related services revenue, totaled $15,477,000 as compared with $10,960,000 in the prior year period, an increase of 41%. Net revenues were $2,915,000 as compared with $2,020,000 in the prior year period, an increase of 44%. Gross revenues from brokerage services increased to $13,138,000 from $8,385,000 and net revenues increased to $2,502,000 from $1,538,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 36% increase in the number of transactions processed and an increase of 16% in the average dollars per load. Gross revenues from contract carrier services decreased to $2,339,000 from $2,575,000 and net revenues decreased to $413,000 from $482,000 which is a direct result of a 7% decrease in the number of transactions processed. This is the result of a decrease in the number of agents and owner-operators. While we are actively pursuing new agents as we seek to expand our agent network, this decrease will likely impact the third and fourth quarters of 2005.

      For the six months ended June 30, 2005, gross revenues, consisting of freight fees and other related services revenue, totaled $30,392,000 as compared with $19,119,000 in the prior year period, an increase of 59%. Net revenues were $5,982,000 as compared with $3,498,000 in the prior year period, an increase of 71%. Gross revenues from brokerage services increased to $25,510,000 from $15,233,000 and net revenues increased to $5,083,000 from $2,754,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 43% increase in the number of transactions processed and an increase of 17% in the average dollars per load. Gross revenues from contract carrier services increased to $4,882,000 from $3,886,000 and net revenues increased to $899,000 from $744,000 which is a direct result of a 29% increase in the number of transactions processed.

Costs and expenses

Commissions

      For the three months ended June 30, 2005, commissions totaled $1,739,000 as compared with $1,169,000 in the prior year period. As a percentage of net revenues, commissions were 60% as compared with 58% in the prior year period. For the six months ended June 30, 2005, commissions totaled $3,639,000 as compared with $2,009,000 in the prior year period. As a percentage of net revenues, commissions were 61% as compared with 57% in the prior year period. These increases are the result of the higher commission rates associated with the expansion of the sales agent base in our brokerage services.

Operating expenses

      For the three months ended June 30, 2005, operating expenses totaled $739,000 as compared with $561,000 in the prior year period. As a percentage of net revenues, operating expenses were 25% as compared with 28% in the prior year period. For the six months ended June 30, 2005, operating expenses totaled $1,499,000 as compared with $1,010,000 in the prior year period. As a percentage of net revenues, operating expenses were 25% as compared with 29% in the prior year period. These decreases are the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. During 2005, we moved our headquarters increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2005 without a significant increase in overhead.

Interest Expense

      For the three months ended June 30, 2005, interest expense, which includes fees and other bank charges, totaled $29,000 as compared with $12,000 in the prior year period. For the six months ended June 30, 2005, interest expense totaled $77,000 as compared with $26,000 in the prior year period. These increases are primarily the result of increased borrowings pursuant to our $2.5 million line of credit at an interest rate of prime + 1/2% and an increase in bank fees as a result of increased transaction volume.

Income tax

      The income tax benefit of $33,000 for the three months ended June 30, 2005 consisted of $197,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $141,000 and state income taxes of $23,000. The income tax expense of $7,000 for the three months ended June 30, 2004 consisted of $100,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $91,000 and state income taxes of $16,000. The income tax benefit of $67,000 for the six months ended June 30, 2005 consisted of $374,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $262,000 and state income taxes of $45,000. The income tax expense of $6,000 for the six months ended June 30, 2004 consisted of $170,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $150,000 and state income taxes of $26,000. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, the valuation allowance was reduced by an additional $197,000 and $374,000 for the three and six months ended June 30, 2005, respectively.

Net income

      For the three months ended June 30, 2005, net income totaled $441,000 as compared with $271,000 in the prior year period. For the six months ended June 30, 2005, net income totaled $834,000 as compared with $447,000 in the prior year period. These increases are the direct result of the increase in revenues due to the continuing expansion of our operations and the additional recognition on the deferred tax asset of $197,000 and $374,000 for the three and six months ended June 30, 2005, respectively.

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

      For the six months ended June 30, 2005, we increased gross revenues from $19.1 million to $30.4 million and had net income of $834,000 as compared with $447,000 in the prior year. As of June 30, 2005, we had an accumulated deficit of $13.9 million.

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

      At June 30, 2005, we had no borrowings outstanding pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2006. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At June 30, 2005, we had liquid assets of approximately $176,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of June 30, 2005 and 2004 was $0 and $1,257,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of June 30, 2005 and 2004, respectively:

                                            Weighted                          Weighted
                           Balance        Average Rate        Balance       Average Rate
                         ------------------------------------------------------------------
                                     2005                               2004
                         ------------------------------------------------------------------
       Line of Credit        $0               6.5%          $ 1,257,000          4.5%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended June 30, 2005.

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

Revenue Recognition

      As a third party transportation logistics provider, we act as the shippers' agent and arrange for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time our obligations are completed and collection of receivables is reasonably assured.

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

                             CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by the Company in the reports it files or submit under the Exchange Act is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-----------------------
*Filed as an exhibit hereto.

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

Date: August 10, 2005