Form 10-Q
period 2005-09-30
AUTOINFO INC
filed 2005-11-14
CIK 351017

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended: SEPTEMBER 30, 2005

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

                                 YES |X| NO |_|

Number of shares outstanding of the Registrant's common stock as of November 10, 2005: 31,623,856 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

                                                                                               Page
Item 1.       Consolidated Financial Statements:

              Balance Sheets
                September 30, 2005 (unaudited) and December 31, 2004 (audited).................  3

              Statements of Income (unaudited)
                Three and nine months ended September 30, 2005 and 2004........................  4

              Statements of Cash Flows  (unaudited)
                Nine months ended September 30, 2005 and 2004..................................  5

              Notes to Unaudited Consolidated Financial Statements.............................  6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................ 10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........  Not applicable

Item 4.       Controls and Procedures.......................................................... 15

Part II.  Other Information.................................................................... 15

Signatures    ................................................................................. 17

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           September 30,    December 31,
                                                               2005            2004
                                                            Unaudited         Audited
                                                           -------------   -------------
ASSETS

Current assets:
   Cash                                                    $    418,000    $     38,000
   Accounts receivable                                       11,601,000       9,658,000
   Other current assets                                         290,000         679,000
   Deferred income taxes (Note 2)                               429,000         369,000
                                                           ------------    ------------

        Total current assets                                 12,738,000      10,744,000

Fixed assets, net of accumulated depreciation                   316,000          69,000

Deferred income taxes (Note 2)                                1,054,000         952,000

Other assets                                                         --          30,000
                                                           ------------    ------------

                                                           $ 14,108,000    $ 11,795,000
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Loan payable                                            $    747,000    $  1,998,000
   Accounts payable and accrued liabilities                   7,436,000       5,385,000
                                                           ------------    ------------
        Total current liabilities                             8,183,000       7,383,000
                                                           ------------    ------------

Stockholders' Equity
   Preferred stock - authorized 10,000,000 shares
      $.001 par value; issued and outstanding - 0 shares
      as of September 30, 2005 and December 31, 2004                 --              --
   Common stock - authorized 100,000,000 shares
      $.001 par value; issued and outstanding -
      31,624,000 shares as of September 30, 2005 and
      31,218,000 shares as of December 31, 2004                  32,000          31,000
   Other capital                                                324,000         324,000
   Deferred compensation                                       (200,000)       (277,000)
    Additional paid-in capital                               19,047,000      19,026,000
    Deficit                                                 (13,278,000)    (14,692,000)
                                                           ------------    ------------
        Total stockholders' equity                            5,925,000       4,412,000
                                                           ------------    ------------

                                                           $ 14,108,000    $ 11,795,000
                                                           ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Nine Months Ended             Three Months Ended
                                                   September 30,                  September 30,
                                            ----------------------------   ----------------------------
                                                2005            2004           2005            2004
                                            ------------    ------------   ------------    ------------
Gross revenues                              $ 47,728,000    $ 32,057,000   $ 17,336,000    $ 12,938,000
Cost of transportation                        38,350,000      26,191,000     13,940,000      10,570,000
                                            ------------    ------------   ------------    ------------

Net revenues                                   9,378,000       5,866,000      3,396,000       2,368,000
                                            ------------    ------------   ------------    ------------

Commissions                                    5,720,000       3,403,000      2,081,000       1,394,000
Operating expenses                             2,234,000       1,672,000        735,000         662,000
                                            ------------    ------------   ------------    ------------
                                               7,954,000       5,075,000      2,816,000       2,056,000
                                            ------------    ------------   ------------    ------------

Income from operations                         1,424,000         791,000        580,000         312,000
Interest expense                                  94,000          53,000         17,000          27,000
                                            ------------    ------------   ------------    ------------

Income before income taxes                     1,330,000         738,000        563,000         285,000
Income taxes (Note 2)                            (84,000)         13,000        (17,000)          7,000
                                            ------------    ------------   ------------    ------------

Net  income                                 $  1,414,000    $    725,000   $    580,000    $    278,000
                                            ============    ============   ============    ============

Net income per share:
     Basic                                  $        .04    $        .02   $        .02    $        .01
     Diluted                                $        .04    $        .02   $        .02    $        .01

Weighted average number of common shares:
     Basic                                    31,475,000      30,819,000     31,609,000      31,167,000
     Diluted                                  33,924,000      33,327,000     33,722,000      33,525,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         2005           2004
                                                      -----------   -----------
Cash flows from operating activities:
Net income                                            $ 1,414,000   $   725,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Change in allowance for doubtful accounts             75,000        72,000
     Depreciation and amortization                         40,000        27,000
     Deferred compensation expense                         77,000        37,000
     Deferred income taxes                               (161,000)      (30,000)
Changes in assets and liabilities:
     Accounts receivable                               (2,017,000)   (3,097,000)
     Other current assets                                 389,000      (320,000)
     Loan receivable                                           --       100,000
     Other assets                                          30,000         6,000
     Accounts payable and accrued liabilities           2,050,000     1,669,000
                                                      -----------   -----------

Net cash provided by (used in) operating activities     1,897,000      (811,000)
                                                      -----------   -----------

Cash flows from investing activities:
     Capital expenditures                                (286,000)      (25,000)
                                                      -----------   -----------
Net cash used in investing activities                    (286,000)      (25,000)
                                                      -----------   -----------

Cash flows from financing activities:
    Exercise of stock options                              21,000        13,000
    Increase (decrease) in  loan payable, net          (1,251,000)      889,000
    Sale of common stock                                       --       417,000
                                                      -----------   -----------
Net cash provided by (used in) financing activities    (1,230,000)    1,319,000
                                                      -----------   -----------

Net change in cash                                        381,000       483,000
Cash at beginning of period                                38,000       133,000
                                                      -----------   -----------

Cash at end of period                                 $   419,000   $   616,000
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

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Fixed Assets

      Fixed assets as of September 30, 2005 and December 31, 2004, consisting predominantly of furniture, fixtures, equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from five to nine years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,113,000 and 2,358,000 and 2,449,000 and 2,508,000, for the
three and nine month periods ended September 30, 2005 and 2004, respectively.

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

Note 2- Income Taxes

      For the three and nine month periods ended September 30, 2005 and 2004, the provision for income taxes consisted of the following:

                                                     Nine Months Ended September 30,
                                           ----------------------------------------------------
                                                     2005                        2004
                                           ----------------------------------------------------
                                            Current       Deferred      Current       Deferred
                                           ----------    ----------    ----------    ----------
      Tax expense before application of
           operating loss carryforwards    $  529,000    $       --    $  292,000    $       --
      Tax expense (benefit) of operating
           loss carryforwards                (452,000)      452,000      (249,000)      249,000
      Change in valuation allowance                --      (613,000)           --      (279,000)
                                           ----------    ----------    ----------    ----------

      Income tax expense (benefit)         $   77,000    $ (161,000)   $   43,000    $  (30,000)
                                           ----------    ----------    ----------    ----------

                                                     Three Months Ended September 30,
                                           ----------------------------------------------------
                                                     2005                        2004
                                           ----------------------------------------------------
                                            Current       Deferred      Current       Deferred
                                           ----------    ----------    ----------    ----------
      Tax expense before application of
           operating loss carryforwards    $  222,000    $       --    $  116,000    $       --
      Tax expense (benefit) of operating
           loss carryforwards                (190,000)      190,000       (99,000)       99,000
      Change in valuation allowance                --      (239,000)           --      (109,000)
                                           ----------    ----------    ----------    ----------

      Income tax expense (benefit)         $   32,000    $  (49,000)   $   17,000    $  (10,000)
                                           ----------    ----------    ----------    ----------

      Deferred taxes are comprised of the following at September 30, 2005 and December 31, 2004:

                                                 September 30,     December 31,
                                                     2005              2004
                                                 -------------     ------------
      Deferred tax assets:
           Net operating loss carryforward       $  5,138,000      $  5,590,000
                                                 ------------      ------------

      Gross  deferred tax assets                    5,138,000         5,590,000
      Less: valuation allowance                    (3,655,000)       (4,269,000)
                                                 ------------      ------------

      Deferred tax asset                         $  1,483,000      $  1,321,000
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

      Our contract carrier services are also provided through a network of independent sales agents and independent owner-operators throughout the United States. We do not own any trucking equipment; our independent owner-operators lease onto our operating authority and transport freight under the Sunteck name.

      The most significant factor in our growth during the past two years has been the expansion of our brokerage services agent network and the introduction and expansion of our contract carrier services agent and owner operator network. This growth is readily measured by the number of transactions we have processed, which increased for the respective nine month periods from 30,500 in 2004 to 39,600 in 2005, an increase of 30%. The average revenue dollars per load in our brokerage division increased by 17% in 2005 as compared to 2004. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage in our brokerage division increased by 9% in 2005 as compared to 2004. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and nine months ended September 30, 2005 and 2004

      During the three and nine month periods ended September 30, 2005, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   2005         2004        2005         2004
                                 --------     --------    --------     --------

      Net revenues                  100.0%       100.0%      100.0%       100.0%
                                 --------     --------    --------     --------

         Commissions                 61.3%        58.9%       61.0%        58.0%
         Operating expenses          21.6%        28.0%       23.8%        28.5%
         Interest expense              .5%         1.1%        1.0%          .9%
         Income taxes                 (.5%)         .3%        (.9%)         .2%
                                 --------     --------    --------     --------

      Net income                     17.1%        11.7%       15.1%        12.4%
                                 --------     --------    --------     --------

Revenues

      For the three months ended September 30, 2005, gross revenues, consisting of freight fees and other related services revenue, totaled $17,336,000 as compared with $12,938,000 in the prior year period, an increase of 34%. Net revenues were $3,396,000 as compared with $2,368,000 in the prior year period, an increase of 43%. Gross revenues from brokerage services increased to $14,912,000 from $10,028,000 and net revenues increased to $3,013,000 from $1,898,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 25% increase in the number of transactions processed and an increase of 19% in the average dollars per load. Gross revenues from contract carrier services decreased to $2,424,000 from $2,910,000 and net revenues decreased to $383,000 from $470,000 which is a direct result of a 20% decrease in the number of transactions processed. This is the result of a decrease in the number of agents and owner-operators. While we are actively pursuing new agents as we seek to expand our agent network, this decrease will likely impact the fourth quarter of 2005.

      For the nine months ended September 30, 2005, gross revenues, consisting of freight fees and other related services revenue, totaled $47,728,000 as compared with $32,057,000 in the prior year period, an increase of 49%. Net revenues were $9,378,000 as compared with $5,866,000 in the prior year period, an increase of 60%. Gross revenues from brokerage services increased to $40,422,000 from $25,261,000 and net revenues increased to $8,097,000 from $4,652,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 36% increase in the number of transactions processed and an increase of 17% in the average dollars per load. Gross revenues from contract carrier services increased to $7,306,000 from $6,796,000 and net revenues increased to $1,281,000 from $1,214,000 which is a direct result of a 9% increase in the number of transactions processed.

Costs and expenses

Commissions

      For the three months ended September 30, 2005, commissions totaled $2,081,000 as compared with $1,394,000 in the prior year period. As a percentage of net revenues, commissions were 61% as compared with 59% in the prior year period. For the nine months ended September 30, 2005, commissions totaled $5,720,000 as compared with $3,403,000 in the prior year period. As a percentage of net revenues, commissions were 61% as compared with 58% in the prior year period. These increases are the result of the higher commission rates associated with the expansion of the sales agent base in our brokerage services.

Operating expenses

      For the three months ended September 30, 2005, operating expenses totaled $735,000 as compared with $662,000 in the prior year period. As a percentage of net revenues, operating expenses were 22% as compared with 28% in the prior year period. For the nine months ended September 30, 2005, operating expenses totaled $2,233,000 as compared with $1,672,000 in the prior year period. As a percentage of net revenues, operating expenses were 24% as compared with 29% in the prior year period. These decreases are the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. During 2005, we moved our headquarters increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume through 2006 without a significant increase in overhead.

Interest Expense

      For the three months ended September 30, 2005, interest expense, which includes fees and other bank charges, totaled $17,000 as compared with $27,000 in the prior year period. For the nine months ended September 30, 2005, interest expense totaled $94,000 as compared with $53,000 in the prior year period. The decrease in the three month period ended September 30, 2005 is the result of lower average outstanding borrowings as compared to the prior year period which is primarily the result of the use of funds generated by operations to pay down the line of credit during the second quarter of 2005. The increase for the nine months ended September 30, 2005 is primarily the result of increased borrowings pursuant to our $2.5 million line of credit at a higher average rate of interest due to an increase in the prime rate and an increase in bank fees as a result of increased transaction volume.

Income tax

      The income tax benefit of $17,000 for the three months ended September 30, 2005 consisted of $239,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $190,000 and state income taxes of $32,000. The income tax expense of $7,000 for the three months ended September 30, 2004 consisted of $109,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $99,000 and state income taxes of $17,000. The income tax benefit of $84,000 for the nine months ended September 30, 2005 consisted of $613,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $452,000 and state income taxes of $77,000. The income tax expense of $13,000 for the nine months ended September 30, 2004 consisted of $279,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of deferred tax benefit of $249,000 and state income taxes of $43,000. Based upon available objective evidence, including our history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, the valuation allowance was reduced by an additional $239,000 and $613,000 for the three and nine months ended September 30, 2005, respectively.

Net income

      For the three months ended September 30, 2005, net income totaled $580,000 as compared with $278,000 in the prior year period. For the nine months ended September 30, 2005, net income totaled $1,414,000 as compared with $725,000 in the prior year period. These increases are the direct result of the increase in revenues due to the continuing expansion of our operations and the additional recognition of the deferred tax asset of $239,000 and $613,000 for the three and nine months ended September 30, 2005, respectively.

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

      For the nine months ended September 30, 2005, we increased gross revenues from $32.1 million to $47.7 million and had net income of $1,414,000 as compared with $725,000 in the prior year. As of September 30, 2005, we had an accumulated deficit of $13.3 million.

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

      At September 30, 2005, we had borrowings outstanding pursuant to our $2,500,000 line of credit of $747,000. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2006. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At September 30, 2005, we had liquid assets of approximately $418,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of September 30, 2005 and 2004 was $747,000 and $1,998,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of September 30, 2005 and 2004, respectively:

                                         Weighted                     Weighted
                           Balance     Average Rate     Balance     Average Rate
                           -----------------------------------------------------
                                     2005                         2004
                           -----------------------------------------------------

      Line of Credit       $747,000        7.25%       $1,935,000       5.0%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended September 30, 2005.

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

      Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. The company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions. Accordingly, the we record all transactions at the gross amount, consistent with the provisions of EITF 99-19.

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

----------
*Filed as an exhibit hereto.

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

Date: November 11, 2005