Form 10-K
period 2005-12-31
AUTOINFO INC
filed 2006-03-15
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                        Commission file number: 001-11497

                                 AUTOINFO, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 13-2867481
    (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

                          6413 Congress Ave - Suite 260
                                Boca Raton, 33487
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: 561 - 988 - 9456

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2006 was approximately $ 8,050,000.

      The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 7, 2006 was 31,799,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                 AUTOINFO, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS
                                                                            Page
PART I.........................................................................2
   Item 1.   Business..........................................................2
   Item 1A.  Risk Factors......................................................6
   Item 2.   Properties.......................................................10
   Item 3.   Legal Proceedings................................................10
   Item 4.   Submission of Matters to a Vote of Security Holders..............10
PART II.......................................................................11
   Item 5.   Market for our Common Equity and Related Stockholder Matters.....11
   Item 6.   Selected Consolidated Financial Data.............................12
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................13
   Item 7A.  Quantitive and Qualitative Disclosures About market Risk.........20
   Item 8.   Financial Statements and Supplementary Data......................21
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................................21
   Item 9A.  Controls and Procedures..........................................21
   Item 9B.  Other Information................................................21
PART III......................................................................22
   Item 10.  Directors and Executive Officers.................................22
   Item 11.  Executive Compensation...........................................26
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...27
   Item 13.  Certain Relationships and Related Transactions...................28
   Item 14.  Principal Accounting Fees and Services...........................28
   Item 15.  Exhibits.........................................................29

                      FORWARD LOOKING STATEMENT INFORMATION

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

Item 1. BUSINESS

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively, during our most recently completed fiscal year.

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

Strategy

      Our strategy is to continue to expand through affiliations with independent sales agents and through internal expansion. We have been successful at expanding our brokerage sales agent network and now have representatives throughout the United States and Canada. We have also been successful in expanding our contract carriers services. In addition, we have experienced internal expansion as many of our existing agents have expanded their customer base and increased the number of transactions generated. We intend to seek, on a selective basis, acquisition of businesses that have services which complement and expand our existing services, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify and affiliate with these agents on desirable economic terms.

Company background

AutoInfo, Inc. was organized under the laws of the State of New York in 1976 and reincorporated under the laws of Delaware in 1987. In December 2000, we acquired Sunteck in a merger transaction.

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

      The present market for freight moved by truck is estimated by management to exceed $200 billion per year. This is a highly fragmented industry comprised of common carriers, contract carriers, freight forwarders and freight brokers.

      The actual movement of goods is accomplished by trucking (consisting of local, over the road, truckload, and less than truckload shipments), air freight (time sensitive in nature), rail freight (non time sensitive in nature and usually less expensive than truck) and ocean freight (generally in containerized ships). Other services provided include warehousing and distribution.

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

      The market for third party logistics providers is highly fragmented. It is comprised primarily of full service logistics providers, freight brokers, independent sales agents and sales representatives. Sales agents often work out of home-based offices or small regional sales offices and affiliate themselves with full service brokers to provide back-office services including load dispatching, bonding and licensing, billing, collection and other administrative services. Sales representatives vary from experienced people with years of freight industry experience and established client relationships to telemarketing personnel cold calling shippers and dispatchers.

      Third party logistics companies provide numerous services to clients on an outsourced basis, by contract and on demand. The continued growth of this industry has created secondary market opportunities to provide low-cost delivery to the endpoint, in addition to supply chain services of warehousing, inventory management and electronic interface with customers and suppliers. Third party logistics companies provide customized domestic and international freight transportation of customers' goods and packages via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third-party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers' operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes.

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

Operations and systems

      In our brokerage services, we process approximately 3,600 freight orders per month. Our sales agents throughout the United States and Canada receive customers' freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      In our contract carrier services, we process approximately 850 freight orders per month. Our sales agents in our seven regional operating centers and representatives in nine states receive customers' freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight. In addition, utilizing various sources including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue. A typical owner-operator will generate $2,500 per week in revenues.

      Our sales agents vary in level of experience from agents with years of freight industry experience and established client relationships to a more limited number of inexperienced telemarketing and operations personnel working under the direct supervision and training of experienced sales agents and dispatchers.

      We rely exclusively on independent third parties for our hauling capacity. These third party capacity providers consist of our independent owner-operators, unrelated trucking companies, air cargo carriers and railroads. Our use of capacity provided by our independent owner-operators, and other third party capacity providers, allows us to maintain a lower level of capital investment, resulting in lower fixed costs.

      We utilize a state-of-the-art proprietary internet based order entry system. All agents access our web-based platform and orders are entered into a customized traffic management system, which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports in our Florida corporate headquarters. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity. We maintain dual off-site storage and back-up facilities to insure data integrity and safety.

Suppliers

      We use the services of various third party transportation companies. During 2005, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2005, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

      Sunteck has achieved revenue growth through the addition of independent sales agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of the logistics and supply chain services we provide.

      Each operations office markets our full range of supply chain services to existing customers and pursues new customers within its local markets. We build new customer relationships by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and our sales agents individual knowledge and experience.

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

      In our contract carrier services business, we are liable for loss or damage to our customers' freight. We maintain cargo liability insurance coverage with a policy limit of $100,000 per occurrence. We have not incurred any material losses to date. Any such losses in excess of insurance limits would be accounted for as incurred for financial reporting purposes.

Employees

      As of March 3, 2006, we had 35 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Available Information

      Our website address is www.suntecktransport.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission
(SEC).

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

Item 1A. RISK FACTORS

      In addition to the other information provided in this report, you should carefully consider the following factors in evaluating our business, operations and financial condition. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, such as competitive conditions, may also impair our business operations. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon independent commissioned sales agents who have direct relationships with our customers.

      A substantial portion of our business is originated by our network of independent sales agents. Most of these sales agents work with us on an exclusive basis. We do not have non-compete or non-solicitation agreements with these agents. These contracts are typically terminable upon 10 to 30 days notice by either party and do not restrict the ability of a former agent to compete with Sunteck following termination. As a result, if sales representatives terminate their affiliation with us, our revenue and results of operations could be adversely affected.

We are dependent on third party capacity providers.

      We do not own trucks or other transportation equipment and rely on third party capacity providers, including independent owner operators, unrelated trucking companies, railroads and air cargo carriers to transport freight for our customers. We compete with motor carriers and other third parties for the services of independent owner operators and other third party capacity providers. A significant decrease in available capacity provided by either our independent owner operators or other third party capacity providers could have a material adverse effect on our results of operations and revenue.

Decreased  demand  for  transportation   services  could  adversely  affect  our
operating results.

      The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond our control. Certain of our third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and our operating income may decline if we are unable to pass through to our customers the full amount of these higher transportation costs. If a slowdown in economic activity or a downturn in our customers' business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be materially adversely affected.

We have limited marketing and sales capabilities and must make sales in fragmented markets.

      Our future success depends, to a great extent, on our ability to successfully market our services through our network of independent agents. Our sales and marketing capabilities are more limited than many of our competitors who have captive internal sales forces and greater financial resources than us. We cannot assure you that any marketing and sales efforts undertaken on our behalf will be successful or will result in any significant sales.

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

      Our future success depends, in part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and who is responsible for executing that plan. The loss of Mr. Wachtel would adversely affect our business. At this time we do not have any term "key man" insurance on Mr. Wachtel. If we lose the services of Mr. Wachtel, our business, operations, and financial condition would be materially adversely affected.

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

      Depending on our ability to generate revenues, we may require additional funds to expand our business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand operations may be materially adversely affected.

Our principal stockholders have substantial control over our affairs.

      As of March 7, 2006, our president, Harry Wachtel, owned approximately 16.4% of the issued and outstanding shares of our common stock. Further, James
T. Martin owned and Kinderhook Partners, LP, two significant stockholders, owned approximately 19.7% and 19.4%, respectively, of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel, Mr. Martin or Kinderhook Partners, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 7, 2006, our closing stock price has ranged from $0.40 to $0.67. On March 7, 2006, our closing stock price was $0.65.

      The trading price of our common stock has been volatile and will continue to be subject to:

      o     volatility in the trading markets generally;

      o     significant fluctuations in our quarterly operating results; and

      o     announcements   regarding  our  business  or  the  business  of  our
            competitors.

      Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small-cap companies and which often have been unrelated to the operating performance of these companies.

The price of our common stock may be adversely affected by the possible issuance of shares of our common stock as a result of the exercise of outstanding options.

      We have granted options covering approximately 7.1 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

      Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National or SmallCap Market). We do not currently meet the minimum trading price requirement for listing on the Nasdaq SmallCap Market or the American Stock Exchange. There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

Item 2. PROPERTIES

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

Item 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not listed on any stock exchange. Our common stock is traded on the Nasdaq Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol "Auto." The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTCBB. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          Year Ended December 31, 2005                 High          Low
          -----------------------------------       ----------    ----------

          First quarter                               $0.74          $0.43
          Second quarter                               0.60           0.40
          Third quarter                                0.62           0.45
          Fourth quarter                               0.60           0.42

          Year Ended December 31, 2004                 High          Low
          -----------------------------------       ----------    ----------

          First quarter                               $0.70          $0.28
          Second quarter                               0.67           0.41
          Third quarter                                0.51           0.32
          Fourth quarter                               0.61           0.32

      As of March 7, 2006, the closing bid price per share for our common stock, as reported on the OTCBB was $0.65 As of March 7, 2006, we had approximately 1,000 beneficial stockholders.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                    Year ended December 31,
                                            --------------------------------------------------------
                                              2005        2004        2003        2002        2001
                                            --------    --------    --------    --------    --------
Statement of Operations Data:
----------------------------------------
Gross revenues                              $ 68,040    $ 46,492    $ 27,171    $ 18,863    $  8,029

Net revenues (1)                              13,554       8,734       5,076       3,368       1,567

Net  income (loss)                          $  3,608    $  1,466    $  1,300    $    340    $    (15)

Net income (loss) per share (2) (3)
     Basic                                  $    .11    $    .05    $    .05    $    .01    $   (.00)
     Diluted                                $    .11    $    .04    $    .05    $    .01    $   (.00)

(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The common stock equivalents for the year ended December 31, 2005, 2004, 2003 and 2002 were 2,400,000, 2,523,000, 1,434,000 and 635,000.

(3) The common stock equivalents for the year ended December 31, 2001 was 30,000. The common stock equivalents for these shares were not included in the calculation of diluted income (loss) per common share because the effect would have been antidilutive.

000's omitted                                                  As at December 31,
                                            --------------------------------------------------------
                                              2005        2004        2003        2002        2001
                                            --------    --------    --------    --------    --------
Balance Sheet Data:
----------------------------------------
Cash and cash equivalents                   $    419    $     38    $    133    $    684    $    898
Accounts receivable                           12,735       9,658       4,881       2,996       1,358
Total assets                                  16,646      11,795       6,286       3,944       2,458
Total liabilities                              8,515       7,383       4,394       3,356       2,215
Deficit                                      (11,084)    (14,692)    (16,158)    (17,458)    (17,798)
Stockholders' equity                           8,131       4,412       1,892         588         243

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively, during our most recently completed fiscal year.

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

      The most significant factors in our growth during the past two years have been internal growth experienced by our existing agents and the expansion of our brokerage services agent, contract carrier services agent and owner-operator networks. This growth is readily measured by the number of transactions we have processed, which increased from 30,800 in 2003 to 43,300 in 2004 and to 53,300 is 2005, an increase of 41% from 2003 to 2004 and 23% from 2004 to 2005. The average revenue dollar per load in our broker division also increased by 28% in 2004 as compared to 2003 and by 22% in 2005 as compared to 2004. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues, an increase in long-haul versus short-haul volume and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2005 vs 2004

      During the year ended December 31, 2005, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                   2005            2004
                                               ------------    ------------

           Net revenues                           100.0%          100.0%

              Commissions                          61.6%           59.3%
              Operating expenses                   22.2%           28.8%
              Interest expense                       .4%             .6%
              Income taxes (benefit)              (10.8)%          (5.5)%

           Net income                              26.6%           16.8%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $68,040,000 for the year ended December 31, 2005, as compared with $46,492,000 in the prior year, an increase of 46%. Net revenues were $13,554,000 for the year ended December 31, 2005, as compared with $8,734,000 in the prior year, an increase of 55%.

      Gross revenues from brokerage services increased to $58,150,000 from $36,931,000 and net revenues increased to $11,887,000 from $7,032,000 in the prior year. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 29% increase in the number of transactions processed and a 22% increase in the average dollar amount per load.

      Gross revenues from contract carrier services increased to $9,890,000 from $9,561,000 and net revenues decreased to $1,667,000 from 1,702,000 in the prior year. Gross revenues increased approximately 3% for the year. However, there were fluctuations during the year in the number of agents and owner-operators due to the termination of agents and the addition of new agents. As a result of these fluctuations, gross revenues during the first quarter of 2005 increased by 94% over the corresponding 2004 period and decreased 9%, 17% and 6% for the second, third and fourth quarters, respectively, as compared to the corresponding quarters of 2004. The decrease in net revenues is primarily the result of higher fuel costs and an increase in fuel service and detention charges which are passed directly through to our owner operators, thereby reducing net revenues as a percentage of gross revenues.

Costs and expenses

      Commissions totaled $8,348,000 for the year ended December 31, 2005, as compared with $5,179,000 in the prior year, an increase of 61%. This increase is the direct result of the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 62% for the year ended December 31, 2005 as compared with 59% in the prior year. This increase is the direct result of the expansion of our agent network at higher commission rates and additional bonuses earned after certain monthly benchmarks are achieved.

      Operating expenses totaled $3,005,000 for the year ended December 31, 2005, as compared with $2,519,000 in the prior year. As a percentage of net revenues, operating expenses were 22% for the year ended December 31, 2005 as compared with 29% in the prior year. This decrease is the direct result of our ability to leverage selling, general and administrative expenses in connection with business expansion. We have increased administrative staff commensurate with the increase in transaction volume. In February 2005, we moved our headquarters increasing our space to 5,300 square feet. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2006 without a significant increase in overhead.

      Interest expense was $56,000 for the year ended December 31, 2005 as compared with $50,000 in the prior year. This increase is primarily the result of increased average borrowings and the increase in the prime lending rate from 4% at the beginning of 2004 to 7.25% by the end of 2005. Our line of credit facility is at a interest rate of prime + 1/2%.

Income tax

      The income tax benefit of $1,463,000 for the year ended December 31, 2005 consisted of a benefit of $2,304,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $718,000 and state income taxes of $123,000. The income tax benefit of $480,000 for the year ended December 31, 2004 consisted of a benefit of $873,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $336,000 and state income taxes of $57,000. Based upon available objective evidence, including our post-merger history of profitability, we believe that it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2005 the valuation allowance was reduced by $2,304,000.

Comparison of 2004 vs 2003

      During the year ended December 31, 2004, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                                   2004            2003
                                               ------------    ------------

           Net revenues                           100.0%          100.0%

              Commissions                          59.3%           58.2%
              Operating expenses                   28.8%           28.9%
              Interest expense                       .6%            2.2%
              Income taxes (benefit)               (5.5)%         (14.9)%

           Net income                              16.8%           25.6%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $46,492,000 for the year ended December 31, 2004, as compared with $27,171,000 in the prior year, an increase of 71%. Net revenues were $8,734,000 for the year ended December 31, 2004, as compared with $5,076,000 in the prior year, an increase of 72%.

      Gross revenues from brokerage services increased to $36,931,000 from $25,106,000 and net revenues increased to $7,032,000 from $4,685,000 in the prior year. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 15% increase in the number of transactions processed and a 28% increase in the average dollar amount per load.

      Gross revenues from contract carrier services, which we began offering in 2003, increased to $9,561,000 from $2,065,000 and net revenues increased to $1,702,000 from $391,000 in the prior year. This increase is the direct result of the operation of our contract services for a full year and expansion of our agent network and customer base which resulted in a 426% increase in the number of transactions processed.

Costs and expenses

      Commissions totaled $5,179,000 for the year ended December 31, 2004, as compared with $2,955,000 in the prior year, an increase of 75%. This increase is the direct result of the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 59% for the year ended December 31, 2004 as compared with 58% in the prior year.

      Operating expenses totaled $2,519,000 for the year ended December 31, 2004, as compared with $1,466,000 in the prior year. As a percentage of net revenues, operating expenses were 29% for the years ended December 31, 2004 and 2003. This is the direct result of our ability to leverage selling, general and administrative expenses in connection with business expansion. We have increased administrative staff commensurate with the increase in transaction volume.

      Interest expense was $50,000 for the year ended December 31, 2004 as compared with $109,000 in the prior year. This decrease is primarily the result of borrowings pursuant to our line of credit, secured in May 2003 at a interest rate of prime + 1/2%, and the corresponding repayment in May 2003 of our $500,000 loan at an interest rate of 17%.

Income tax

      The income tax benefit of $480,000 for the year ended December 31, 2004 consisted of a benefit of $873,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $336,000 and state income taxes of $57,000. The income tax benefit of $754,000 for the year ended December 31, 2003 consisted of $784,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of state income taxes of $30,000. Based upon available objective evidence, including our post-merger history of profitability, we believe that it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2004 the valuation allowance was reduced by $873,000.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services agent network and contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

      For the year ended December 31, 2005, we increased gross revenues from $46.5 million to $68.0 million and had net income of $3,608,000 as compared with $1,466,000 in the prior year. As of December 31, 2005, we had an accumulated deficit of $11.1 million. Factors that could adversely affect our operating results include:

            o     the success of Sunteck in expanding  its business  operations;
                  and

            o     changes in general economic conditions.

      Depending on our ability to generate revenues, we may require additional funds to expand our business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand our operations may be materially adversely affected.

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under lines of credit.

      At December 31, 2005, we had outstanding $1,280,000 pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2006. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At December 31, 2005, we had liquid assets of approximately $419,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding at December 31, 2005 and 2004 was $1,280,000 and $1,998,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2005 and 2004, respectively:

                                          Weighted                    Weighted
                                          Average                     Average
                              Balance       Rate         Balance       Rate
                          ----------------------------------------------------
                               2005                       2004
                          ----------------------------------------------------

      Line of Credit       $1,280,000       6.4%      $1,998,000       5.2%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2005.

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

Critical Accounting Policies

      Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 of the Notes to Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving our estimates and assumptions are described below. Actual results could differ materially from our estimates under different assumptions or conditions.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2005, we had a net operating loss carryforward of approximately $14.3 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

Provision For Doubtful Accounts

      We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Standards

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which supersedes Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which is a revision of SFAS No. 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires employee stock options to be valued at fair value on the date of grant, and charged to expense in the Company's consolidated financial statements over the applicable vesting period. We will adopt the new standard using the modified prospective method in the first quarter of 2006. Under this method, compensation cost is recognized beginning with the effective date for all share based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows", requiring that any excess tax benefits received upon the exercise of options be reflected as financing cash inflows rather than operating cash inflows. Adoption of SFAS 123R will not change our accounting for non-employee stock options. Based on current employee stock options outstanding, management estimates that adoption of SFAS 123R will result in compensation expense related to employee stock options of approximately $18,000 in 2006.

Off-balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2005:

------------------------------------------------------------------------------------------------------
                                                      Payments due by period
                                   -------------------------------------------------------------------
       Contractual Obligations                   Less than 1                               More than 5
                                      Total         year        1-3 years     3-5 years       years
------------------------------------------------------------------------------------------------------
Operating Lease Obligations        $  303,000    $   68,000    $  141,000    $   94,000        --
------------------------------------------------------------------------------------------------------
Line of Credit                      1,280,000     1,280,000            --            --        --
------------------------------------------------------------------------------------------------------
Total                              $1,583,000    $1,348,000    $  141,000    $   94,000        --
------------------------------------------------------------------------------------------------------

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

Item 8. FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

      None.

Item 9A. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports it files or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are we reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the names, ages and positions of our directors, executive officers and key employees:

Name                      Age    Position
----                      ---    --------

Peter C. Einselen         66     Director
Thomas C. Robertson       60     Director
Harry Wachtel             47     President, chief executive officer and director
Mark Weiss                46     National account executive and director
William Wunderlich        58     Chief financial officer

      PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

      THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been senior vice president since 2004 and was president and chief financial officer from 1988 to 2004 and a director from 1988 to 2005 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

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

Director Compensation

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2005, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 100,000 shares of our common stock at prices ranging from $0.46 to $0.65 per share, 110% of the fair market value on the date of grant.

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

Audit Committee Matters

      Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year

      Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

      Our board has determined that the chairman of the audit committee, Mr. Robertson, is an "audit committee financial expert," as that term is defined in
Item 401(h) of Regulation SK, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Compensation Committee Interlocks and Insider Participation

      During 2005, the compensation committee consisted of Messrs. Einselen and Robertson, both of whom are non-employee directors. In December 2000, we issued 10-year 12% subordinated convertible debentures in the aggregate principal amount of $50,000 to Messrs. Einselen and Robertson. In January 2004, these debentures were acquired by Kinderhook Partners, LP, in a private placement transaction from the holders and were subsequently converted in shares of our common stock. To our knowledge, no member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                        REPORT OF COMPENSATION COMMITTEE

To the Board of Directors:

Compensation policies applicable to executive officers

      The purpose of the Company's executive compensation program is to attract, retain and motivate qualified executives to manage the business of the Company so as to maximize profits and shareholder value. Executive compensation in the aggregate is made up principally of the executive's annual base salary, a bonus based upon operating earnings, a discretionary bonus which may be awarded by the Company's Compensation Committee and awards of Company stock or stock options under the Company's Stock Option Plans. The Company's Compensation Committee annually considers and makes recommendations to the Board of Directors as to executive compensation including changes in base salary, bonuses and awards of Company stock or stock options.

      Consistent with the above-noted purpose of the executive compensation program, it is the policy of the Compensation Committee, in recommending the aggregate annual compensation of executive officers of the Company, to consider the overall performance of the Company and the individual contribution and performance of the executive. The performance of the Company is the significant factor. While shareholders' total return is important and is considered by the Compensation Committee, it is subject to the vagaries of the public market place and the Company's compensation program focuses on the Company's strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price. The corporate performance measure which the Compensation Committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

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

Compensation of the chief executive officer

      Mr. Wachtel's base salary of $205,000 and bonus of $125,000 for 2005 was based principally on his rights under his employment agreement with the Company.

      Mr. Wunderlich's base salary of $100,000 and bonus of $125,000 for 2005 was based principally on his rights under his employment agreement with the Company.

      Section  162(m)  of  the  Internal   Revenue  Code  of  1996,  as  amended
(the"Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2006 is also expected to qualify for deductibility. The Company currently intends to structure the performance-based portion of its executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

                        Respectfully submitted,

                        AutoInfo, Inc. Compensation Committee
                        (Thomas Robertson and Peter Einselin)

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

                               COMPANY PERFORMANCE
     AND COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG AUTOINFO, INC.,
                           THE NASDAQ COMPOSITE INDEX,
                     AND THE DOW JONES TRANSPORTATION INDEX

            The following graph shows a five year comparison of cumulative total returns for AutoInfo, the NASDAQ Composite Index, and the Nasdaq Transportation Index.

         [THE DATA BELOW REPRESENTS A LINE CHART IN THE PRINTED REPORT]

              NASDAQ COMPOSITE          DOW JONES
                   INDEX           TRANSPORTATION INDEX        AUTOINFO, INC.

2000*               1.00                   1.00                     1.00
2001                0.79                   0.73                     4.00
2002                0.54                   0.78                     6.33
2003                0.81                   1.02                     9.67
2004                0.88                   1.29                    20.33
2005                0.89                   1.42                    19.33

Item 11. EXECUTIVE COMPENSATION

Summary compensation.

      The following table sets forth certain information concerning compensation paid for services in all capacities awarded to, earned by or paid to our chief executive officer and the other most highly compensated executive officers during 2005, 2004 and 2003 whose aggregate compensation exceeded $100,000 ("Named Executive Officers").

                                                                                            All other
Name and principal position                                Salary           Bonus         compensation
---------------------------------------------------    --------------   -------------   ----------------
Harry Wachtel
President and chief executive officer
    2005........................................          $205,000         $125,000             --
    2004........................................          $205,000         $125,000             --
    2003........................................          $175,000          $51,531             --

William Wunderlich
Executive vice president and chief financial
    officer
    2005........................................          $100,000         $125,000             --
    2004........................................          $100,000         $125,000             --
    2003........................................          $ 93,750         $ 55,281             --

Mark Weiss
National account executive
    2005........................................          $122,703               --             --
    2004........................................          $107,503               --             --
    2003........................................          $118,592               --             --

Option grants during the year ended December 31, 2005, 2004 and 2003

      Our compensation committee did not grant any options to the Named Executive Officers during the years ended December 31, 2005, 2004 and 2003.

      Option exercises and year-end option values. The following table provides information with respect to options exercised by the Named Executive Officers during 2005 and the number and value of unexercised options held by the Named Executive Officers as of December 31, 2005.

    Aggregated Option Exercise in Last Fiscal Year and Year-End Option Values

                                                         Number of Shares Underlying      Value of Unexercised In-the-
                                                        Unexercised Options at Fiscal        Money Options At Fiscal
                                                                  Year-End                         Year-End (2)
                                                        -----------------------------     -----------------------------
                       Shares Acquired     Value
Name                     on Exercise    Realized (1)    Exercisable     Unexercisable     Exercisable     Unexercisable
----                     -----------    ------------    -----------     -------------     -----------     -------------
Harry Wachtel                   --              --              --               --               --             --
Mark Weiss                      --              --              --               --               --             --
William Wunderlich          40,000        $ 17,000         770,000               --         $370,000             --

----------
(1) For the purposes of this calculation, value is based upon the difference between the exercise price of the options and the stock price at date of exercise.

(2) For the purposes of this calculation, value is based upon the difference between the exercise price of the exercisable and unexercisable options and the stock price at December 31, 2005 of $0.58 per share.

                      Equity Compensation Plan Information
                          Year Ended December 31, 2005

                                                                                              Number of securities
                                                                                             remaining available for
                                          Number of securities       Weighted-average         future issuance under
                                           to be issued upon         exercise price of         equity compensation
                                              exercise of               outstanding              plans (excluding
                                          outstanding options,       options, warrants         securities reflected
           Plan Category                  warrants and rights           and rights                in column (a))
-------------------------------------    -----------------------    --------------------     ------------------------
                                                   (a)                       (b)                        (c)
Equity compensation plans
   approved by security holders
   (1985, 1986, 1989, 1992,
   1997, 1999, 2003 and 2005
   Stock Option Plans) (1) ...........          7,081,000                     $0.37                    958,000
                                               ==========                ==========                 ==========

Total ................................          7,081,000                     $0.37                    958,000
                                               ==========                ==========                 ==========

(1) We do not have any equity compensation plans which have not been approved by security holders.

Employment Agreements

      We have employment agreements with Messrs. Wachtel and Wunderlich providing for their employment, as our chief executive officer and chief financial officer, respectively, for terms expiring on December 31, 2008, subject to automatic one-year renewals unless either party gives written notice ninety days prior to the end of the then current term of the agreement. The agreements provide for annual base salaries of $250,000 and $175,000, respectively, and for participation in all executive benefit plans. Each of Mr. Wachtel's and Mr. Wunderlich's agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit (as defined in their respective employment agreements) up to $1,250,000 and 5% of our consolidated pre-tax profit in excess of $1,250,000. Further, Mr. Wachtel's agreement provides, among other things, that, if employment is terminated without cause (as defined therein) or if he terminates his employment for good reason (as defined therein) or within six months after a change of control (as defined therein), we will pay him an amount equal to his then current base salary plus the average incentive compensation due to him during the remaining term of the agreement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table, together with the accompanying footnotes, sets forth information, as of March 7, 2006, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, Named Executive Officers and all directors and executive officers as a group.

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

             Name of                      Shares of Common Stock     Percentage
       Beneficial Owner (1)                 Beneficially Owned      Of Ownership
       --------------------                 ------------------      ------------

(i) Directors and Executive Officers
Harry Wachtel                                   6,510,000(2)            20.5%
Thomas C. Robertson                               380,000(3)             1.2%
Peter C. Einselen                                 510,000(3)             1.6%
Mark Weiss                                        900,000(5)             2.8%
William I. Wunderlich                           1,322,000(4)(6)          4.1%
All executive officers and directors
as a group (5 persons)                          8,315,000(7)            25.1%

(ii) 5% Stockholders
James T. Martin                                 6,270,000               19.7%
Kinderhook Partners, LP                         6,159,000               19.4%

----------
(1) Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel, Mr. Weiss and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda. The address for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, NJ 07024.

(2) Includes 1,307,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.

(3)   Includes 280,000 shares issuable upon the exercise of stock options.

(4)   Includes 280,000 shares issuable upon the exercise of stock options.

(5) Includes 900,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.

(6) Includes 407,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(7) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 2000, we obtained financing totaling $575,000, including $363,000 from certain related parties, in the form of ten year 12% subordinated convertible debentures. The financing was provided in part by Harry Wachtel, our president and chief executive officer ($200,000), William Wunderlich, our chief financial officer ($25,000), two of our outside independent directors, Peter Einselen ($25,000) and Thomas Robertson ($25,000), and James Martin, a significant stockholder ($88,000). Interest of $4,000 and $69,000 was charged to operations in 2004 and 2003, respectively. In January 2004, these debentures were acquired by Kinderhook Partners, LP in a private placement transaction from the holders and were subsequently converted into 2,300,000 shares of our common stock.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                                               2005          2004
                                             -------       -------
Audit fees                                   $55,000       $48,000
Audit related fees                                --            --
Tax fees                                          --            --
All other fees                                    --            --
       Total fees                            $55,000       $48,000
                                             -------       -------

Audit Committee Pre-Approval Policies and Procedures

      Our audit committee charter provides that the audit committee will pre-approve audit services and non-audit services to be provided by our independent auditor before the auditor is engaged to render these services. The audit committee may consult with management in the decision-making process, but may not delegate this authority to management. The audit committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

                                     PART IV

Item 15. EXHIBITS

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

No. 10I Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of December 7, 2000. (9)

No. 10J Employment Agreement between AutoInfo, Inc. and William Wunderlich dated December 7, 2000. (9)

No. 10K     Amendment to Employment  Agreement between AutoInfo,  Inc. and Harry
            M. Wachtel dated as of May 7, 2005.*

No. 10L Amendment to Employment Agreement between AutoInfo, Inc. and William Wunderlich dated May 7, 2005.*

No. 10M Stock Purchase Agreement between AutoInfo, Inc and Kinderhook Partners, LP dated January 21, 2005.(10)

No. 10N Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated October 4, 2005.(10)

No. 10O Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated January 5, 2006.*

No. 10P First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al (10)

No. 10Q Second Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al *

No. 14A     Code of Ethics.(10)

No. 21A     Subsidiaries of the Registrant. (10)

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

(10) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on March 15, 2006 on its behalf by the undersigned, thereunto duly authorized.

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


/s/ Harry M. Wachtel
------------------------------
Harry M. Wachtel                    President, Chief Executive Officer       March 15, 2006
                                      and Chairman of the Board
                                      (Principal Executive Officer)


/s/ William I. Wunderlich
------------------------------
William I. Wunderlich               Chief Financial Officer
                                      (Principal Accounting Officer)         March 15, 2006


/s/ Mark Weiss
------------------------------
Mark Weiss                          Director                                 March 15, 2006


/s/ Peter C. Einselen
------------------------------
Peter C. Einselen                   Director                                 March 15, 2006


/s/ Thomas C. Robertson
------------------------------
Thomas C. Robertson                 Director                                 March 15, 2006

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004                 F-3

Consolidated Statements of Income for the Years Ended
       December 31, 2005, 2004 and 2003                                      F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2005, 2004 and 2003                                      F-5

Consolidated Statements of Cash Flows
       for the Years Ended December 31, 2005, 2004 and 2003                  F-6

Notes to Consolidated Financial Statements                                   F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

February 3, 2006
Shelton, Connecticut

                                 /s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
                                 -----------------------------------------------
                                 Dworken, Hillman, LaMorte & Sterczala, P.C.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                              -----------------------------
                                                                                  2005             2004
                                                                              ------------     ------------
               ASSETS (Note 2)

Current assets:
   Cash and cash equivalents                                                  $    419,000     $     38,000
   Accounts receivable, net of allowance for doubtful accounts of $201,000 and $125,000 as of December 31, 2005 and
     2004, respectively                                                         12,735,000        9,658,000
   Deferred income taxes  (Note 4)                                                 860,000          369,000
   Other current assets                                                            255,000          679,000
                                                                              ------------     ------------

Total current assets                                                            14,269,000       10,744,000

Fixed assets, net of depreciation                                                  292,000           69,000

Deferred income taxes (Note 4)                                                   2,047,000          952,000

Other assets                                                                        38,000           30,000
                                                                              ------------     ------------

                                                                              $ 16,646,000     $ 11,795,000
                                                                              ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Loan payable (Note 2)                                                      $  1,280,000     $  1,998,000
   Accounts payable and accrued liabilities                                      7,235,000        5,385,000
                                                                              ------------     ------------

Total current liabilities                                                        8,515,000        7,383,000
                                                                              ------------     ------------

Commitments and contingencies (Note 5)

Stockholders' equity : (Note 6)
  Common stock - authorized 100,000,000 shares, $.001 par
     value; issue and outstanding 31,624,000 and 31,218,000 as
     of December 31, 2005 and 2004, respectively                                    32,000           31,000
   Other capital                                                                   549,000          324,000
   Deferred compensation                                                          (413,000)        (277,000)
  Additional paid-in capital                                                    19,047,000       19,026,000
  Deficit                                                                      (11,084,000)     (14,692,000)
                                                                              ------------     ------------

  Total stockholders' equity                                                     8,131,000        4,412,000
                                                                              ------------     ------------

                                                                              $ 16,646,000     $ 11,795,000
                                                                              ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    For The Years Ended December 31,
                                             ----------------------------------------------
                                                 2005             2004             2003
                                             ------------     ------------     ------------
Gross revenues                               $ 68,040,000     $ 46,492,000     $ 27,171,000
Cost of transportation                         54,486,000       37,758,000       22,095,000
                                             ------------     ------------     ------------

Net revenues                                   13,554,000        8,734,000        5,076,000
                                             ------------     ------------     ------------

Commissions                                     8,348,000        5,179,000        2,955,000
Operating expenses                              3,005,000        2,519,000        1,466,000
                                             ------------     ------------     ------------
                                               11,353,000        7,698,000        4,421,000
                                             ------------     ------------     ------------

Income from operations                          2,201,000        1,036,000          655,000

Interest expense (Note 3)                          56,000           50,000          109,000
                                             ------------     ------------     ------------

Income before income taxes (benefit)            2,145,000          986,000          546,000
Income taxes (benefit)  (Note 4)               (1,463,000)        (480,000)        (754,000)
                                             ------------     ------------     ------------

Net income                                   $  3,608,000     $  1,466,000     $  1,300,000
                                             ============     ============     ============

Net income per share:
   Basic                                     $        .11     $        .05     $        .05
   Diluted                                   $        .11     $        .04              .05

Weighted average number of common shares:
   Basic                                       31,520,000       30,915,000       27,355,000
   Diluted                                     33,920,000       33,438,000       28,789,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Shares of
                                      Common                                                         Additional
                                      Stock           Common          Other          Deferred        Paid - In
                                   Outstanding        Stock          Capital       Compensation       Capital          Deficit
                                   ------------    ------------    ------------    ------------     ------------    ------------
Balance January 1, 2003              27,348,000    $     27,000    $               $                $ 18,019,000    $(17,458,000)

Exercise of stock options                35,000                                                            4,000

Net income                                                                                                             1,300,000
                                   ------------    ------------    ------------    ------------     ------------    ------------

Balance, December 31, 2003           27,383,000          27,000              --              --       18,023,000     (16,158,000)

Sale of common shares                 1,333,000           2,000                                          415,000

Conversion of subordinated
  debentures  (Note 3)                2,300,000           2,000                                          573,000

Exercise of stock options               202,000              --                                           15,000

Shares granted under stock
 option plans to non-employees                                          324,000        (324,000)

Compensation expense                                                                     47,000

Net income                                                                                                             1,466,000
                                   ------------    ------------    ------------    ------------     ------------    ------------

Balance, December 31, 2004           31,218,000    $     31,000    $    324,000    $   (277,000)    $ 19,026,000    $(14,692,000)

Exercise of stock options               406,000           1,000                                           21,000

Shares granted under stock
  option plans to non-employees                                         261,000        (261,000)

Cancellation of stock options                                           (36,000)         36,000

Compensation expense                                                                     89,000

Net income                                                                                                             3,608,000
                                   ------------    ------------    ------------    ------------     ------------    ------------

Balance, December 31, 2005           31,624,000    $     32,000    $    549,000    $   (413,000)    $ 19,047,000    $(11,084,000)
                                   ============    ============    ============    ============     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For The Years Ended December 31,
                                                            2005             2004             2003
                                                        ------------     ------------     ------------
Cash flows from operating activities:
  Net income                                            $  3,608,000     $  1,466,000     $  1,300,000
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Change in allowance for doubtful accounts               76,000           65,000               --
      Depreciation and amortization expenses                  85,000           40,000           38,000
      Deferred compensation expense                           89,000           47,000               --
      Deferred income taxes                               (1,586,000)        (537,000)        (784,000)

Changes in assets and liabilities:
    Accounts receivable, net                              (3,153,000)      (4,842,000)      (1,885,000)
    Other current assets                                     424,000         (398,000)        (218,000)
    Other assets                                              (8,000)         105,000           (2,000)
    Accounts payable and accrued liabilities               1,850,000        2,612,000          492,000
                                                        ------------     ------------     ------------

Net cash provided by (used in) operating activities        1,385,000       (1,442,000)      (1,059,000)
                                                        ------------     ------------     ------------

Cash flows from investing activities:
    Capital expenditures                                    (307,000)         (37,000)         (42,000)
                                                        ------------     ------------     ------------

Net cash used in investing activities                       (307,000)         (37,000)         (42,000)
                                                        ------------     ------------     ------------

Cash flows from financing activities:
    Sale of common shares                                         --          417,000               --
    Exercise of stock options                                 21,000           15,000            4,000
    (Decrease) increase in  loan payable, net               (718,000)         952,000          546,000
                                                        ------------     ------------     ------------

Net cash  provided by (used in) financing activities        (697,000)       1,384,000          550,000
                                                        ------------     ------------     ------------

Net change in cash and cash equivalents                      381,000          (95,000)        (551,000)
Cash and cash equivalents, beginning of year                  38,000          133,000          684,000
                                                        ------------     ------------     ------------

Cash and cash equivalents, end of year                  $    419,000     $     38,000     $    133,000
                                                        ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

      Through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), the Company is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. The Company's business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by it. The independent commissioned sales agents typically enter into exclusive contractual arrangements with the Company and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under the Company's contract carrier license, air cargo carriers and railroads.

      The Company's brokerage services are provided though a network of independent sales agents throughout the United States and Canada. The Company's services include arranging for the transport of customers' freight from the shippers location to the designated destination. The Company does not own any trucking equipment and relies on independent carriers for the movement of customers' freight. The Company seeks to establish long-term relationships with its customers and provides a variety of logistics services and solutions to eliminate inefficiencies in itscustomers' supply chain management.

      The Company's contract carrier services, which commenced in 2003, are also provided through a network of independent sales agents and independent owner-operators throughout the United States. The Company does no own any trucking equipment; its independent owner-operators lease onto the Company's operating authority and transport freight under the its name.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

      The consolidated financial statements include the accounts of the AutoInfo, Inc. (the Company), its wholly-owned subsidiary Sunteck Transport Co., Inc. and its wholly-owned subsidiary Sunteck Transport & Logistics, Inc., (collectively, Sunteck). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets

      Fixed assets as of December 31, 2005 and 2004, consisting predominantly of furniture, fixtures equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,400,000, 2,523,000 and 1,434,000 for the year ended December 31, 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation

      The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and, accordingly, no compensation cost has been recognized for stock options issued to employees in the financial statements. As discussed below in "Recently Issued Accounting Standards", the Company will adopt SFAS 123R in the first quarter of 2006.

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

Recently Issued Accounting Standards

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which supersedes Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which is a revision of SFAS No. 123 and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires employee stock options to be valued at fair value on the date of grant, and charged to expense in the Company's consolidated financial statements over the applicable vesting period. We will adopt the new standard using the modified prospective method in the first quarter of 2006. Under this method, compensation cost is recognized beginning with the effective date for all share based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows", requiring that any excess tax benefits received upon the exercise of options be reflected as financing cash inflows rather than operating cash inflows. Adoption of SFAS 123R will not change our accounting for non-employee stock options. Based on current employee stock options outstanding, management estimates that adoption of SFAS 123R will result in compensation expense related to employee stock options of approximately $18,000 in 2006.

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

Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net income.

Note 2 - Debt

Loan Payable

      In May 2003, the Company entered into a $1.5 million Line of Credit, expiring in May 2004, with a commercial lending institution, secured by substantially all assets of the Company. In 2004, this Line of Credit was increased to $2.5 million, expiring in June 2006. The Line of Credit provides for interest at the prime rate plus 1/2% and the maintenance of certain financial covenants.

Note 3 - Related Party Transactions

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

Note 4- Income Taxes

      For the years ended December 31, 2005, 2004 and 2003, the provision for income taxes consisted of the following:

                                              2005                          2004                         2003
                                     Current        Deferred       Current        Deferred       Current       Deferred
                                   --------------------------------------------------------------------------------------
Income tax expense before
  application of operating
  loss carryforwards               $   841.000    $        --    $   393.000    $        --    $   205.000    $        --

Income tax expense (benefit)
 of operating loss carryforwards      (718,000)       718,000       (336,000)       336,000       (175,000)
Cahange in valuation
 allowance                                         (2,304,000)                     (873,000)                     (784,000)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Income tax expense (benefit)       $   123,000    $(1,586,000)   $    57,000    $  (537,000)   $    30,000    $  (784,000)
                                   -----------    -----------    -----------    -----------    -----------    -----------

      The following table reconciles the Company's effective income tax rate on income from operations to the Federal Statutory Rate for the years ended December 31, 2005, 2004 and 2003:

                                                 2005        2004        2003
                                                ------      ------      ------
Federal Statutory Rate                            34.0%       34.0%       34.0%

State income taxes, net of federal benefit         3.4         5.7         3.6

Effect of:
   Utilization of operating loss carryforward    (34.0)      (34.0)      (34.0)
   Change in valuation allowance                 (44.0)      (54.4)     (141.6)
                                                ------      ------      ------
                                                 (40.6)%     (48.7)%    (138.0)%
                                                ======      ======      ======

      Deferred taxes are comprised of the following at December 31, 2005 and 2004:

                                                    December 31,    December 31,
                                                        2005            2004
                                                    ------------    ------------
      Deferred tax asset:
         Net operating loss carryforward            $ 4,872,000     $ 5,590,000
                                                    -----------     -----------

      Gross  deferred tax asset                       4,872,000       5,590,000
      Less: valuation allowance                      (1,965,000)     (4,269,000)
                                                    -----------     -----------

      Deferred tax asset                            $ 2,907,000     $ 1,321,000
                                                    ===========     ===========

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2005, the Company has a net operating loss carryforward of approximately $14.3 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

      Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2005, 2004 and 2003 the valuation allowance was reduced by $2,304,000, $873,000 and $784,000, respectively. However, there can be no assurance that the Company will meet its expectations of future income.

Note 5 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through April 2010. Future minimum lease payments are $68,000, $73,000, $68,000, $70,000 and $24,000 for the years ended
December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $97,000, $76,000 and $53,000,
respectively.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel and Wunderlich, as chief executive officer and chief financial officer, respectively, who are also stockholders. The agreements expire in December 31, 2008 and provide for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company's consolidated pre-tax profit (as defined) up to $1,250,000 and, 5% of our consolidated pre-tax profit in excess of $1,250,000, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $125,000 for the years ended December 31, 2005 and 2004, and $51,531 and $55,281 for the year ended December 31, 2003, respectively.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 6 - Stockholders' Equity

Stock Option Plans

      The Company has eight stock option plans; its 1985, 1986, 1989, 1992, 1997, 1999, 2003 and 2005 Plan (collectively, the Plans). Pursuant to the Plans, a total of 10,342,500 shares of Common Stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel for terms of up to ten years at not less than fair value of the shares at the dates of grant and are exercisable in whole or in part at stated times commencing one year after the date of grant. No further grants will be made under the 1985, 1986, 1989 or 1992 Plans.

      Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 7,081,000 as of December 31, 2005, 5,011,000 have been granted to independent sales agents.

      Option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

                                               Granted                       Exercisable
                                      --------------------------      -------------------------
                                                       Weighted                       Weighted
                                                       Average                        Average
                                       Number of       Exercise        Number of      Exercise
                                        Shares          Price           Shares         Price
                                      ----------      ----------      ----------     ----------
Outstanding at January 1, 2003         2,583,000             .11       1,005,000     $      .09
                                                                      ----------     ----------
Forfeited                               (222,000)            .10               ~              ~
Exercised                                (35,000)            .10               ~              ~
Granted                                1,769,000             .20               ~              ~
                                      ----------      ----------

Outstanding at December 31, 2003       4,095,000      $      .15       1,802,000     $      .10
                                                                      ----------     ----------
Forfeited                               (736,000)            .16               ~              ~
Exercised                               (202,000)            .07               ~              ~
Granted                                2,437,000             .44               ~              ~

Outstanding December 31, 2004          5,594,000      $      .28       2,449,000     $      .15
                                                                      ----------     ----------
Forfeited                               (611,000)            .33               ~              ~
Exercised                               (406,000)            .13               ~              ~
Granted                                2,504,000             .54               ~              ~
                                      ----------      ----------

Outstanding December 31, 2005          7,081,000      $      .37       3,245,000     $      .25
                                      ----------      ----------      ----------     ----------

As of December 31, 2005, there were 1,228,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2005 is as follows:

                                Options outstanding                          Options exercisable
                                -------------------                          -------------------
                                     Weighted
                                      average
                                     remaining
   Range of                       contractual life    Weighted average                 Weighted average
exercise prices        Shares         (years)          exercise price      Shares       exercise price
---------------        ------         -------          --------------      ------       --------------
   $ .05 - .10          925,000         3.45              $ .093           925,000         $ .093
     .11 - .20        1,227,000         7.08                .158           991,000           .151
     .24 - .37        1,240,000         4.49                .319           705,000           .311
     .41 - .65        3,689,000         4.96                .534           624,000           .561
---------------------------------------------------------------------------------------------------------
   $ .05 - .65        7,081,000         5.05              $ .373         3,245,000         $ .248
---------------------------------------------------------------------------------------------------------

      Weighted average fair value of options granted:

                        2005                                  $ .54
                        2004                                  $ .42
                        2003                                  $ .20

The fair value of each option  grant is estimated on the date of grant using the
Black  Scholes  option  pricing  model  with  the  following   weighted  average
assumptions by grant year. Adjustments for forfeitures are made as they occur.

                                                2005         2004         2003
                                              ----------------------------------

Risk-free interest rate                         3.00%        3.00%        3.00%
Expected dividend yield                            0%           0%           0%
Expected volatility factor                     22.29%       25.24%       41.06%
Expected option term, in years                  6.00         5.48           10

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

      Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and loan payable are carried at amounts which reasonably approximate fair value.

Note 8 - Quarterly Results of Operations (Unaudited)

                                                Year Ended December 31, 2005
                                                       Quarter Ended
                                  --------------------------------------------------------
                                     Mar 31        June 30         Sep 30         Dec 31
                                  -----------    -----------    -----------    -----------
Gross revenues                    $14,915,000    $15,477,000    $17,336,000    $20,312,000
                                  -----------    -----------    -----------    -----------

                                  -----------    -----------    -----------    -----------
Net income                        $   393,000    $   441,000    $   580,000    $ 2,194,000
                                  ===========    ===========    ===========    ===========

Basic net income per share        $      .013    $      .014    $      .018    $      .069
                                  -----------    -----------    -----------    -----------
Diluted net income per share      $      .011    $      .013    $      .017    $      .065
                                  ===========    ===========    ===========    ===========

                                                Year Ended December 31, 2004
                                                       Quarter Ended
                                  --------------------------------------------------------
                                     Mar 31        June 30         Sep 30         Dec 31
                                  -----------    -----------    -----------    -----------
Gross revenues                    $ 8,159,000    $10,960,000    $12,938,000    $14,435,000
                                  -----------    -----------    -----------    -----------

                                  -----------    -----------    -----------    -----------
Net income                        $   176,000    $   271,000    $   278,000    $   741,000
                                  ===========    ===========    ===========    ===========

Basic net income per share        $      .006    $      .009    $      .009    $      .023
                                  -----------    -----------    -----------    -----------
Diluted net income per share      $      .005    $      .008    $      .008    $      .022
                                  ===========    ===========    ===========    ===========

                                                Year Ended December 31, 2003
                                                       Quarter Ended
                                  --------------------------------------------------------
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
                                  ===========    ===========    ===========    ===========

Note 9 - Supplemental Disclosure of Cash Flow Information and Non-cash Financing Activities

      Cash paid for interest in 2005, 2004 and 2003 was $56,000, $50,000 and $109,000, respectively.

      The Company paid no federal income taxes in 2005, 2004 and 2003.

      In January 2004, $575,000 of outstanding 12% convertible debentures was converted into 2,300,000 shares of common stock.