Form 10-Q
period 2006-03-31
AUTOINFO INC
filed 2006-05-03
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: MARCH 31, 2006

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

                                YES |_|    NO |X|

Number of shares outstanding of the Registrant's common stock as of April 30, 2006: 31,799,000 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.     Consolidated Financial Statements:                              Page

            Balance Sheets
              March 31, 2006 (unaudited) and December 31, 2005 (audited)....  3

            Statements of Income (unaudited)
              Three months ended March 31, 2006 and 2005....................  4

            Statements of Cash Flows  (unaudited)
              Three months ended March 31, 2006 and 2005....................  5

            Notes to Unaudited Consolidated Financial Statements............  6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk ... 14

Item 4.       Controls and Procedures....................................... 14

Part II. Other Information.................................................. 14

Item 6.     Exhibits........................................................ 14

Signatures  ................................................................ 15

                          PART I. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,       December 31,
                                                                 2006             2005
                                                               Unaudited         Audited
                                                              ------------     ------------
ASSETS

Current assets:
   Cash                                                       $    326,000     $    419,000
   Accounts receivable, net of allowance for doubtful
       accounts of $247,000 and $201,000 as of March
       31, 2006 and December 31, 2005, respectively             12,428,000       12,735,000
   Deferred income taxes (Note 2)                                  827,000          860,000
   Other current assets                                            379,000          255,000
                                                              ------------     ------------

         Total current assets                                   13,960,000       14,269,000

Fixed assets, net of accumulated depreciation                      301,000          292,000

Deferred income taxes (Note 2)                                   2,654,000        2,047,000

Other assets                                                        38,000           38,000
                                                              ------------     ------------

                                                              $ 16,953,000     $ 16,646,000
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                             $    601,000     $  1,280,000
     Accounts payable and accrued liabilities                    7,009,000        7,235,000
                                                              ------------     ------------
          Total current liabilities                              7,610,000        8,515,000
                                                              ------------     ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
       $.001 par value; issued and outstanding - 0 shares
       as of March 31, 2006 and December 31, 2005                       --               --
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       31,799,000 shares as of March 31, 2006 and
       31,624,000 shares as of December 31, 2005                    32,000           32,000
   Other capital                                                   549,000          549,000
   Deferred compensation                                          (393,000)        (413,000)
   Additional paid-in capital                                   19,084,000       19,047,000
   Deficit                                                      (9,929,000)     (11,084,000)
                                                              ------------     ------------
        Total stockholders' equity                               9,343,000        8,131,000
                                                              ------------     ------------

                                                              $ 16,953,000     $ 16,646,000
                                                              ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      2006             2005
                                                  ------------     ------------

Gross revenues                                    $ 18,096,000     $ 14,915,000
Cost of transportation                              14,108,000       11,848,000
                                                  ------------     ------------

Net revenues                                         3,988,000        3,067,000
                                                  ------------     ------------

Commissions                                          2,478,000        1,900,000
Operating expenses                                     888,000          780,000
                                                  ------------     ------------
                                                     3,366,000        2,680,000
                                                  ------------     ------------

Income from operations                                 622,000          387,000
Interest expense                                         6,000           28,000
                                                  ------------     ------------

Income before income taxes                             616,000          359,000
Income taxes (benefit)  (Note 2)                      (539,000)         (34,000)
                                                  ------------     ------------

Net income                                        $  1,155,000     $    393,000
                                                  ============     ============

Net income per share
     Basic                                        $        .04     $        .01
                                                  ------------     ------------
     Diluted                                      $        .03     $        .01
                                                  ------------     ------------

Weighted average number of common shares
     Basic                                          31,751,000       31,338,000
                                                  ------------     ------------
     Diluted                                        34,506,000       34,177,000
                                                  ------------     ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        2006            2005
                                                    -----------     -----------
Cash flows from operating activities:
Net income                                          $ 1,155,000     $   393,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in allowance for doubtful accounts           46,000          45,000
     Depreciation and amortization                       25,000          10,000
     Deferred compensation expense                       33,000          17,000
     Deferred income taxes                             (574,000)        (56,000)
Changes in assets and liabilities:
     Accounts receivable                                262,000          56,000
     Other current assets                              (124,000)        348,000
     Other assets                                            --         (60,000)
     Accounts payable and accrued liabilities          (227,000)       (471,000)
                                                    -----------     -----------

Net cash provided by operating activities               596,000         282,000
                                                    -----------     -----------

Cash flows from investing activities:
     Capital expenditures                               (34,000)        (47,000)
                                                    -----------     -----------
Net cash used in investing activities                   (34,000)        (47,000)
                                                    -----------     -----------

Cash flows from financing activities:
    Exercise of stock options                            24,000          23,000
    Decrease in  loan payable, net                     (679,000)       (245,000)
                                                    -----------     -----------
Net cash used in financing activities                  (655,000)       (222,000)
                                                    -----------     -----------

Net change in cash                                      (93,000)         13,000
Cash, beginning of period                               419,000          38,000
                                                    -----------     -----------

Cash, end of period                                 $   326,000     $    51,000
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Note 1. - Business and Summary of Significant Accounting Policies

Business

      The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided though a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Fixed Assets

      Fixed  assets as of March  31,  2006 and  December  31,  2005,  consisting predominantly of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,755,000 and 2,839,000, respectively, for the periods ended March 31, 2006 and 2005.

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

Stock-Based Compensation

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R) utilizing the modified prospective transition method. SFAS 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested.

      The Company's results of operations for the three months ended March 31, 2006 include an additional $12,000 in operating expense related to the adoption of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

      Adoption of SFAS 123R did not change the Company's accounting for share based payments issued to non-employees.

Note 2- Income Taxes

      For the periods ended March 31, 2006 and 2005, the provision for income taxes consisted of the following:

                                                     2006                        2005
                                            ---------------------------------------------------
                                             Current      Deferred       Current      Deferred
                                            ---------------------------------------------------
      Tax expense before application of
           operating loss carryforwards     $ 244,000     $      --     $ 143,000     $      --
      Tax expense (benefit) of operating
           loss carryforwards                (209,000)      209,000      (121,000)      121,000
      Change in valuation allowance                --      (783,000)           --      (177,000)
                                            ---------------------------------------------------

      Income tax expense (benefit)          $  35,000     $(574,000)    $  22,000     $ (56,000)
                                            ---------------------------------------------------

      Deferred taxes are comprised of the following at March 31, 2006 and December 31, 2005:

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
            Deferred tax assets:
                 Net operating loss carryforward   $  4,663,000    $  4,872,000
                                                   ------------    ------------

            Gross  deferred tax assets                4,663,000       4,872,000
            Less: valuation allowance                (1,182,000)     (1,965,000)
                                                   ------------    ------------

            Deferred tax asset                     $  3,481,000    $  2,907,000
                                                   ============    ============

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2005, the Company has a net operating loss carryforward of approximately $14.3 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. The Company has established a valuation allowance for the portion of the possible tax savings not likely to be realized by the end of the carryforward period.

      Based upon available objective evidence, including the Company's history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. However, there can be no assurance that the Company will meet its expectations of future income.

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively, during our most recently completed fiscal year.

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

      During the quarter ended March 31, 2006, the increase in gross revenue, net revenue and operating income was primarily generated in our brokerage division. This growth is readily measured by the number of transactions we have processed, which increased for the respective three month periods from 10,600 in 2005 to 11,200 is 2006, an increase of 6%, and the average revenue dollars per load, which increased by 19% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage increased by 10% in 2006 as compared to 2005. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

Results of operations

For the three months ended March 31, 2006 and 2005

      During the quarter ended March 31, 2006, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                              2006             2005
                                          ------------     ------------

          Net revenues                       100.0%           100.0%

             Commissions                      62.1%            62.0%
             Operating expenses               22.3%            25.4%
             Interest expense                   .1%              .9%
             Income taxes (benefit)          (13.5)%           (1.1)%

          Net income                          29.0%            12.8%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $18,096,000 for the quarter ended March 31, 2006, as compared with $14,915,000 in the prior year period, an increase of 21%. Net revenues were $3,988,000 for the quarter ended March 31, 2006, as compared with $3,067,000 in the prior year period, an increase of 30%.

      Gross revenues from brokerage services increased to $15,416,000 from $12,372,000 and net revenues increased to $3,541,000 from $2,581,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 6% increase in the number of transactions processed and an increase of 18% in the average dollars per load.

      Gross revenues from contract carrier services increased to $2,680,000 from $2,543,000 as the result of a 14% increase in average revenue dollars per load. Net revenues decreased to $447,000 from $486,000 as a result of higher fuel costs and an increase in fuel service and detention charges which are passed directly through to our owner operators, thereby reducing net revenues as a percentage of gross revenues.

Costs and expenses

      Commissions totaled $2,478,000 for the quarter ended March 31, 2006, as compared with $1,900,000 in the prior year period, an increase of 30%. This increase is the result of the increase in net revenues. As a percentage of net revenues, commissions were 62% for the respective quarters ended March 31, 2006 and 2005.

      Operating expenses totaled $888,000 for the quarter ended March 31, 2006, as compared with $780,000 in the prior year period, an increase of 14%. As a percentage of net revenues, operating expenses were 22% for the quarter ended March 31, 2006, as compared with 25% in the prior year period. This decrease is the direct result of our ability to leverage selling, general and administrative expenses in connection with business expansion. During 2005, we moved our headquarters to a larger 5,300 square foot facility. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2006 without a significant increase in overhead.

      Interest expense was $6,000 for the quarter ended March 31, 2006, as compared with $28,000 in the prior year period. This decrease is primarily the result of decreased borrowings pursuant to our $2.5 million line of credit at an interest rate of prime + 1/2%.

Income tax

      The income tax benefit of $539,000 for the quarter ended March 31, 2006 consisted of a benefit of $783,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $209,000 and state income taxes of $35,000. The income tax benefit of $34,000 for the quarter ended March 31, 2005 consisted of $177,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $121,000 and state income taxes of $22,000. Based upon available objective evidence, including our profitability, we believe that it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, as of March 31, 2006, the valuation allowance was reduced by an additional $783,000.

Trends and uncertainties

      The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past four years has been the expansion of our brokerage services agent network and expansion of our contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

      For the quarter ended March 31, 2006, we increased gross revenues from $14.9 million to $18.1 million and had net income of $1,155,000 as compared with $393,000 in the prior year. As of March 31, 2006, we had an accumulated deficit of $9.9 million. Factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit.

      At March 31, 2006, we had an outstanding balance of $601,000 under our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2006. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At March 31, 2006, we had liquid assets of approximately $326,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of March 31, 2006 and 2005 was $601,000 and $1,753,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2006 and 2005, respectively:

                                        Weighted                      Weighted
                          Balance     Average Rate      Balance     Average Rate
                         -------------------------------------------------------
                                    2006                             2005
                         -------------------------------------------------------

      Line of Credit     $ 601,000        8.25%       $ 1,753,000       6.0%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2006.

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

      Emerging Issues Task Force No. 99-19, "Reporting Revenues Gross as a Principal Versus Net as an Agent" (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and have latitude in pricing decisions. Accordingly, we record all transactions at the gross amount, consistent with the provisions of EITF 99-19.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

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

                                    AUTOINFO, INC.


                                    By: /s/ Harry Wachtel
                                        ----------------------------------------
                                        Harry Wachtel
                                        President and Chief Executive Officer


                                    By: /s/ William Wunderlich
                                        ----------------------------------------
                                        William Wunderlich
                                        Executive Vice President and
                                        Principal Financial Officer

Date: May 2, 2006