Form 10-Q
period 2006-06-30
AUTOINFO INC
filed 2006-08-02
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: JUNE 30, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from ________________ to ________________

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

                                 YES |_| NO |X|

Number of shares outstanding of the Registrant's common stock as of July 31, 2006: 31,935,000 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1.   Consolidated Financial Statements:                                Page

          Balance Sheets
            June 30, 2006 (unaudited) and December 31, 2005 (audited) ....   3

          Statements of Income (unaudited)
            Three and six months ended June 30, 2006 and 2005 ............   4

          Statements of Cash Flows  (unaudited)
            Six months ended June 30, 2006 and 2005 ......................   5

          Notes to Unaudited Consolidated Financial Statements ...........   6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .....  15

Item 4.   Controls and Procedures ........................................  15

Part II. Other Information ...............................................  15

Signatures ...............................................................  17

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,       December 31,
                                                               2006             2005
                                                           ------------     ------------
                                                            Unaudited         Audited
ASSETS

Current assets:
   Cash                                                    $    145,000     $    419,000
   Acounts receivable, net of allowance for doubtful
     accounts of $285,000 and $201,000 as of June 30,
     2006 and December 31, 2005, respectively                14,179,000       12,735,000
   Deferred income taxes (Note 2)                               905,000          860,000
   Other current assets                                         414,000          255,000
                                                           ------------     ------------

        Total current assets                                 15,643,000       14,269,000

Fixed assets, net of accumulated depreciation                   278,000          292,000

Deferred income taxes (Note 2)                                2,865,000        2,047,000

Other assets                                                    319,000           38,000
                                                           ------------     ------------

                                                           $ 19,105,000     $ 16,646,000
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                          $  1,162,000     $  1,280,000
     Accounts payable and accrued liabilities                 7,521,000        7,235,000
                                                           ------------     ------------
         Total current liabilities                            8,683,000        8,515,000
                                                           ------------     ------------

Stockholders' Equity
   Preferred stock - authorized 10,000,000 shares
     $.001 par value; issued and outstanding - 0 shares
     as of June 30, 2006 and December 31, 2005                       --               --
   Common stock - authorized 100,000,000 shares
     $.001 par value; issued and outstanding -
     31,843,000 shares as of June 30, 2006 and
     31,624,000 shares as of December 31, 2005                   32,000           32,000
   Other capital                                              1,219,000          549,000
   Deferred compensation                                     (1,029,000)        (413,000)
    Additional paid-in capital                               19,085,000       19,047,000
    Deficit                                                  (8,885,000)     (11,084,000)
                                                           ------------     ------------
        Total stockholders' equity                           10,422,000        8,131,000
                                                           ------------     ------------

                                                           $ 19,105,000     $ 16,646,000
                                                           ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Six Months Ended                  Three Months Ended
                                                       June 30,                           June 30,
                                             -----------------------------     -----------------------------
                                                 2006             2005             2006             2005
                                             ------------     ------------     ------------     ------------
Gross revenues                               $ 38,954,000     $ 30,392,000     $ 20,858,000     $ 15,477,000
Cost of transportation                         30,507,000       24,410,000       16,399,000       12,562,000
                                             ------------     ------------     ------------     ------------

Net revenues                                    8,447,000        5,982,000        4,459,000        2,915,000
                                             ------------     ------------     ------------     ------------

Commissions                                     5,207,000        3,639,000        2,729,000        1,739,000
Operating expenses                              1,799,000        1,537,000          911,000          757,000
                                             ------------     ------------     ------------     ------------
                                                7,006,000        5,176,000        3,640,000        2,496,000
                                             ------------     ------------     ------------     ------------

Income from operations                          1,441,000          806,000          819,000          419,000
Interest expense                                   24,000           39,000           18,000           11,000
                                             ------------     ------------     ------------     ------------

Income before income taxes                      1,417,000          767,000          801,000          408,000
Income taxes (benefit) (Note 2)                  (782,000)         (67,000)        (243,000)         (33,000)
                                             ------------     ------------     ------------     ------------

Net income                                   $  2,199,000     $    834,000     $  1,044,000     $    441,000
                                             ============     ============     ============     ============

Net income per share:
     Basic                                   $        .07     $        .03     $        .03     $        .01
     Diluted                                 $        .06     $        .02     $        .03     $        .01

Weighted average number of common shares:
     Basic                                     31,786,000       31,408,000       31,821,000       31,479,000
     Diluted                                   35,448,000       34,024,000       36,390,000       33,872,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           2006            2005
                                                       -----------     -----------
Cash flows from operating activities:
Net income                                             $ 2,199,000     $   834,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Change in allowance for doubtful accounts              84,000          71,000
     Depreciation and amortization                          50,000          36,000
     Deferred compensation expense                          60,000          47,000
     Deferred income taxes                                (863,000)       (112,000)
Changes in assets and liabilities:
     Accounts receivable                                (1,528,000)        944,000
     Other current assets                                 (159,000)        400,000
     Other assets                                         (281,000)         30,000
     Accounts payable and accrued liabilities              286,000          24,000
                                                       -----------     -----------

Net cash provided by (used in) operating activities       (152,000)      2,274,000
                                                       -----------     -----------

Cash flows from investing activities:
     Capital expenditures                                  (37,000)       (186,000)
                                                       -----------     -----------
Net cash used in investing activities                      (37,000)       (186,000)
                                                       -----------     -----------

Cash flows from financing activities:
    Exercise of stock options                               33,000          48,000
    Decrease in  loan payable, net                        (118,000)     (1,998,000)
                                                       -----------     -----------
Net cash used in financing activities                      (85,000)     (1,950,000)
                                                       -----------     -----------

Net change in cash                                        (274,000)        138,000
Cash at beginning of period                                419,000          38,000
                                                       -----------     -----------

Cash at end of period                                  $   145,000     $   176,000
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

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Fixed Assets

      Fixed assets as of June 30, 2006 and December 31, 2005, consisting predominantly of furniture, fixtures, equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 4,569,000 and 2,393,000, and 3,662,000 and 2,616,000, for the
three and six month periods ended June 30, 2006 and 2005, respectively.

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

      The Company's results of operations for the six months ended June 30, 2006 include an additional $6,000 in operating expense related to the adoption of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

      Adoption of SFAS 123R did not change the Company's accounting for share based payments issued to non-employees.

Note 2- Income Taxes

      For the three and six month periods ended June 30, 2006 and 2005, the provision for income taxes consisted of the following:

                                                             Six Months Ended June 30,
                                            -----------------------------------------------------------
                                                        2006                            2005
                                            -----------------------------------------------------------
                                              Current         Deferred        Current         Deferred
                                            -----------------------------------------------------------
      Tax expense before application of
           operating loss carryforwards     $   556,000     $        --     $   307,000     $        --
      Tax expense (benefit) of operating
           loss carryforwards                  (475,000)        475,000        (262,000)        262,000
      Change in valuation allowance                  --      (1,338,000)             --        (374,000)
                                            -----------------------------------------------------------

      Income tax expense (benefit)          $    81,000     $  (863,000)    $    45,000     $  (112,000)
                                            -----------------------------------------------------------

                                                            Three Months Ended June 30,
                                            -----------------------------------------------------------
                                                        2006                            2005
                                            -----------------------------------------------------------
                                              Current         Deferred        Current         Deferred
                                            -----------------------------------------------------------
      Tax expense before application of
           operating loss carryforwards     $   312,000     $        --     $   164,000     $        --
      Tax expense (benefit) of operating
           loss carryforwards                  (266,000)        266,000        (141,000)        141,000
      Change in valuation allowance                  --        (555,000)             --        (197,000)
                                            -----------------------------------------------------------

      Income tax expense (benefit)          $    46,000     $  (289,000)    $    23,000     $   (56,000)
                                            -----------------------------------------------------------

      Deferred taxes are comprised of the following at June 30, 2006 and December 31, 2005:

                                                      June 30,      December 31,
                                                        2006            2005
                                                     -----------    ------------
             Deferred tax assets:
                  Net operating loss carryforward    $ 4,397,000    $ 4,872,000
                                                     -----------    -----------

             Gross  deferred tax assets                4,397,000      4,872,000
             Less: valuation allowance                  (627,000)    (1,965,000)
                                                     -----------    -----------

             Deferred tax asset                      $ 3,770,000    $ 2,907,000
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

      Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. We undertake no obligation to revise or update publicly any forward looking statements for any reason. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation services business with revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively, during our most recently completed fiscal year and approximately $39.0 million, $8.5 million and $2.2 million, respectively, during the six months ended June 30, 2006.

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

      During the six months ended June 30, 2006 compared to 2005, the growth of our business is readily measured by (i) the number of transactions we have processed, which increased for the respective six month periods from 26,300 in 2005 to 28,600 in 2006, an increase of 9%, and (ii) the average revenue dollars per load, which increased by 18% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage increased by 10% in 2006 as compared to 2005. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the three months ended June 30, 2006 compared to 2005, the growth of our business is readily measured by (i) the number of transactions we have processed, which increased for the respective three month periods from 13,000 in 2005 to 14,850 in 2006, an increase of 14%, and (ii) the average revenue dollars per load, which increased by 18% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage increased by 14% in 2006 as compared to 2005. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and six months ended June 30, 2006 and 2005

      During the three and six month periods ended June 30, 2006, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                 2006         2005         2006         2005
                               --------     --------     --------     --------

      Net revenues                100.0%       100.0%       100.0%       100.0%
                               --------     --------     --------     --------

         Commissions               61.2%        59.6%        61.6%        60.8%
         Operating expenses        20.4%        26.0%        21.3%        25.7%
         Interest expense            .4%          .4%          .3%          .7%
         Income taxes              (5.4%)       (1.1%)       (9.2%)       (1.1%)
                               --------     --------     --------     --------

      Net income                   23.4%        15.1%        26.0%        13.9%
                               --------     --------     --------     --------

Revenues

Three Months Ended June 30, 2006 Compared to 2005

      For the three months ended June 30, 2006, gross revenues, consisting of freight fees and other related services revenue, totaled $20,858,000 as compared with $15,477,000 in the prior year period, an increase of 35%. Net revenues were $4,459,000 as compared with $2,915,000 in the prior year period, an increase of 53%.

      Gross revenues from brokerage services increased to $17,433,000 from $13,139,000 and net revenues increased to $3,923,000 from $2,502,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 14% increase in the number of transactions processed and an increase of 17% in the average dollars per load.

      Gross revenues from contract carrier services increased to $3,425,000 from $2,338,000 and net revenues increased to $536,000 from $413,000 which is a direct result of a 17% decrease in the number of transactions processed offset by an increase of 25% in the average dollars per load.

Six Months Ended June 30, 2006 Compared to 2005

      For the six months ended June 30, 2006, gross revenues, consisting of freight fees and other related services revenue, totaled $38,954,000 as compared with $30,392,000 in the prior year period, an increase of 28%. Net revenues were $8,447,000 as compared with $5,982,000 in the prior year period, an increase of 41%.

      Gross revenues from brokerage services increased to $32,849,000 from $25,511,000 and net revenues increased to $7,464,000 from $5,084,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 10% increase in the number of transactions processed and an increase of 18% in the average dollars per load.

      Gross revenues from contract carrier services increased to $6,105,000 from $4,881,000 and net revenues increased to $983,000 from $898,000 which is a direct result of a 6% increase in the number of transactions processed and an increase of 18% in the average dollars per load.

Costs and expenses

Commissions

      For the three months ended June 30, 2006, commissions totaled $2,729,000 as compared with $1,739,000 in the prior year period. As a percentage of net revenues, commissions were 61% as compared with 60% in the prior year period. For the six months ended June 30, 2006, commissions totaled $5,207,000 as compared with $3,639,000 in the prior year period. As a percentage of net revenues, commissions were 62% as compared with 61% in the prior year period. These increases are the result of the higher commission rates associated with the expansion of the sales agent base in our brokerage services.

Operating expenses

      For the three months ended June 30, 2006, operating expenses totaled $911,000 as compared with $757,000 in the prior year period. As a percentage of net revenues, operating expenses were 20% as compared with 26% in the prior year period. For the six months ended June 30, 2006, operating expenses totaled $1,799,000 as compared with $1,537,000 in the prior year period. As a percentage of net revenues, operating expenses were 21% as compared with 26% in the prior year period. These decreases are the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. During 2006, we moved our headquarters increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2006 without a significant increase in overhead.

Interest Expense

      For the three months ended June 30, 2006, interest expense totaled $18,000 as compared with $11,000 in the prior year period. This increase is primarily the result of increased borrowings pursuant to our $2.5 million line of credit and an increase in the average interest rate during the period. For the six months ended June 30, 2006, interest expense totaled $24,000 as compared with $39,000 in the prior year period. This decrease is primarily the result of reduced borrowings during the first quarter of 2006 as compared with the corresponding 2005 period.

Income tax

      The income tax benefit of $243,000 for the three months ended June 30, 2006 consisted of $555,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $266,000 and state income taxes of $46,000. The income tax benefit of $33,000 for the three months ended June 30, 2005 consisted of $197,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $141,000 and state income taxes of $23,000.

      The income tax benefit of $782,000 for the six months ended June 30, 2006 consisted of $1,338,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $475,000 and state income taxes of $81,000. The income tax benefit of $67,000 for the six months ended June 30, 2005 consisted of $374,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $262,000 and state income taxes of $45,000.

      Based upon available objective evidence, including our profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize a portion of the net operating loss carryforward before its expiration in 2014. Accordingly, the valuation allowance was reduced by an additional $555,000 and $783,000 for the three and six months ended June 30, 2006, respectively.

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

      For the six months ended June 30, 2006, we increased gross revenues from $30.4 million to $39.0 million and had net income of $2,199,000 as compared with $834,000 in the prior year. As of June 30, 2006, we had an accumulated deficit of $8.9 million. Factors that could adversely affect our operating results include:

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

      At June 30, 2006, we had borrowings of $1,162,000 outstanding pursuant to our $2,500,000 line of credit. The line of credit, obtained from a bank in May 2003, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in September 2006. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At June 30, 2006, we had liquid assets of approximately $145,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of June 30, 2006 and 2005 was $1,162,000 and $1,280,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of June 30, 2006 and 2005, respectively:

                                           Weighted                      Weighted
                              Balance    Average Rate      Balance     Average Rate
                           --------------------------------------------------------
                                      2006                           2005
                           --------------------------------------------------------
       Line of Credit      $ 1,162,000       8.78%       $ 1,280,000        6.5%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended June 30, 2006.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2005, we had a net operating loss carryforward of approximately $16.5 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, shareholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. We have established a valuation allowance for the portion of possible tax savings not likely to be realized by the end of the carryforward period.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                             CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     Part II

                                OTHER INFORMATION

Item 1 - 4: Inapplicable.

Item 5:     Other information.

            In June 2006, the our board of directors approved the AutoInfo, Inc. 2006 Independent Sales Agents' Stock Option Plan providing for the granting of non-qualified stock options for the purchase of up to 7,000,000 shares of our common stock to our independent sales agents, on the terms and conditions set forth therein. Further, in June 2006, our board of directors approved the AutoInfo, Inc. 2006 Stock Option Plan providing for the granting of qualified and non-qualified stock options for the purchase of up to 3,000,000 shares of our common stock to our officers, directors, employees, agents and consultants, on the terms and conditions set forth therein. The 2006 Stock Option Plan is subject to stockholder approval.

Item 6:     Exhibits.

4A          2006 Independent Sales Agents' Stock Option Plan.*

4B          2006 Stock Option Plan.*

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

                                     AUTOINFO, INC.

                                     By: /s/ Harry Wachtel
                                         ---------------------------------------
                                         Harry Wachtel
                                         President and Chief Executive Officer

                                     By: /s/ William Wunderlich
                                         ---------------------------------------
                                         William Wunderlich
                                         Executive Vice President and Principal
                                         Financial Officer

Date: August 1, 2006