Form 10-Q
period 2006-09-30
AUTOINFO INC
filed 2006-11-09
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2006

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

                             YES |_|       NO |X|

Number of shares outstanding of the Registrant's common stock as of October 31, 2006: 32,096,000 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

Item 1. Consolidated Financial Statements:                                  Page

        Balance Sheets
          September 30, 2006 (unaudited) and December 31, 2005 (audited) ..   3

        Statements of Income (unaudited)
          Three and nine months ended September 30, 2006 and 2005 .........   4

        Statements of Cash Flows (unaudited)
          Nine months ended September 30, 2006 and 2005 ...................   5

        Notes to Unaudited Consolidated Financial Statements ..............   6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................  10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  15

Item 4. Controls and Procedures ...........................................  15

Part II. Other Information ................................................  15

Signatures ................................................................  17

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,       December 31,
                                                                         2006                2005
                                                                     -------------       ------------
                                                                      Unaudited             Audited
ASSETS

Current assets:
   Cash                                                              $  1,050,000        $    419,000
   Accounts receivable, net of allowance for doubtful
       accounts of $323,000 and $201,000 as of
       September 30, 2006 and December 31, 2005,
       respectively                                                    15,480,000          12,735,000
   Deferred income taxes (Note 2)                                         980,000             860,000
   Other current assets                                                   488,000             255,000
                                                                     ------------        ------------

         Total current assets                                          17,998,000          14,269,000

Fixed assets, net of accumulated depreciation                             281,000             292,000
Deferred income taxes (Note 2)                                          3,073,000           2,047,000
Other assets                                                            1,269,000              38,000
                                                                     ------------        ------------

                                                                     $ 22,621,000        $ 16,646,000
                                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                                    $  2,114,000        $  1,280,000
     Accounts payable and accrued liabilities                           8,994,000           7,235,000
                                                                     ------------        ------------
          Total current liabilities                                    11,108,000           8,515,000
                                                                     ------------        ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
       $.001 par value; issued and outstanding - 0 shares
       as of September 30, 2006 and December 31, 2005                          --                  --
  Common stock - authorized 100,000,000 shares
       $.001 par value; issued and outstanding -
       32,052,000 shares as of September 30, 2006 and
       31,624,000 shares as of December 31, 2005                           32,000              32,000
   Other capital                                                        1,219,000             549,000
   Deferred compensation                                                 (982,000)           (413,000)
   Additional paid-in capital                                          19,143,000          19,047,000
   Deficit                                                             (7,899,000)        (11,084,000)
                                                                     ------------        ------------
        Total stockholders' equity                                     11,513,000           8,131,000
                                                                     ------------        ------------

                                                                     $ 22,621,000        $ 16,646,000
                                                                     ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                Nine Months Ended                       Three Months Ended
                                                                  September 30,                             September 30,
                                                        ---------------------------------         ---------------------------------
                                                            2006                 2005                 2006                  2005
                                                        ------------         ------------         ------------         ------------
Gross revenues                                          $ 61,395,000         $ 47,728,000         $ 22,441,000         $ 17,336,000
Cost of transportation                                    48,384,000           38,350,000           17,877,000           13,940,000
                                                        ------------         ------------         ------------         ------------

Net revenues                                              13,011,000            9,378,000            4,564,000            3,396,000
                                                        ------------         ------------         ------------         ------------

Commissions                                                8,025,000            5,720,000            2,818,000            2,081,000
Operating expenses                                         2,759,000            2,286,000              960,000              749,000
                                                        ------------         ------------         ------------         ------------
                                                          10,784,000            8,006,000            3,778,000            2,830,000
                                                        ------------         ------------         ------------         ------------

Income from operations                                     2,227,000            1,372,000              786,000              566,000
Interest expense                                              63,000               42,000               39,000                3,000
                                                        ------------         ------------         ------------         ------------

Income before income taxes                                 2,164,000            1,330,000              747,000              563,000
Income taxes (benefit) (Note 2)                           (1,021,000)             (84,000)            (239,000)             (17,000)
                                                        ------------         ------------         ------------         ------------

Net  income                                             $  3,185,000         $  1,414,000         $    986,000         $    580,000
                                                        ============         ============         ============         ============

Net income per share:
     Basic                                              $        .10         $        .04         $        .03         $        .02
     Diluted                                            $        .09         $        .04         $        .03         $        .02

Weighted average number of common shares:
     Basic                                                31,856,000           31,475,000           31,997,000           31,609,000
     Diluted                                              35,876,000           33,924,000           36,732,000           33,722,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             2006                 2005
                                                         -----------          -----------
Cash flows from operating activities:
Net income                                               $ 3,185,000          $ 1,414,000
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Change in allowance for doubtful accounts               122,000               75,000
     Depreciation and amortization                            75,000               40,000
     Deferred compensation expense                           102,000               77,000
     Deferred income taxes                                (1,146,000)            (161,000)
Changes in assets and liabilities:
     Accounts receivable                                  (2,867,000)          (2,017,000)
     Other current assets                                   (233,000)             389,000
     Other assets                                         (1,231,000)              30,000
     Accounts payable and accrued liabilities              1,759,000            2,050,000
                                                         -----------          -----------

Net cash provided by (used in) operating activities         (234,000)           1,897,000
                                                         -----------          -----------

Cash flows from investing activities:
     Capital expenditures                                    (66,000)            (286,000)
                                                         -----------          -----------
Net cash used in investing activities                        (66,000)            (286,000)
                                                         -----------          -----------

Cash flows from financing activities:
    Exercise of stock options                                 97,000               21,000
    Increase (decrease) in  loan payable, net                834,000           (1,251,000)
                                                         -----------          -----------
Net cash used in financing activities                        931,000           (1,230,000)
                                                         -----------          -----------

Net change in cash                                           631,000              381,000
Cash at beginning of period                                  419,000               38,000
                                                         -----------          -----------

Cash at end of period                                    $ 1,050,000          $   419,000
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

Note 1. - Business and Summary of Significant Accounting Policies

Business

      The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, rail, contract carriers, common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Fixed Assets

      Fixed assets as of September 30, 2006 and December 31, 2005, consisting predominantly of furniture, fixtures, equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 4,735,000 and 2,113,000, and 4,020,000 and 2,449,000, for the
three and nine month periods ended September 30, 2006 and 2005, respectively.

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

      The Company's results of operations for the nine months ended September 30, 2006 include an additional $8,000 in operating expense related to the adoption of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

      Adoption of SFAS 123R did not change the Company's accounting for share based payments issued to non-employees.

Note 2- Income Taxes

      For the three and nine month periods ended September 30, 2006 and 2005, the provision for income taxes consisted of the following:

                                                            Nine Months Ended September 30,
                                              -----------------------------------------------------------
                                                        2006                              2005
                                              -----------------------------------------------------------
                                               Current         Deferred          Current        Deferred
                                              -----------------------------------------------------------
      Tax expense before application of
           operating loss carryforwards       $ 855,000       $        --       $ 529,000       $      --
      Tax expense (benefit) of operating
           loss carryforwards                  (730,000)          730,000        (452,000)        452,000
      Change in valuation allowance                  --        (1,876,000)             --        (613,000)
                                              -----------------------------------------------------------

      Income tax expense (benefit)            $ 125,000       $(1,146,000)      $  77,000       $(161,000)
                                              -----------------------------------------------------------

                                                          Three Months Ended September 30,
                                              ---------------------------------------------------------
                                                        2006                            2005
                                              ---------------------------------------------------------
                                               Current        Deferred         Current        Deferred
                                              ---------------------------------------------------------
      Tax expense before application of
           operating loss carryforwards       $ 299,000       $      --       $ 222,000       $      --
      Tax expense (benefit) of operating
           loss carryforwards                  (255,000)        255,000        (190,000)        190,000
      Change in valuation allowance                  --        (538,000)             --        (239,000)
                                              ---------------------------------------------------------

      Income tax expense (benefit)            $  44,000       $(283,000)      $  32,000       $ (49,000)
                                              ---------------------------------------------------------

      Deferred taxes are comprised of the following at September 30, 2006 and December 31, 2005:

                                                     September 30,      December 31,
                                                         2006               2005
                                                     -------------      ------------
            Deferred tax assets:
                 Net operating loss carryforward      $ 4,142,000       $ 4,872,000
                                                      -----------       -----------

            Gross deferred tax assets                   4,142,000         4,872,000
            Less: valuation allowance                     (89,000)       (1,965,000)
                                                      -----------       -----------

            Deferred tax asset                        $ 4,053,000       $ 2,907,000
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

      Based upon available objective evidence, including the Company's continuing profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize the majority of the net operating loss carryforward before its expiration in 2014. However, there can be no assurance that the Company will meet its expectations of future income.

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, rail, contract carriers common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, and local pick up and delivery. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into non-exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo and railroads. Through this network of agents and capacity providers, Sunteck operates a transportation  services  business with revenue,  net revenue and net income of approximately $68.0 million, $13.6 million and $3.6 million, respectively, during our most recently completed fiscal year and approximately $61.4 million, $13.0 million and $3.2 million, respectively, during the nine months ended September 30, 2006.

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

      During the nine months ended September 30, 2006 compared to 2005, the growth of our business is readily measured by (i) the number of transactions we have processed, which increased for the respective nine month periods from 39,600 in 2005 to 44,350 in 2006, an increase of 12%, and (ii) the average revenue dollars per load, which increased by 15% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage increased by 8% in 2006 as compared to 2005. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the three months ended September 30, 2006 compared to 2005, the growth of our business is readily measured by (i) the number of transactions we have processed, which increased for the respective three month periods from 13,300 in 2005 to 15,750 in 2006, an increase of 18%, and (ii) the average revenue dollars per load, which increased by 9% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues and, to a lesser degree, a general increase in prices. The net revenue percentage increased by 4% in 2006 as compared to 2005. This is primarily the result of revenue mix and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and nine months ended September 30, 2006 and 2005

      During the three and nine month periods ended September 30, 2006, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                    Three Months Ended            Nine Months Ended
                                       September 30,                September 30,
                                   2006           2005           2006           2005
                                 -------        -------        -------        -------
      Net revenues                 100.0%         100.0%         100.0%         100.0%
                                 -------        -------        -------        -------

         Commissions                61.7%          61.3%          61.7%          61.0%
         Operating expenses         21.0%          22.0%          21.2%          24.4%
         Interest expense             .9%            .1%            .5%            .4%
         Income taxes               (5.2%)          (.5%)         (7.9%)          (.9%)
                                 -------        -------        -------        -------

      Net income                    21.6%          17.1%          24.5%          15.1%
                                 =======        =======        =======        =======

Revenues

Three Months Ended September 30, 2006 Compared to 2005

      For the three months ended September 30, 2006, gross revenues, consisting of freight fees and other related services revenue, totaled $22,441,000 as compared with $17,336,000 in the prior year period, an increase of 29%. Net revenues were $4,564,000 as compared with $3,396,000 in the prior year period, an increase of 34%.

      Gross revenues from brokerage services increased to $19,351,000 from $14,911,000 and net revenues increased to $4,108,000 from $3,013,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 17% increase in the number of transactions processed and an increase of 11% in the average dollars per load.

      Gross revenues from contract carrier services increased to $3,090,000 from $2,425,000 and net revenues increased to $456,000 from $383,000 which is a direct result of a 23% increase in the number of transactions processed and an increase of 4% in the average dollars per load.

Nine Months Ended September 30, 2006 Compared to 2005

      For the nine months ended September 30, 2006, gross revenues, consisting of freight fees and other related services revenue, totaled $61,395,000 as compared with $47,728,000 in the prior year period, an increase of 29%. Net revenues were $13,011,000 as compared with $9,378,000 in the prior year period, an increase of 39%.

      Gross revenues from brokerage services increased to $52,200,000 from $40,422,000 and net revenues increased to $11,572,000 from $8,097,000 in the prior year period. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 12% increase in the number of transactions processed and an increase of 15% in the average dollars per load.

      Gross revenues from contract carrier services increased to $9,195,000 from $7,306,000 and net revenues increased to $1,439,000 from $1,281,000 which is a direct result of a 11% increase in the number of transactions processed and an increase of 13% in the average dollars per load.

Costs and expenses

Commissions

      For the three months ended September 30, 2006, commissions totaled $2,818,000 as compared with $2,081,000 in the prior year period. As a percentage of net revenues, commissions were 62% as compared with 61% in the prior year period. For the nine months ended September 30, 2006, commissions totaled $8,025,000 as compared with $5,720,000 in the prior year period. As a percentage of net revenues, commissions were 62% as compared with 61% in the prior year period. These increases are the result of the higher commission rates associated with the expansion of the sales agent base in our brokerage services.

Operating expenses

      For the three months ended September 30, 2006, operating expenses totaled $960,000 as compared with $749,000 in the prior year period. As a percentage of net revenues, operating expenses were 21% as compared with 22% in the prior year period. For the nine months ended September 30, 2006, operating expenses totaled $2,759,000 as compared with $2,286,000 in the prior year period. As a percentage of net revenues, operating expenses were 21% as compared with 24% in the prior year period. These decreases are the direct result of management's ability to leverage selling, general and administrative expenses in connection with business expansion. During 2006, we moved our headquarters increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2006 and 2007 without a significant increase in overhead.

Interest Expense

      For the three months ended September 30, 2006, interest expense totaled $39,000 as compared with $3,000 in the prior year period. For the nine months ended September 30, 2006, interest expense totaled $63,000 as compared with $42,000 in the prior year period. These increases are primarily the result of increased borrowings pursuant to our line of credit and an increase in the average interest rate during the periods.

Income tax

      The income tax benefit of $239,000 for the three months ended September 30, 2006 consisted of $538,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $255,000 and state income taxes of $44,000. The income tax benefit of $17,000 for the three months ended September 30, 2005 consisted of $239,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $190,000 and state income taxes of $32,000.

      The income tax benefit of $1,021,000 for the nine months ended September 30, 2006 consisted of $1,876,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $730,000 and state income taxes of $125,000. The income tax benefit of $84,000 for the nine months ended September 30, 2005 consisted of $613,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the amortization of deferred tax benefit of $452,000 and state income taxes of $77,000.

      Based upon available objective evidence, including our continuing profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize the majority of the net operating loss carryforward before its expiration in 2014. Accordingly, the valuation allowance was reduced by an additional $538,000 and $1,876,000 for the three and nine months ended September 30, 2006, respectively.

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

      For the nine months ended September 30, 2006, we increased gross revenues from $47.7 million to $61.4 million and had net income of $3,185,000 as compared with $1,414,000 in the prior year. As of September 30, 2006, we had an accumulated deficit of $8.0 million. Factors that could adversely affect our operating results include:

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

      At September 30, 2006, we had borrowings of $2,114,000 outstanding pursuant to our $4,000,000 line of credit. The line of credit, obtained from a bank in May 2003 and which was increased from $2,500,000 in September 2006, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in September 2008. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At September 30, 2006, we had liquid assets of approximately $1,050,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of September 30, 2006 and 2005 was $2,114,000 and $747,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of September 30, 2006 and 2005, respectively:

                                          Weighted                     Weighted
                                           Average                      Average
                            Balance         Rate         Balance         Rate
                        -------------------------------------------------------
                                      2006                        2005
                        -------------------------------------------------------

      Line of Credit      $ 2,114,000        7.32%      $ 747,000        7.25%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended September 30, 2006. Higher fuel prices have had no material impact on our revenues or the results of operations for the period ended September 30, 2006 because, as a broker, we are able to pass through to our customers any increased costs incurred. The higher cost of fuel passed through as a fuel surcharge has become an industry standard and an acceptable business practice.

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

Item 1 - 5: Inapplicable.

Item 6:     Exhibits.

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

                                       AUTOINFO, INC.


                                       By: /s/ Harry Wachtel
                                           -------------------------------------
                                           Harry Wachtel
                                           President and Chief Executive Officer


                                       By: /s/ William Wunderlich
                                           -------------------------------------
                                           William Wunderlich
                                           Executive Vice President and
                                           Principal Financial Officer

Date: November 8, 2006