Form 10-K
period 2006-12-31
AUTOINFO INC
filed 2007-03-29
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                        Commission file number: 001-11497

                                 AUTOINFO, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     13-2867481
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

                          6413 Congress Ave - Suite 260
                            Boca Raton, Florida 33487
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

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $1.19 per share) approximately $14,800,000.

      The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 20, 2007 was 32,467,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                 AUTOINFO, INC.

                           Annual Report on Form 10-K
                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I ...................................................................................................    2
   Item 1.  Business .....................................................................................    6
   Item 1A. Risk Factors .................................................................................   10
   Item 1B. Unresolved Staff Comments ....................................................................   10
   Item 2.  Properties ...................................................................................   10
   Item 3.  Legal Proceedings ............................................................................   10
   Item 4.  Submission of Matters to a Vote of Security Holders ..........................................   10
PART II ..................................................................................................   10
   Item 5.  Market for our Common Equity, Related Stockholder Matters
            and Purchases of Equity Securities ...........................................................   10
   Item 6.  Selected Consolidated Financial Data .........................................................   12
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........   13
   Item 7A. Quantitive and Qualitative Disclosures About market Risk .....................................   20
   Item 8.  Financial Statements and Supplementary Data ..................................................   20
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ........   20
   Item 9A. Controls and Procedures ......................................................................   20
   Item 9B. Other Information ............................................................................   20
PART III .................................................................................................   21
   Item 10. Directors, Executive Officers and Corporate Governance .......................................   21
   Item 11. Executive Compensation .......................................................................   23
   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   30
   Item 13. Certain Relationships and Related Transactions, and Director Independence ....................   31
   Item 14. Principal Accounting Fees and Services .......................................................   32
   Item 15. Exhibits and Financial Statement Schedules ...................................................   32


                      FORWARD LOOKING STATEMENT INFORMATION

      Certain   statements   made  in  this  Annual  Report  on  Form  10-K  are
"forward-looking statements "within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

Item 1. BUSINESS

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively, during our most recently completed fiscal year.

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

Strategy

      Our strategy is to continue to expand through affiliations with independent sales agents and through internal expansion. We have been successful at expanding our brokerage sales agent network and now have representatives throughout the United States and Canada. We have also been successful in expanding our contract carrier services. In addition, we have experienced internal expansion as many of our existing agents have expanded their customer base and increased the number of transactions generated. We intend to seek, on a selective basis, acquisition of businesses that have services which complement and expand our existing services, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify and affiliate with these agents on desirable economic terms.

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

      The present market for freight moved by truck is in excess of $200 billion per year. This is a highly fragmented industry comprised of common carriers, contract carriers, freight forwarders and freight brokers.

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

Operations and systems

      In our brokerage services, we processed approximately 50,000 freight orders in 2006 as compared with 43,000 in 2005. Our sales agents throughout the United States and Canada receive customers' freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

      In our contract carrier services, we processed approximately 10,000 freight orders in both 2006 and 2005. Our sales agents receive customers' freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight. In addition, utilizing various sources, including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue. A typical owner-operator will generate $2,500 per week in revenues. In the fourth quarter of 2006, we upgraded our driver safety and compliance standards under the direction of a new safety director as part of our effort to improve safety ratings and the quality of our owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006. While we expect that this will have a residual impact in the first and second quarters of 2007, we do not anticipate any long-term adverse effect.

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

      We utilize a state-of-the-art proprietary internet based order entry system. All agents access our web-based platform and orders are entered into a customized traffic management system which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports in our Florida corporate headquarters. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity. We maintain dual off-site storage and back-up facilities to insure data integrity and safety.

Suppliers

      We use the services of various third party transportation companies. During 2006, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

      We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2006, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

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

Employees

      As of March 14, 2007, we had 45 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

      The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

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

      As of March 14, 2007, our president, Harry Wachtel, owned approximately 15.4% of the issued and outstanding shares of our common stock. Further, James
T. Martin and Kinderhook Partners, LP, two significant stockholders, owned approximately 19.3% and 18.6%, respectively, of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel, Mr. Martin or Kinderhook Partners, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

      The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 12, 2007 , our closing stock price has ranged from $1.91 to $0.56. On March 13, 2007, our closing stock price was $1.01.

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

      We have granted options covering approximately 11.3 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

Liquidity on the Nasdaq OTC Bulletin Board is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

      Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq World or Capital Market). We do not currently meet the minimum trading price requirement for listing on the Nasdaq Capital Market or the American Stock Exchange. There is uncertainty that we will ever be accepted for a listing on an automated quotation system or securities exchange.

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

Item 1B. UNRESOLVED STAFF COMMENTS

        None.

Item 2. PROPERTIES

        We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease runs through April 2010 and provides for aggregate rent payments of $61,000 for the thirteen months ending March 2007, $65,000 for the thirteen months ending April 2008, $68,000 for the twelve months ending April 2009 and $71,000 for the twelve months ending April 2010. We lease 1,100 square feet for our operating office at 315 Main Street, Pineville, North Carolina. The lease runs through February 2008 and provides for an annual rental of $13,000.

Item 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

      Our common stock is not listed on any stock exchange. Our common stock is traded on the Nasdaq Over-the-Counter Bulletin Board ("OTCBB") under the symbol "Auto." The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    Year Ended December 31, 2006                   High              Low
    -----------------------------------        ------------     ------------

    First quarter                                 $0.90             $0.55
    Second quarter                                 1.33              0.76
    Third quarter                                  1.91              0.99
    Fourth quarter                                 1.17              0.98

    Year Ended December 31, 2005                   High              Low
    -----------------------------------        ------------     ------------

    First quarter                                 $0.74             $0.43
    Second quarter                                 0.60              0.40
    Third quarter                                  0.62              0.45
    Fourth quarter                                 0.60              0.42

      As of March 22 2007 the closing bid price per share for our common stock, as reported on the OTCBB was $ 1.01. As of March 22, 2007 we had approximately 1,000 beneficial stockholders.

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

         [THE DATA BELOW REPRESENTS A LINE CHART IN THE PRINTED REPORT]

                                           DOW JONES
          NASDAQ COMPOSITE INDEX     TRANSPORTATION INDEX      AUTOINFO, INC.

2001                1.00                      1.00                  1.00
2002                0.68                      0.87                  1.58
2003                1.03                      1.14                  2.42
2004                1.12                      1.44                  5.08
2005                1.13                      1.59                  4.83
2006                1.24                      1.73                  8.50

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

      The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data                           Year ended December 31,
                                                --------------------------------------------------------------
                                                   2006         2005         2004         2003         2002
                                                ----------   ----------   ----------   ----------   ----------

Statement of Operations Data:
-----------------------------------------
Gross revenues                                   $ 84,111     $ 68,040     $ 46,492     $ 27,171     $ 18,863

Net revenues (1)                                   17,743       13,554        8,734        5,076        3,368

Net  income                                      $  3,628     $  3,608     $  1,466     $  1,300     $    340

Net income per share (2)
     Basic                                       $    .11     $    .11     $    .05     $    .05     $    .01
     Diluted                                     $    .10     $    .11     $    .04     $    .05     $    .01


(1) Net revenues are determined by deducting cost of transportation from gross revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) The common stock equivalents for the year ended December 31, 2006, 2005, 2004, 2003 and 2002 were 4,090,000, 2,400,000, 2,523,000, 1,434,000 and
      635,000, respectively.

000's omitted                                                          As at December 31,
                                                 --------------------------------------------------------------
                                                    2006         2005         2004         2003         2002
                                                 ----------   ----------   ----------   ----------   ----------

Balance Sheet Data:
-----------------------------------------
Cash and cash equivalents                         $    146     $    419     $     38     $    133     $    684
Accounts receivable, net                            16,967       12,735        9,658        4,881        2,996
Total assets                                        23,822       16,646       11,795        6,286        3,944
Total liabilities                                   11,826        8,515        7,383        4,394        3,356
Deficit                                             (7,456)     (11,084)     (14,692)     (16,158)     (17,458)
Stockholders' equity                                11,996        8,131        4,412        1,892          588

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our non-asset based services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively, during our most recently completed fiscal year.

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

      The most significant factors in our growth during the past two years have been internal growth experienced by our existing agents and the expansion of our brokerage services agent, contract carrier services agent and owner-operator networks. This growth is readily measured by the number of transactions we have processed, which increased from 43,300 in 2004 to 53,300 in 2005 and to 60,300 is 2006, an increase of 23% from 2004 to 2005 and 13% from 2005 to 2006. The average revenue dollar per load in our broker division also increased by 22% in 2005 as compared to 2004 and by 9% in 2006 as compared to 2005. This is the result of several factors including an increase in truckload business versus less than truckload at higher per load revenues, the addition of sales agents hauling heavy equipment at higher per load revenues, an increase in long-haul versus short-haul volume and, to a lesser degree, a general increase in prices.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2006 vs 2005

      During the year ended December 31, 2006, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                            2006            2005

                                        ------------    ------------

      Net revenues                         100.0%          100.0%

       Commissions                          62.3%           61.6%
       Operating expenses                   21.6%           22.2%
       Interest expense                       .6%             .4%
       Income taxes (benefit)               (5.0)%         (10.8)%

      Net income                            20.5%           26.6%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $84,111,000 for the year ended December 31, 2006, as compared with $68,040,000 in the prior year, an increase of 24%. Net revenues were $17,743,000 for the year ended December 31, 2006, as compared with $13,554,000 in the prior year, an increase of 31%.

      Gross revenues from brokerage services increased to $73,036,000 from $58,150,000 and net revenues increased to $15,997,000 from $11,887,000 in the prior year. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 17% increase in the number of transactions processed and a 8% increase in the average dollar amount per load.

      Gross revenues from contract carrier services increased to $11,075,000 from $9,890,000 and net revenues increased to $1,746,000 from $1,667,000 in the prior year. Gross revenues increased approximately 12% for the year. However, there were fluctuations during the year in the number of agents and owner-operators due to the termination of agents and the addition of new agents. As a result of these fluctuations, gross revenues during the first quarter of 2006 increased by 94% over the corresponding 2005 period and decreased 9%, 17% and 6% for the second, third and fourth quarters, respectively, as compared to the corresponding quarters of 2005. In the fourth quarter of 2006, we upgraded our driver safety and compliance standards under the direction of a new safety director as part of our effort to improve safety ratings and the quality of our owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006. While we expect that this will have a residual impact in the first and second quarters of 2007, we do not anticipate any long-term adverse effect.

Costs and expenses

      Commissions totaled $11,044,000 for the year ended December 31, 2006, as compared with $8,348,000 in the prior year, an increase of 32%. This increase is the direct result of the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 62.3% for the year ended December 31, 2006 as compared with 61.6% in the prior year. This increase is the direct result of the expansion of our agent network at higher commission rates, additional bonuses earned after certain monthly benchmarks are achieved, stock based compensation expense, and cost associated with the new agent additions.

      Operating expenses totaled $3,840,000 for the year ended December 31, 2006, as compared with $3,005,000 in the prior year. As a percentage of net revenues, operating expenses were 21.6% for the year ended December 31, 2006 as compared with 22.2% in the prior year. This decrease is the direct result of our ability to leverage selling, general and administrative expenses in connection with business expansion. We have increased administrative staff commensurate with the increase in transaction volume. In February 2005, we moved our headquarters increasing our space to 5,300 square feet. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2007 without a significant increase in overhead.

      Interest expense was $113,000 for the year ended December 31, 2006 as compared with $56,000 in the prior year. This increase is primarily the result of increased average borrowings and the increase in the prime lending rate from 5.25% at the beginning of 2005 to 8.25% by July 2006. As of September 2006, our line of credit facility is at a interest rate of LIBOR plus 2%, or approximately 7.3% for the period from September through December 2006.

Income tax

      The income tax benefit of $882,000 for the year ended December 31, 2006 consisted of a benefit of $1,965,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $925,000 and state income taxes of $158,000. The income tax benefit of $1,463,000 for the year ended December 31, 2005 consisted of a benefit of $2,304,000 resulting from the anticipated future utilization of an available federal tax loss carryforward, net of the utilization of the deferred tax benefit of $718,000 and state income taxes of $123,000. Based upon available objective evidence, including our post-merger history of profitability, we believe that it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2006 the valuation allowance was reduced by $1,965,000.

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

The following table represents certain statement of operation data as a percentage of net revenues:

                                           2005               2004

                                      ---------------    --------------

      Net revenues                        100.0%             100.0%

       Commissions                         61.6%              59.3%
       Operating expenses                  22.2%              28.8%
       Interest expense                      .4%                .6%
       Income taxes (benefit)             (10.8)%             (5.5)%

      Net income                           26.6%              16.8%

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

      For the year ended December 31, 2006, we increased gross revenues from $68.0 million to $84.1 million and had net income of $3,628,000 as compared with $3,608,000 in the prior year. As of December 31, 2006, we had an accumulated deficit of $7.5 million compared to $11.1 million at December 31, 2005. Factors that could adversely affect our operating results include:

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

Liquidity and capital resources

      During the past two years, our sources for cash have been cash flow generated from operations and available borrowings under lines of credit.

      At December 31, 2006, we had a balance outstanding of $3,451,000 under our $4,000,000 line of credit. The line of credit is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2008. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At December 31, 2006, we had liquid assets of approximately $146,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding at December 31, 2006 and 2005 was $3,451,000 and $1,280,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2006 and 2005, respectively:

                                            Weighted                 Weighted
                                             Average                  Average
                                Balance       Rate       Balance       Rate
                             -------------------------------------------------
                                         2006                     2005
                             -------------------------------------------------

            Line of Credit     $3,451,000      7.3%     $1,280,000     6.4%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2006.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2006, we had a net operating loss carryforward of approximately $11.6 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. As of December, 2006, we have eliminated any valuation allowance for the future tax savings as management believes it is more likely than not that they will be realized by the end of the carryforward period.

Provision For Doubtful Accounts

      We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Standards

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value;
however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for us on January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Off-balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

Contractual Obligations

      The following table summarizes our contractual obligations as of December 31, 2006:

-----------------------------------------------------------------------------------------
                                                 Payments due by period
-----------------------------------------------------------------------------------------
Contractual Obligations          Total      Less than 1   1-3 years    3-5    More than 5
                                               year                   years      years
-----------------------------------------------------------------------------------------
Operating Lease Obligations   $   235,000   $    59,000   $ 176,000      --           --
-----------------------------------------------------------------------------------------
Line of Credit                  3,451,000   $ 3,451,000          --      --           --
-----------------------------------------------------------------------------------------
Total                         $ 3,686,000   $ 3,510,000   $ 176,000      --           --
-----------------------------------------------------------------------------------------

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

Item 8. FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

Item 9A. CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. OTHER INFORMATION

      None.

                                    PART III

         Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The following table sets forth the names, ages and positions of our directors and executive officers:

Name                                  Age          Position
----                                  ---          --------
Peter C. Einselen                      67          Director
Thomas C. Robertson                    61          Director
Harry Wachtel                          48          President, chief executive officer and director
Mark Weiss                             47          National account executive and director
William Wunderlich                     59          Chief financial officer
Michael P. Williams                    40          Chief operating officer and general counsel

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

      MICHAEL P. WILLIAMS joined us in January 2007 as our chief operating officer and general counsel. From 2002 to 2006, Mr. Williams served as general counsel and vice president of legal and business affairs for Vexure, Inc., a logistics company. Prior to that, from 1999 to 2002, Mr. Williams also served as general counsel and vice president of legal and business affairs for Stonier Transportation Group, Inc., a trucking and brokerage company. During his tenure with Stonier and Vexure, Mr. Williams gained experience handling customer and vendor contract negotiations, risk management strategies, human resources and assets management, and transportation and employment litigation matters. Mr. Williams received his juris doctor cum laude from Thomas Cooley Law School, Lansing, Michigan and his masters degree (LL.M.) in taxation from the University of Florida, Gainesville. He has been a member of the Florida Bar since 1995.

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

Audit Committee Matters

      Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year's annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year

      Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC's rules.

      Our board has determined that the chairman of the audit committee, Mr. Robertson, is an "audit committee financial expert," as that term is defined in
Item 407(d)(5) of Regulation S-K, and "independent" for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during 2006.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      We provide what we believe is a competitive total compensation package to our executive management team through a combination of base salary, annual cash and equity incentives and the right to participate in our broad-based benefits program. We place significant emphasis on incentive compensation directly related to our financial performance.

      This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our named executive officers which includes our chief executive officer, chief financial officer, and our national account executive.

The Objectives of our Executive Compensation Program

      Our compensation committee is responsible for establishing and administering our policies governing the compensation for all of our executive officers. The compensation committee is composed entirely of non-employee independent directors. See "Committees of the Board of Directors" above.

      The purpose of our executive compensation program is to attract, retain and motivate qualified executives to manage our business so as to maximize profits and stockholder value. Executive compensation in the aggregate is made up principally of the executive's annual base salary, a bonus based upon operating earnings, a discretionary bonus which may be awarded by our compensation committee and awards of stock or stock options under our Stock Option Plans. Our compensation committee annually considers and makes recommendations to our board of directors as to executive compensation including changes in base salary, bonuses and awards of our stock or stock options.

      Consistent with the above-noted purpose of the executive compensation program, in recommending the aggregate annual compensation of our executive officers, our compensation committee considers our overall performance and the individual contribution and performance of the executive with our overall performance being the more significant factor. While stockholders' total return is important and is considered by the compensation committee, it is subject to the vagaries of the public market place. Our executive compensation program focuses on our strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price. The corporate performance measure which our compensation committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

      Our compensation committee does not rely on any fixed formulae or specific numerical criteria in determining an executive's aggregate compensation. It considers corporate and personal performance criteria, competitive compensation levels, the economic environment and changes in the cost of living as well as the recommendations of management. Our compensation committee then exercises business judgment based on all of these criteria and the purposes of the executive compensation program.

The Elements of Our Executive Compensation Program

      Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each element of compensation.

Element                                           Characteristics                                     Purpose
-------------------------------------------------------------------------------------------------------------------------
Base salary                     Fixed annual cash compensation; all executives are     Keep our annual compensation
                                eligible for periodic increases in base salary         competitive with the market for
                                based on performance; targeted at the median market    skills and experience necessary to
                                pay level.                                             meet the requirements of the
                                                                                       executive's role with us.
-------------------------------------------------------------------------------------------------------------------------

Incentive bonus awards          Performance-based annual cash and equity incentive     Motivate and reward for the
                                earned based on company and individual performance     achievement and over-performance of
                                against target performance levels; targeted at the     our critical financial and strategic
                                median market pay level.                               goals. Amounts earned for
                                                                                       achievement of target performance
                                                                                       levels based on our annual budget is
                                                                                       designed to provide a
                                                                                       market-competitive pay package at
                                                                                       median performance; potential for
                                                                                       lesser or greater amounts are
                                                                                       intended to motivate participants to
                                                                                       achieve or exceed our financial
                                                                                       performance goals and to not reward
                                                                                       if performance goals are not met.
-------------------------------------------------------------------------------------------------------------------------
Health & welfare benefits       Fixed component. The same/comparable health &          Provides benefits to meet the health
                                welfare benefits (medical, dental, vision,             and welfare needs of employees and
                                disability insurance and life insurance) are           their families.
                                available for all full-time employees.
-------------------------------------------------------------------------------------------------------------------------

Annual Compensation

      To attract and retain executives with the ability and the experience necessary to lead us and deliver strong performance to our stockholders, we provide a competitive total compensation package. Base salaries are established considering individual performance and experience, to ensure that each executive is appropriately compensated.

      Base Salary

      Our compensation committee reviews salary ranges and individual salaries for our executive officers and establishes the base salary for each executive officer based on the following:

            o consideration of median pay levels in our peer group among individuals in comparable positions with transferable skills within the transportation industry and comparable companies in general industry;

            o internal factors, such as, the individual's performance and experience, and the pay of others on the executive team;

            o our overall performance and the individual contribution and performance of the executive with our overall performance being the more significant factor; and

            o with a focus on our strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price including, our sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

      When establishing the base salary of any executive officer, we believe that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. We believe that the base salary paid to our executive officers during 2006 achieves our executive compensation objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median.

    Incentive Bonus Awards

      Cash Bonuses

      Cash  incentive   bonus  awards  are  solely  based  on  established   and
pre-approved  percentages  of pre-tax  profit  levels,  are paid  quarterly  and adjusted on an annual basis. Our compensation committee also exercises discretion adjusting awards based on its consideration of our overall performance during the year and each executive officer's individual performance, other than the chief executive officer and the chief financial officer, based on a review of the executive's performance as communicated to the compensation committee by the chief executive officer.

      Health and Welfare Benefits

      All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Overview of 2006 Compensation

      We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2006 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2006 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements, Severance Benefits and Change in Control Provisions

      We have employment agreements with our chief executive officer, Harry M. Wachtel, and our chief financial officer, William I. Wunderlich. We entered into these agreements, effective January 1, 2007, to ensure the performance of their roles for an extended period of time. In addition, we also considered the critical nature of the position and our need to retain them when we committed to these agreements. The agreements provide for annual base salaries of $250,000 and $175,000, respectively, and for participation in all executive benefit plans. Each of Mr. Wachtel's and Mr. Wunderlich's agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit (as defined in their respective employment agreements) up to $1,250,000 and 5% of our consolidated pre-tax profit in excess of $1,250,000. Annual salaries and bonuses shall not exceed $750,000 for Mr. Wachtel and $675,000 for Mr. Wunderlich. The employment contracts with both Mr. Wachtel and Mr. Wunderlich are for terms expiring in December 2011. If either is terminated for cause or terminates without good reason (as defined in the agreements), we are obligated to pay only those wages and bonuses pursuant to the terms of our annual incentive plan and other compensation then vested. If either Mr. Wachtel or Mr. Wunderlich is terminated without cause or if either terminates his employment agreement for good reason (as defined in the agreements), in addition to the payment of amounts then vested, in exchange for a general release of all claims, such executive is entitled to:

  o The immediate vesting of any unvested stock options and one-year from the date of such termination to exercise such options;

  o   Salary for the remaining term of the agreement, if any; and

  o Bonus based on a pre-determined percentage of pre-tax profit for the remaining term of the agreement, if any.

      We have granted options that remain outstanding under our 2006 Incentive Stock Option Plan (the "2006 Plan"). The 2006 Plan contains certain change in control provisions to ensure that our executives remain with us through the closing of any sale of the business.

The 2006 Plan

      Under our 2006 Plan, in the event of a "change in control" as defined in the 2006 Plan, the following occurs with respect to options granted under the 2006 Plan:

  o Each outstanding option automatically accelerates so that each option becomes fully exercisable for all of the shares of the related class of common stock at the time subject to such option immediately before the change in control;

      A change of control for purposes of the 2006 Plan is deemed to have occurred if:

      o Any "person" (a) other than us or any of our subsidiaries, (b) any of our or our subsidiaries' employee benefit plans, (c) any "affiliate," (d) a company owned, directly or indirectly, by our stockholders, or (e) an underwriter temporarily holding our securities pursuant to an offering of such securities, becomes the "beneficial owner," directly or indirectly, of more than 50% of our voting stock;

      o The individuals who constitute our board on the effective date of the 2006 Plan (or any individual who was appointed to the board of directors by a majority of the individuals who constitute our board of directors as of the effective date of the 2006 Plan) cease for any reason to constitute at least a majority of our board of directors.

      o A merger or consolidation transferring greater than 50% of the voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

      o The disposition of all or substantially all of our assets in a complete liquidation or dissolution.

Tax Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code of 1996, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2006 is also expected to qualify for deductibility. We currently intend to structure the performance-based portion of our executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

      Although deductibility of compensation is preferred, tax deductibility is not a primary objective of our compensation programs. We believe that achieving our compensation objectives set forth above is more important than the benefit of tax deductibility and we reserve the right to maintain flexibility in how we compensate our executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Summary Compensation Table

      The following table sets forth certain information with respect to compensation for the year ended December 31, 2006 earned by or paid to our chief executive officer, chief financial officer and our other most highly compensated executive officers in 2006 whose total compensation exceeded $100,000 (the "named executive officers").

                           Summary Compensation Table
--------------------------------------------------------------------------------
Name and Principal Position            Year   Salary ($)   Bonus ($)   Total ($)
--------------------------------------------------------------------------------
Harry M. Wachtel,                      2006   $  250,000   $ 269,000   $ 519,000
President and chief
executive officer
--------------------------------------------------------------------------------
William I. Wunderlich,                 2006   $  175,000   $ 229,000   $ 404,000
Executive vice president
and chief financial officer
--------------------------------------------------------------------------------
Mark Weiss,                            2006   $  137,000          --   $ 137,000
National account executive
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Discussion of Summary Compensation

      Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table was paid, are described above under "Compensation Discussion and Analysis." A summary of certain material terms of our compensation plans and arrangements is set forth below.

Indemnification Arrangements

      Our Certificate of Incorporation provides that we indemnify and hold harmless each of our directors and officers to the fullest extent authorized by the Delaware General Corporation Law, against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

      Our Certificate of Incorporation also provides that a director will not be personally liable to us or to our stockholders for monetary damages for breach of the fiduciary duty of care as a director. This provision does not eliminate or limit the liability of a director:

      o for breach of his or her duty of loyalty to us or to our stockholders;

      o for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

      o under Section 174 of the Delaware General Corporation Law (relating to unlawful payments or dividends or unlawful stock repurchases or redemptions); or

      o     for any improper benefit.

Outstanding Equity Awards

      The following table sets forth certain information with respect to outstanding equity awards at December 31, 2006 with respect to the named executive officers.

                  Outstanding Equity Awards at Fiscal Year-End


                                               Option Awards
                                  --------------------------------------
                                   Number of
                                   Securities
                                   Underlying
                                   Unexercised     Option      Option
                                     Options      Exercise   Expiration
                 Name             Exercisable(1)   Price        Date
                 ----             --------------   -----        ----

        William I. Wunderlich        270,000       $ 0.10    5/22/2007

        William I. Wunderlich        500,000       $ 0.10    11/30/2009
      -----------------------

  (1) Fully vested

Compensation of Directors

      We do not pay any directors' fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2006, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 100,000 shares of our common stock at prices ranging from $0.65 to $1.48 per share, 115% of the fair market value on the date of grant.

      The following table provides compensation information for the year ended December 31, 2006 for each of the independent members of our board of directors.

Director Compensation

              Name                   Option Awards (1)   Total
              ----                   -----------------   -----
              Thomas C. Robertson    $21,700 (2)         $21,700
              Peter C. Einselen      $21,700 (2)         $21,700
             ---------------------

        (1) Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

        (2) During 2006, each of Mr. Robertson and Mr. Einselen was granted four option awards exercisable for 100,000 shares of our common stock in the aggregate, respectively. Each award was for options exercisable for 25,000 shares of our common stock. The award grant dates were 1/26/2006, 4/2/2006, 7/14/2006 and 10/12/2006 and the fair values (computed in accordance with SFAS 123R) on such dates were $3,400, $4,500, $7,900 and $5,900, respectively.

                      Equity Compensation Plan Information
                          Year Ended December 31, 2006

                                                                                                        Number of securities
                                                                                                      remaining available for
                                             Number of securities to        Weighted-average           future issuance under
                                             be issued upon exercise        exercise price of        equity compensation plans
                                             of outstanding options,      outstanding options,         (excluding securities
             Plan Category                     warrants and rights         warrants and rights        reflected in column (a))
----------------------------------------    --------------------------    ----------------------    -----------------------------
                                                       (a)                         (b)                           (c)
Equity compensation plans
  approved by security holders
  (1985, 1986, 1989, 1992,
  1997, 1999, and 2003) ...............              5,262,000                     $0.55                         74,000

Equity compensation plans not
  approved by security holders
  (1)                                                6,030,000                     $0.82                      6,465,000
                                            ==========================    ======================    =============================

Total..................................             11,292,000                     $0.70                      6,539,000
                                            ==========================    ======================    =============================


(1) Includes the following equity compensation plans:

      o In 2006, our board of directors adopted the 2006 Plan to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to us through recognition and the opportunity for stock ownership. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of our common stock on the date of grant. The maximum term of each option is 10 years. For any participant who owns shares possessing more than 10% of the voting rights of our outstanding common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of our common stock on the date of grant and the term of the option may not be longer than five years. The 2006 Plan will be presented to stockholders for approval at our next annual meeting of stockholders during 2007.

      o In addition to the 2006 Plan, we established the 2006 Independent Sales Agent Stock Option Plan (the "Sales Agent Plan") to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the Sales Agent Plan is administered by our board of directors and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 115% of the fair market value of our common stock on the date of grant.

      o In 2005, we established the 2005 Independent Sales Agent Stock Option Plan (the "2005 Sales Agent Plan") to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the 2005 Sales Agent Plan is administered by our board of directors and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2007, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

      We determined beneficial ownership in accordance with rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

               Name of                             Shares of Common Stock          Percentage
        Beneficial Owner (1)                         Beneficially Owned           Of Ownership
        --------------------                         ------------------           ------------
(i) Directors and Executive Officers
Harry Wachtel                                           6,785,000 (2)                 20.6%
Thomas C. Robertson                                       555,000 (3)                  1.7%
Peter C. Einselen                                         685,000 (4)                  2.1%
Mark Weiss                                              1,075,000 (6)                  3.3%
William I. Wunderlich                                   1,622,000 (5)(7)               4.8%
All executive officers and directors as
a group (6 persons)                                     9,440,000 (8)                 26.9%

(ii) 5% Stockholders
James T. Martin                                         6,270,000                     19.3%
Kinderhook Partners, LP                                 6,038,000                     18.6%
Wasatch Advisors, Inc                                   3,224,000                      9.9%

-------------

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

(2) Includes 1,282,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.

(3)   Includes 455,000 shares issuable upon the exercise of stock options.

(4)   Includes 385,000 shares issuable upon the exercise of stock options

(5)   Includes 770,000 shares issuable upon the exercise of stock options.

(6) Includes 875,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.

(7) Includes 407,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(8) Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Since the beginning of our fiscal year ended December 31, 2006, we did not have any related party transactions pursuant to Item 404 of Regulation S-K of the Exchange Act.

Director Independence

      The Board has determined that Thomas Robertson and Peter Einselen (the "Independent Directors") are independent as that term is defined in the listing standards of the Nasdaq. As disclosed above, Messrs. Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

      In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2006, disclosed in "Item 11 - Executive Compensation - Director Compensation" above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2006 and 2005 are as follows:

                                              2006               2005
                                         --------------     --------------
Audit fees                                  $61,000            $55,000
Audit related fees                               --                 --
Tax fees                                         --                 --
All other fees                                   --                 --
      Total fees                            $61,000            $55,000
                                         --------------     --------------

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

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

      (1) Financial Statements - See the Index to the consolidated financial statements on page F-1

(b) Exhibits
------------

No. 3A      Certificate of Incorporation of the Company, as amended. (9)

No. 3B      Amended and Restated By-Laws of the Company. (5)

No. 4A      Specimen Stock Certificate. (2)

No. 10A**   1986 Stock Option Plan. (1)

No. 10B**   1989 Stock Option Plan. (3)

No. 10C**   1992 Stock Option Plan. (4)

No. 10D**   1997 Stock Option Plan. (6)

No. 10E**   1997 Non-Employee Stock Option Plan. (6)

No. 10F**   1999 Stock Option Plan. (8)

No. 10G Form of Agreement and Plan of Reorganization among AutoInfo, Inc. on the one hand, and Sunteck Transport Co., Inc., et al., on the other hand, dated June 22, 2000. (7)

No. 10H     Form of Debenture dated December 6, 2000. (7)

No. 10I **Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of January 1, 2007.*

No. 10J     **Employment  Agreement  between  AutoInfo,   Inc.  and  William  I.
            Wunderlich dated January 1, 2007.*

No. 10M Stock Purchase Agreement between AutoInfo, Inc and Kinderhook Partners, LP dated January 21, 2005.(10)

No. 10N Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated October 4, 2005.(10)

No. 10O Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated January 5, 2005.(11)

No. 10P First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al (10)

No. 10Q Second Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al (11)

No. 10R Third Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al *

No. 10S**   2003 Stock Option Plan (12)

No. 10T**   2005 Independent Sales Agent Stock Option Plan*

No. 10U**   2006 Stock Option Plan*

No. 10V**   2006 Independent Sales Agent Stock Option Plan*

No. 14A     Code of Ethics.(10)

No. 21A     Subsidiaries of the Registrant. (10)

No. 23A Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A     Certification  of Chief  Executive  Officer  Pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.*

No. 32B     Certification  of Chief  Financial  Officer  Pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   Pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.*

-------------

*     Filed as an exhibit hereto.

**    Management contract or compensatory plan or arrangement.

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

(11) This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(12)  This  Exhibit  was filed  with our  Definitive  Information  Statement  on
      Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.


(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 28, 2007 on its behalf by the undersigned, thereunto duly authorized.

                                      AutoInfo, Inc.

                                      By: /s/ Harry M. Wachtel
                                         -------------------------------
                                          Harry M. Wachtel, President and Chief
                                          Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
-----------------------------
Harry M. Wachtel                    President, Chief Executive Officer and      March 28, 2007
                                      Chairman of the Board
                                      (Principal Executive Officer)

/s/ William I. Wunderlich
-----------------------------
William I. Wunderlich               Chief Financial Officer                     March 28, 2007
                                      (Principal Accounting Officer)

/s/ Mark Weiss
-----------------------------
Mark Weiss                          Director                                    March 28, 2007

/s/ Peter C. Einselen
-----------------------------
Peter C. Einselen                   Director                                    March 28, 2007

/s/ Thomas C. Robertson
-----------------------------
Thomas C. Robertson                 Director                                    March 28, 2007

                         AUTOINFO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005                 F-3

Consolidated Statements of Income for the Years Ended
        December 31, 2006, 2005 and 2004                                     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2006, 2005 and 2004                                     F-5

Consolidated Statements of Cash Flows
        for the Years Ended December 31, 2006, 2005 and 2004                 F-6

Notes to Consolidated Financial Statements                                   F-7

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the  consolidated  financial  statements,  in 2006 the
Company  adopted   Statement  of  Financial   Accounting   Standards  No.  123R,
"Share-Based Payment."

February 26, 2007
Shelton, Connecticut

                                /s/  Dworken, Hillman, LaMorte & Sterczala, P.C.
                                ------------------------------------------------
                                Dworken, Hillman, LaMorte & Sterczala, P.C.

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
         ASSETS (Note 3)

 Current assets:
  Cash and cash equivalents                                               $    146,000    $    419,000
  Accounts receivable, net of allowance for doubtful accounts of $249,000 and $201,000 as of December 31, 2006 and
   2005, respectively                                                       16,967,000      12,735,000
  Deferred income taxes  (Note 5)                                            1,445,000         860,000
  Other current assets                                                         363,000         255,000
                                                                          ------------    ------------

 Total current assets                                                       18,921,000      14,269,000

 Fixed assets, net of depreciation                                             324,000         292,000

 Deferred income taxes (Note 5)                                              2,502,000       2,047,000

 Advances and other assets                                                   2,075,000          38,000
                                                                          ------------    ------------

                                                                          $ 23,822,000    $ 16,646,000
                                                                          ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Loan payable (Note 3)                                                   $  3,451,000    $  1,280,000
  Accounts payable and accrued liabilities                                   8,375,000       7,235,000
                                                                          ------------    ------------

 Total current liabilities                                                  11,826,000       8,515,000
                                                                          ------------    ------------

 Commitments and contingencies (Note 6)

 Stockholders' equity : (Note 7)
  Common stock - authorized 100,000,000 shares, $.001 par
   value; issued and outstanding 32,102,000 and 31,624,000 as
   of December 31, 2006 and 2005, respectively                                  32,000          32,000
  Additional paid-in capital                                                19,420,000      19,183,000
  Deficit                                                                   (7,456,000)    (11,084,000)
                                                                          ------------    ------------

  Total stockholders' equity                                                11,996,000       8,131,000
                                                                          ------------    ------------

                                                                          $ 23,822,000    $ 16,646,000
                                                                          ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  For The Years Ended December 31,
                                            --------------------------------------------
                                                2006            2005            2004
                                            ------------    ------------    ------------
Gross revenues                              $ 84,111,000    $ 68,040,000    $ 46,492,000
Cost of transportation                        66,368,000      54,486,000      37,758,000
                                            ------------    ------------    ------------

Net revenues                                  17,743,000      13,554,000       8,734,000
                                            ------------    ------------    ------------

Commissions                                   11,044,000       8,348,000       5,179,000
Operating expenses                             3,840,000       3,005,000       2,519,000
                                            ------------    ------------    ------------
                                              14,884,000      11,353,000       7,698,000
                                            ------------    ------------    ------------

Income from operations                         2,859,000       2,201,000       1,036,000

Interest expense (Note 4)                        113,000          56,000          50,000
                                            ------------    ------------    ------------

Income before income taxes (benefit)           2,746,000       2,145,000         986,000
Income taxes (benefit)  (Note 5)                (882,000)     (1,463,000)       (480,000)
                                            ------------    ------------    ------------

Net income                                  $  3,628,000    $  3,608,000    $  1,466,000
                                            ============    ============    ============

Net income per share:
 Basic                                            $  .11          $  .11          $  .05
 Diluted                                          $  .10          $  .11          $  .04

Weighted average number of common shares:
 Basic                                        31,915,000      31,520,000      30,915,000
 Diluted                                      36,005,000      33,920,000      33,438,000


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Shares of
                                     Common                 Additional
                                      Stock      Common      Paid - In
                                   Outstanding    Stock       Capital      Deficit
                                   -----------   -------   -----------   ------------
Balance, January 1, 2004            27,383,000   $27,000   $18,023,000   $(16,158,000)

Sale of common shares                1,333,000     2,000       415,000

Conversion of subordinated
 debentures  (Note 4)                2,300,000     2,000       573,000

Exercise of stock options              202,000        --        15,000

Stock-based compensation expense                                47,000

Net income                                                                  1,466,000
                                   -----------   -------   -----------   ------------

Balance, December 31, 2004          31,218,000   $31,000   $19,073,000   $(14,692,000)

Exercise of stock options              406,000     1,000        21,000

Stock-based compensation expense                                89,000

Net income                                                                  3,608,000
                                   -----------   -------   -----------   ------------

Balance, December 31, 2005          31,624,000   $32,000   $19,183,000   $(11,084,000)

Exercise of stock options              478,000                 103,000

Stock-based compensation expense                               134,000

Net income                                                                  3,628,000
                                   -----------   -------   -----------   ------------

Balance, December 31, 2005          32,102,000   $32,000   $19,420,000   $ (7,456,000)
                                   ===========   =======   ===========   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For The Years Ended December 31,
                                                             2006           2005           2004
                                                         -----------    -----------    -----------
 Cash flows from operating activities:
  Net income                                             $ 3,628,000    $ 3,608,000    $ 1,466,000
  Adjustments to reconcile net income to net
   cash provided by  (used in)  operating activities:
    Change in allowance for doubtful accounts                 48,000         76,000         65,000
    Depreciation and amortization expenses                   104,000         85,000         40,000
    Stock-based compensation expense                         134,000         89,000         47,000
    Deferred income taxes                                 (1,040,000)    (1,586,000)      (537,000)

  Changes in assets and liabilities:
    Accounts receivable                                   (4,279,000)    (3,153,000)    (4,842,000)
    Other current assets                                    (108,000)       424,000       (398,000)
    Advances and other assets                             (2,037,000)        (8,000)       105,000
    Accounts payable and accrued liabilities               1,140,000      1,850,000      2,612,000
                                                         -----------    -----------    -----------

  Net cash provided by (used in) operating activities     (2,410,000)     1,385,000     (1,442,000)
                                                         -----------    -----------    -----------

  Cash flows from investing activities:
    Capital expenditures                                    (137,000)      (307,000)       (37,000)
                                                         -----------    -----------    -----------

  Net cash used in investing activities                     (137,000)      (307,000)       (37,000)
                                                         -----------    -----------    -----------

  Cash flows from financing activities:
    Sale of common shares                                         --             --        417,000
    Exercise of stock options                                103,000         21,000         15,000
    Increase (decrease) in  loan payable, net              2,171,000       (718,000)       952,000
                                                         -----------    -----------    -----------

  Net cash  provided by (used in) financing activities     2,274,000       (697,000)     1,384,000
                                                         -----------    -----------    -----------

  Net change in cash and cash equivalents                   (273,000)       381,000        (95,000)
  Cash and cash equivalents, beginning of year               419,000         38,000        133,000
                                                         -----------    -----------    -----------

  Cash and cash equivalents, end of year                 $   146,000    $   419,000    $    38,000
                                                         ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

      Through its wholly-owned subsidiary, Sunteck Transport Co., Inc, the Company is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's non-asset based services include ground transportation coast to coast, local pick up and delivery. The Company's business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by it. The independent commissioned sales agents typically enter into exclusive contractual arrangements with the Company and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under the Company's contract carrier license, air cargo carriers and railroads.

      The Company's brokerage services are provided though a network of independent sales agents throughout the United States and Canada. The Company's services include arranging for the transport of customers' freight from the shippers location to the designated destination. The Company does not own any trucking equipment and relies on independent carriers for the movement of customers' freight. The Company seeks to establish long-term relationships with its customers and provides a variety of logistics services and solutions to eliminate inefficiencies in its customers' supply chain management.

      The Company's contract carrier services are also provided through a network of independent sales agents and independent owner-operators throughout the United States. The Company does not own any trucking equipment; its independent owner-operators lease onto the Company's operating authority and transport freight under its name. In the fourth quarter of 2006, the Company upgraded its driver safety and compliance standards under the direction of a new safety director as part of its effort to improve safety ratings and the quality of its owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006. While the Company expects that this will have a residual impact in the first and second quarters of 2007, it does not anticipate any adverse long-term effect.

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

Fixed Assets

      Fixed assets as of December 31, 2006 and 2005, consisting predominantly of furniture, fixtures equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Advances

During 2006, in connection with the expansion of its sales agent network, the Company made advances to independent commissioned sales agents. According to the terms of the agreements, these advances will be offset against commissions earned over the lives of the agreements.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 4,090,000, 2,400,000, and 2,523,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Recently Issued Accounting Standards

      In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

      In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value;
however,   SFAS  157  does  not  expand  the  use  of  fair  value  in  any  new circumstances. The provisions of SFAS 157 are effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

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

Reclassification

      Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or net assets.

Note 2 - Change in Accounting Principle

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees in the financial statements based on the fair value at the date of the grant. In the first quarter of 2006, the Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted to employees prior to the adoption date of SFAS 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods.

      Prior to the adoption of SFAS 123R, the Company applied SFAS 123 to account for its stock option plans. As permitted by SFAS 123, the Company had chosen to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its employee stock option issuances, as stock options are issued with an exercise price at least equal to the closing price at the date of grant.

Note 3 - Debt

Loan Payable

      In May 2003, the Company entered into a $1.5 million Line of Credit with a commercial lending institution, secured by substantially all assets of the Company. In 2004, this Line of Credit was increased to $2.5 million and in 2006 this line was increased to $4.0 million. The Line of Credit expires in June 2008. The Line of Credit provides for interest at the LIBOR plus 2% (7.3% at December 31, 2006) and the maintenance of certain financial covenants.

Note 4 - Related Party Transactions

      In December 2000, the Company obtained financing totaling $575,000 from certain related parties in the form of ten year 12% Subordinated Convertible Debentures (Debentures). In January 2004, these Debentures were converted into 2,300,000 shares of common stock. Interest of $4,000 was charged to operations in 2004.

Note 5- Income Taxes

      For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes consisted of the following:

                                              2006                        2005                        2004
                                     Current       Deferred       Current      Deferred       Current     Deferred
                                   --------------------------------------------------------------------------------
Income tax expense before
 application of operating
 loss carryforwards                $ 1,083,000    $        --    $ 841,000    $        --    $ 393,000    $      --
Income tax expense (benefit)
 of operating loss carryforwards      (925,000)       925,000     (718,000)       718,000     (336,000)     336,000
Change in valuation
 allowance                                         (1,965,000)                 (2,304,000)                 (873,000)
                                   -----------    -----------    ---------    -----------    ---------    ---------

Income tax expense (benefit)       $   158,000    $(1,040,000)   $ 123,000    $(1,586,000)   $  57,000    $(537,000)
                                   -----------    -----------    ---------    -----------    ---------    ---------

      The following table reconciles the Company's effective income tax rate on income from operations to the Federal Statutory Rate for the years ended December 31, 2006, 2005 and 2004:

                                                   2006         2005         2004
                                                 --------     --------     --------
Federal Statutory Rate                              34.0%        34.0%        34.0%

State income taxes, net of federal benefit           5.8          3.4          5.7

Effect of:
 Utilization of operating loss carryforward        (34.0)       (34.0)       (34.0)
 Change in valuation allowance                     (37.9)       (44.0)       (54.4)
                                                --------     --------     --------
                                                   (32.1)%      (40.6)%      (48.7)%
                                                ========     ========     ========

        Deferred taxes are comprised of the following at December 31, 2006 and 2005:

                                               December 31,   December 31,
                                                   2006           2005
                                               ------------   ------------
    Deferred tax asset:
      Net operating loss carryforward          $  3,947,000   $  4,872,000
                                               ------------   ------------

    Gross  deferred tax asset                     3,947,000      4,872,000
    Less: valuation allowance                            --     (1,965,000)
                                               ------------   ------------

    Deferred tax asset                         $  3,947,000   $  2,907,000
                                               ============   ============

      The deferred tax asset represents expected future tax savings resulting from the Company's net operating loss carryforward. As of December 31, 2006, the Company has a net operating loss carryforward of approximately $11.6 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

      Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforward before its expiration in 2014. Accordingly, in 2006, 2005 and 2004 the valuation allowance was reduced by $1,965,000, $2,304,000, and $873,000, respectively. However, there can be no assurance that the Company will meet its expectations of future income.

Note 6 - Commitments and Contingencies

Leases

      The Company is obligated under non-cancelable operating leases for premises expiring at various dates through April 2010. Future minimum lease payments are $73,000, $68,000, $70,000 and $24,000 for the years ending December 31, 2007, 2008, 2009 and 2010, respectively. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $105,000, $97,000, and $76,000,
respectively.

Other Agreements

      The Company has employment agreements with Messrs. Wachtel and Wunderlich, its chief executive officer and chief financial officer, respectively, who are also stockholders. The agreements expire in December 31, 2011 and provide for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company's consolidated pre-tax profit (as defined) up to $1,250,000 and, 5% of our consolidated pre-tax profit in excess of $1,250,000, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $269,000 and $229,000 for the year ended December 31, 2006, respectively, and $125,000 for the years ended December 31, 2005 and 2004.

Litigation

      The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 7 - Stockholders' Equity

Stock Option Plans

      The Company has ten stock option plans; its 1985, 1986, 1989, 1992, 1997, 1999, 2003, 2005 and two 2006 Plans (collectively, the Plans). Pursuant to the Plans, a total of 20,342,500 shares of common stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel to purchase shares at not less than fair market value on the date of grant. Stock options generally vest ratably over a period of three to five years from the date of grant and must be exercised within ten years from the date of grant. The Company's policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. No further grants will be made under the 1985, 1986, 1989 or 1992 Plans.

      Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 11,292,000 as of December 31, 2006, 8,873,000 have been granted to independent sales agents.

      Option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

                                    Shares         Weighted       Weighted       Aggregate
                                  Subject to       Average         Average       Intrinsic
                                    Options     Exercise Price    Remaining        Value
                                                  Per Share      Contractual   (in millions)
                                                                    Life
                                 -----------    --------------   -----------   -------------
Outstanding, January 1, 2004       4,095,000          $  .15            7.5           $ 0.6
                                                                      -----           -----
Forfeited                           (736,000)            .16
Exercised                           (202,000)            .07
Granted                            2,437,000             .44
                                   ---------          ------

Outstanding, December 31, 2004     5,594,000          $  .28            5.9           $ 1.8
                                                                      -----           -----
Forfeited                           (611,000)            .33
Exercised                           (406,000)            .13
Granted                            2,504,000             .54
                                   ---------          ------

Outstanding, December 31, 2005     7,081,000          $  .37            5.1           $ 1.5
                                                                      -----           -----
Forfeited                           (192,000)            .56
Exercised                           (478,000)            .22
Granted                            4,881,000            1.11
                                   ---------          ------

Outstanding December 31, 2006     11,292,000          $  .70            4.6           $ 3.7
                                 -----------          ------          -----           -----
Exercisable, December 31, 2006     3,684,000          $  .32            3.9           $ 2.6
                                 -----------          ------          -----           -----

        As of December 31, 2006, there were 6,539,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2006 is as follows:

                              Options outstanding                               Options exercisable
                  ------------------------------------------------              -------------------
                                   Weighted
                                   average
                                  remaining           Weighted                              Weighted
   Range of                    contractual life   average exercise                      average exercise
exercise prices     Shares         (years)             price              Shares             price
---------------   ----------   ----------------   ----------------   ----------------   ----------------
  $.05 - .20       1,804,000         4.2                $   .13          1,804,000            $  .13
   .24 - .65       4,936,000         3.9                    .49          1,730,000               .44
   .72 - .88         484,000         5.3                    .87             50,000               .88
 1.07 - 1.48       4,068,000         5.5                   1.17            100,000              1.32
--------------------------------------------------------------------------------------------------------
  $.05 - 1.48      11,292,000         4.6                $   .70          3,684,000            $  .32
--------------------------------------------------------------------------------------------------------

Weighted average grant-date fair value of options granted:

                         2006                                $ 1.11
                         2005                                $ 0.54
                         2004                                $ 0.44

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

                                      2006            2005            2004
                                 -----------------------------------------------

Risk-free interest rate               4.52%           3.00%           3.00%
Expected dividend yield                  0%              0%              0%
Expected volatility factor           18.16%          22.29%          25.24%
Expected option term, in years        6.00            6.00            5.48

      The Company recognized stock-based compensation expense related to stock options of $134,000, $89,000 and $47,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company had $1.4 million of unrecognized stock-based compensation expense related to nonvested stock option plans that will be recognized over a period of five years.

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

Note 9 - Quarterly Results of Operations (Unaudited)

                                           Year Ended December 31, 2006
                                                   Quarter Ended
                               --------------------------------------------------------
                                  Mar 31       June 30       Sep 30          Dec 31
                               -----------   -----------   -----------   --------------
Gross revenues                 $18,096,000   $20,858,000   $22,442,000   $   22,715,000
                               -----------   -----------   -----------   --------------

                               -----------   -----------   -----------   --------------
Net income                     $ 1,155,000   $ 1,044,000   $   986,000   $      443,000
                               ===========   ===========   ===========   ==============

Basic net income per share         $   .04       $   .03       $   .03       $      .01
                               -----------   -----------   -----------   --------------
Diluted net income per share       $   .03       $   .03       $   .03       $      .01
                               ===========   ===========   ===========   ==============


                                              Year Ended December 31, 2005
                                                      Quarter Ended
                               ---------------------------------------------------------
                                  Mar 31         June 30        Sep 30         Dec 31
                               ------------   ------------   ------------   ------------
Gross revenues                 $ 14,915,000   $ 15,477,000   $ 17,336,000   $ 20,312,000
                               ------------   ------------   ------------   ------------

                               ------------   ------------   ------------   ------------
Net income                     $    393,000   $    441,000   $    580,000   $  2,194,000
                               ============   ============   ============   ============

Basic net income per share          $   .01        $   .01        $   .02        $   .07
                               ------------   ------------   ------------   ------------
Diluted net income per share        $   .01        $   .01        $   .02        $   .07
                               ============   ============   ============   ============

Note 10 - Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Activities

      Cash paid for interest in 2006, 2005 and 2004 was $113,000, $56,000 and $50,000 respectively.

      The Company paid income taxes $118,000, $47,000 and $24,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

      In January 2004, $575,000 of outstanding 12% convertible debentures were converted into 2,300,000 shares of common stock.