Form 10-Q
period 2007-03-31
AUTOINFO INC
filed 2007-05-11
CIK 351017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: MARCH 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
            For the transition period from ______________ to_______________

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

                                 YES |_| NO |X|

Number of shares outstanding of the Registrant's common stock as of May 11, 2007: 32,467,000 shares of common stock.

                         AUTOINFO, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

Item 1.           Consolidated Financial Statements:                                Page
                  Balance Sheets
                    March 31, 2007 (unaudited) and December 31, 2006 (audited)......  3

                  Statements of Income (unaudited)
                    Three months ended March 31, 2007 and 2006......................  4

                  Statements of Cash Flows (unaudited)
                    Three months ended March 31, 2007 and 2006......................  5

                  Notes to Unaudited Consolidated Financial Statements..............  6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................. 10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk........ 15

Item 4.           Controls and Procedures........................................... 15

Part II. Other Information

Item 6.           Exhibits.......................................................... 15

Signatures ......................................................................... 16

                         PART I - FINANCIAL INFORMATION

                         AUTOINFO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,      December 31,
                                                            2007            2006
                                                        ------------    ------------
                                                         Unaudited        Audited
ASSETS

Current assets:
   Cash and cash equivalents                            $    374,000    $    146,000
   Accounts receivable, net of allowance for doubtful
       accounts of $284,000 and $249,000 as of March
       31, 2007 and December 31, 2006, respectively       16,125,000      16,967,000
   Deferred income taxes (Note 2)                          1,445,000       1,445,000
   Other current assets                                      407,000         363,000
                                                        ------------    ------------

         Total current assets                             18,351,000      18,921,000

Fixed assets, net of accumulated depreciation                381,000         324,000

Deferred income taxes (Note 2)                             2,294,000       2,502,000

Advances and other assets                                  2,357,000       2,075,000
                                                        ------------    ------------

                                                        $ 23,383,000    $ 23,822,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Loan payable                                       $  2,598,000    $  3,451,000
     Accounts payable and accrued liabilities              8,275,000       8,375,000
                                                        ------------    ------------
          Total current liabilities                       10,873,000      11,826,000
                                                        ------------    ------------

Stockholders' Equity
    Preferred stock - authorized 10,000,000 shares
        $.001 par value; issued and outstanding
        - 0 shares as of March 31, 2007 and
        December 31, 2006                                         --              --
    Common stock - authorized 100,000,000 shares
        $.001 par value; issued and outstanding -
        32,467,000 shares as of March 31, 2007 and
        32,102,000 shares as of December 31, 2006             32,000          32,000
    Additional paid-in capital                            19,608,000      19,420,000
    Deficit                                               (7,130,000)     (7,456,000)
                                                        ------------    ------------
        Total stockholders' equity                        12,510,000      11,996,000
                                                        ------------    ------------

                                                        $ 23,383,000    $ 23,822,000
                                                        ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       2007             2006
                                                   -----------     ------------

Gross revenues                                     $22,054,000     $ 18,096,000
Cost of transportation                              17,200,000       14,108,000
                                                   -----------     ------------

Net revenues                                         4,854,000        3,988,000
                                                   -----------     ------------

Commissions                                          3,124,000        2,478,000
Operating expenses                                   1,115,000          888,000
                                                   -----------     ------------
                                                     4,239,000        3,366,000
                                                   -----------     ------------

Income from operations                                 615,000          622,000
Interest expense                                        46,000            6,000
                                                   -----------     ------------

Income before income taxes                             569,000          616,000
Income taxes (benefit) (Note 2)                        243,000         (539,000)
                                                   -----------     ------------

Net income                                         $   326,000     $  1,155,000
                                                   ===========     ============

Net income per share
     Basic                                         $       .01     $        .04
                                                   -----------     ------------
     Diluted                                       $       .01     $        .03
                                                   -----------     ------------

Weighted average number of common shares
     Basic                                          32,265,000       31,751,000
                                                   -----------     ------------
     Diluted                                        36,368,000       34,506,000
                                                   -----------     ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         2007           2006
                                                     -----------    -----------
Cash flows from operating activities:
Net income                                           $   326,000    $ 1,155,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in allowance for doubtful accounts            35,000         46,000
     Depreciation and amortization                        29,000         25,000
     Stock-based compensation expense                     77,000         33,000
     Deferred income taxes (benefit)                     208,000       (574,000)
Changes in assets and liabilities:
     Accounts receivable                                 807,000        262,000
     Other current assets                                (44,000)      (124,000)
     Advances and other assets                          (282,000)            --
     Accounts payable and accrued liabilities           (100,000)      (227,000)
                                                     -----------    -----------

Net cash provided by operating activities              1,056,000        596,000
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                (88,000)       (34,000)
                                                     -----------    -----------
Net cash used in investing activities                    (88,000)       (34,000)
                                                     -----------    -----------

Cash flows from financing activities:
    Exercise of stock options                            113,000         24,000
    Decrease in  loan payable, net                      (853,000)      (679,000)
                                                     -----------    -----------
Net cash used in financing activities                   (740,000)      (655,000)
                                                     -----------    -----------

Net change in cash and cash equivalents                  228,000        (93,000)
Cash and cash equivalents, beginning of period           146,000        419,000
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   374,000    $   326,000
                                                     ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AUTOINFO, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings "Business," and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 1. - Business and Summary of Significant Accounting Policies

Business

      The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

      The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

      The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

      The consolidated financial statements include the accounts of the AutoInfo, Inc. (the Company), its wholly-owned subsidiary Sunteck Transport Co., Inc. and its wholly-owned subsidiary Sunteck Transport Carriers, Inc., collectively (Sunteck). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

      As a third party transportation logistics provider, the Company acts as the shippers' agent and arranges for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, the Company's obligations are completed and collection of receivables is reasonably assured.

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

Fixed Assets

      Fixed  assets as of March  31,  2007 and  December  31,  2006,  consisting predominantly of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

      Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 4,103,000 and 2,755,000, respectively, for the three month periods ended March 31, 2007 and 2006.

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

      The Company's results of operations for the three months ended March 31, 2007 and 2006 include an additional $10,000 and $12,000, respectively, in operating expense related to the adoption of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

      Adoption of SFAS 123R did not change the Company's accounting for share based payments issued to non-employees.

Note 2- Income Taxes

      For the three month periods ended March 31, 2007 and 2006, respectively, the provision for income taxes consisted of the following:

                                                     2007                           2006
                                           --------------------------------------------------------
                                             Current       Deferred        Current       Deferred
                                           --------------------------------------------------------
      Tax expense before application of
           operating loss carryforwards    $   243,000    $        --    $   244,000    $        --
      Tax expense (benefit) of operating
           loss carryforwards                 (208,000)       208,000       (209,000)       209,000
      Change in valuation allowance                                               --       (783,000)
                                           --------------------------------------------------------
      Income tax expense (benefit)         $    35,000    $   208,000    $    35,000    $  (574,000)
                                           --------------------------------------------------------

      The deferred tax asset $3,739,000 and $3,947,000 at March 31, 2007 and December 31, 2006, respectively, represents expected future tax savings resulting from the Company's utilization of its net operating loss carryforwards. As of December 31, 2006, the Company has net operating loss carryforwards of approximately $11.6 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. Based upon available objective evidence, including the Company's post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforwards before its expiration in 2014.

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

Overview

      Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers' needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenue, net revenue and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively, during our most recently completed fiscal year and approximately $22.1 million, $4.9 million and $326,000, respectively, during the three months ended March 31, 2007.

      During the quarter ended March 31, 2007, the increase in gross revenue and net revenue is readily measured by the number of transactions we have processed, which increased for the respective three month periods from 13,750 in 2006 to 17,500 in 2007, an increase of 27%. This is the direct result of the expansion of our agent network. Both gross revenue and net revenue increased by 22% over the prior year period as compared to an increase of 27% in the number of transactions processed. The decrease in revenue dollars per load (4%) is the result of revenue mix and the competitive environment during the period.

      During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three months ended March 31, 2007 and 2006

      During the quarter ended March 31, 2007, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

                                              2007      2006
                                             ------    ------

                 Net revenues                 100.0%    100.0%

                    Commissions                64.4%     62.1%
                    Operating expenses         23.0%     22.3%
                    Interest expense             .9%       .1%
                    Income taxes (benefit)      5.0%    (13.5)%

                 Net income                     6.7%     29.0%

Revenues

      Gross revenues, consisting of freight fees and other related services revenue, totaled $22,054,000 for the quarter ended March 31, 2007, as compared with $18,096,000 in the prior year period, an increase of 22%. Net revenues were $4,854,000 for the quarter ended March 31, 2007, as compared with $3,988,000 in the prior year period, an increase of 22%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 27% increase in the number of transactions processed.

Costs and expenses

      Commissions totaled $3,124,000 for the quarter ended March 31, 2007, as compared with $2,478,000 in the prior year period, an increase of 26%. This increase is the result of the increase in net revenues. As a percentage of net revenues, commissions were 64% and 62% for the quarters ended March 31, 2007 and 2006, respectively. This increase is the result of agent and revenue mix as well as agent rate increases based upon achieving revenue and profitability benchmarks.

      Operating expenses totaled $1,115,000 for the quarter ended March 31, 2007, as compared with $888,000 in the prior year period, an increase of 26%. As a percentage of net revenues, operating expenses were 23.0% for the quarter ended March 31, 2007, as compared with 22.3% in the prior year period. The increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. During 2006, we moved our headquarters, increasing our space to 5,300 square feet. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2007 without a significant increase in overhead.

      Interest expense was $46,000 for the quarter ended March 31, 2007, as compared with $6,000 in the prior year period. This increase is primarily the result of increased borrowings pursuant to our $2.5 million line of credit.

Income tax

      Income tax expense for the quarter ended March 31, 2007 of $243,000 consisted of the utilization of the deferred tax benefit of $208,000 and state income taxes of $35,000 compared to an income tax benefit of $539,000 for the quarter ended March 31, 2006 which consisted of a benefit of $783,000 resulting from the anticipated future utilization of available federal tax loss carryforwards, net of the utilization of the deferred tax benefit of $209,000 and state income taxes of $35,000. The increase in income taxes is because, as of December 2006, we had fully recognized the anticipated future utilization of available federal tax loss carryforwards as management believes it is more likely than not that they will be realized by the end of the carryforward periods.

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

      For the quarter ended March 31, 2007, our gross revenues increased to $22.1 million from $18.1 million in the prior year. As of March 31, 2007, we had an accumulated deficit of $7.1 million. Factors that could adversely affect our operating results include:

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

      At March 31, 2007, we had outstanding $2,598,000 under our $4,000,000 line of credit. The line of credit facility, obtained from a bank in May 2003, is at an interest rate of LIBOR plus 2% and is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2008. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

      At March 31, 2007, we had liquid assets of approximately $374,000. Available cash is used to reduce borrowings on our line of credit.

      The total amount of debt outstanding as of March 31, 2007 and 2006 was $2,598,000 and $601,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2007 and 2006, respectively:

                                          Weighted                          Weighted
                         Balance        Average Rate        Balance       Average Rate
                       ------------------------------------------------------------------
                                   2007                               2006
                       ------------------------------------------------------------------
       Line of Credit   2,598,000          7.32%            601,000            8.25%

      Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2007. Higher fuel prices have had no material impact on our revenues or the results of operations for the period ended March 31, 2007 because, as a broker, we are able to pass through to our customers any increased costs incurred. The higher cost of fuel passed through as a fuel surcharge has become an industry standard and an acceptable business practice.

Critical accounting policies

      Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the notes to the financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving management estimates and assumptions are described below. Actual results could differ materially from management's estimates under different assumptions or conditions.

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

Income Taxes

      The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforwards. As of December 31, 2006, we had net operating loss carryforwards of approximately $11.6 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. As of December 2006, we had fully recognized the anticipated future utilization of available federal tax loss carryforwards as management believes it is more likely than not that they will be realized by the end of the carryforward periods.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                             CONTROLS AND PROCEDURES

      Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - OTHER INFORMATION

Item 1 - 5: Inapplicable.

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

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUTOINFO, INC.


                                        /s/ Harry Wachtel
                                        ----------------------------------------
                                         Harry Wachtel
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ William Wunderlich
                                        ----------------------------------------
                                        William Wunderlich
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date: May 11, 2007