Form 10-Q
period 2007-09-30
AUTOINFO INC
filed 2007-11-09
CIK 351017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______________ to ____________________

Commission File Number: 001-11497

AUTOINFO, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-2867481

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification number)
or organization)

6413 Congress Ave., Suite 260, Boca Raton, FL 33487

(Address of principal executive office)

(561) 988-9456

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒            NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐        NO ☒

Number of shares outstanding of the Registrant’s common stock as of November 8, 2007: 33,001,000 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES INDEX

2

PART I - FINANCIAL INFORMATION AUTOINFO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006

	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$132,000	$146,000
Accounts receivable, net of allowance for doubtful accounts of $317,000 and $249,000 as of September 30, 2007 and December 31, 2006, respectively	20,427,000	16,967,000
Deferred income taxes (Note 2)	1,445,000	1,445,000
Other current assets	750,000	363,000

Total current assets	22,754,000	18,921,000

Fixed assets, net of accumulated depreciation	450,000	324,000
Deferred income taxes (Note 2)	1,811,000	2,502,000
Advances and other assets	3,441,000	2,075,000

	$28,456,000	$23,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable (Note 3)	$—	$3,451,000
Accounts payable and accrued liabilities	10,540,000	8,375,000

Total current liabilities	10,540,000	11,826,000

Loan payable (Note 3)	4,330,000

Stockholders’ equity: Preferred stock – authorized 10,000,000 shares $.001 par value; issued and outstanding – 0 shares as of September 30, 2007 and December 31, 2006	—	—
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding - 33,001,000 shares as of September 30, 2007 and 32,102,000 shares as of December 31, 2006	33,000	32,000
Additional paid-in capital	19,797,000	19,420,000
Deficit	(6,244,000)	(7,456,000)

Total stockholders’ equity	13,586,000	11,996,000

	$28,456,000	$23,822,000

The accompanying notes are an integral part of these consolidated financial statements.
3

AUTOINFO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2007	2006	2007	2006

Gross revenues	$77,357,000	$61,395,000	$29,079,000	$22,441,000
Cost of transportation	61,825,000	48,384,000	23,548,000	17,877,000

Net revenues	15,532,000	13,011,000	5,531,000	4,564,000

Commissions	9,896,000	8,025,000	3,511,000	2,818,000
Operating expenses	3,443,000	2,759,000	1,153,000	960,000

	13,339,000	10,784,000	4,664,000	3,778,000

Income from operations	2,193,000	2,227,000	867,000	786,000
Interest expense	172,000	63,000	71,000	39,000

Income before income taxes	2,021,000	2,164,000	796,000	747,000
Income taxes (benefit) (Note 2)	809,000	(1,021,000)	293,000	(239,000)

Net income	$1,212,000	$3,185,000	$503,000	$986,000

Net income per share:
Basic	$.04	$.10	$.02	$.03
Diluted	$.03	$.09	$.01	$.03

Weighted average number of common shares:
Basic	32,693,000	31,856,000	33,001,000	31,997,000
Diluted	35,947,000	35,876,000	35,362,000	36,732,000

The accompanying notes are an integral part of these consolidated financial statements.
4

AUTOINFO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,212,000	$3,185,000
Adjustments to reconcile net income to net cash used in operating activities:
Change in allowance for doubtful accounts	68,000	122,000
Depreciation and amortization	86,000	75,000
Stock-based compensation expense	129,000	102,000
Deferred income taxes (benefit)	691,000	(1,146,000)
Changes in assets and liabilities:
Accounts receivable	(3,528,000)	(2,867,000)
Other current assets	(388,000)	(233,000)
Advances and other assets	(1,366,000)	(1,231,000)
Accounts payable and accrued liabilities	2,165,000	1,759,000

Net cash used in operating activities	(931,000)	(234,000)

Cash flows from investing activities:
Capital expenditures	(212,000)	(66,000)

Net cash used in investing activities	(212,000)	(66,000)

Cash flows from financing activities:
Exercise of stock options	250,000	97,000
Increase in loan payable, net	880,000	834,000

Net cash provided by financing activities	1,129,000	931,000

Net change in cash and cash equivalents	(14,000)	631,000
Cash and cash equivalents, beginning of period	146,000	419,000

Cash and cash equivalents, end of period	$132,000	$1,050,000

The accompanying notes are an integral part of these consolidated financial statements.
5

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the United States Securities and Exchange Commission (“SEC”).

Note 1. - Business and Summary of Significant Accounting Policies

Business

                AutoInfo, Inc (the “Company”), through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (“Sunteck “), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

                The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (“GAAP”).

                The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

                The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Sunteck and its wholly-owned subsidiary Sunteck Transport Carriers, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

                As a third party transportation logistics provider, the Company acts as the shippers’ agent and arranges for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, the Company’s obligations are completed and collection of receivables is reasonably assured.

                Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions. Accordingly, the Company records all transactions at the gross amount, consistent with the provisions of EITF 99-19.

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

Fixed Assets

                Fixed assets as of September 30, 2007 and December 31, 2006, consisting predominantly of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

                Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,361,000 and 4,735,000, and 3,254,000 and 4,020,000, respectively, for the three and nine month periods ended September 30, 2007 and 2006, respectively.

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

Stock-Based Compensation

                On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) utilizing the modified prospective transition method. SFAS 123R requires employee stock options to be valued at fair value on the date of grant and charged to expense over the applicable vesting period. Under the modified prospective method, compensation expense is recognized for all share based payments issued on or after January 1, 2006 and for all share payments issued to employees prior to January 1, 2006 that remain unvested. Adoption of SFAS 123R did not change the Company’s accounting for share based payments issued to non-employees.

Note 2- Income Taxes

                For the three and nine month periods ended September 30, 2007 and 2006, respectively, the provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2007		2006

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$293,000	$—	$299,000	$—
Tax expense (benefit) of operating loss carryforwards	(250,000)	250,000	(255,000)	255,000
Change in valuation allowance			—	(538,000)

Income tax expense (benefit)	$43,000	$250,000	$44,000	$(283,000)

	Nine Months Ended September 30,
	2007		2006

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$809,000	$—	$855,000	$—
Tax expense (benefit) of operating loss carryforwards	(691,000)	691,000	(730,000)	730,000
Change in valuation allowance			—	(1,876,000)

Income tax expense (benefit)	$118,000	$691,000	$125,000	$(1,146,000)

                The deferred tax asset, $3,256,000 and $3,947,000 at September 30, 2007 and December 31, 2006, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2006, the Company has net operating loss carryforwards of approximately $11.6 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforwards before its expiration in 2014.

Note 3 – Loan payable

                At September 30, 2007, the Company had outstanding $4,330,000 under a $9,000,000 line of credit. The line of credit facility, obtained from a bank in May 2003, is at an interest rate of LIBOR plus 1.25% and is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2009. On August 3, 2007, this facility was increased from $4,000,000 to $9,000,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

                Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (“Sunteck”), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenues, net revenues and net income of approximately $84.1 million, $17.7 million and $3.6 million, respectively, during our most recently completed fiscal year and approximately $77.4 million, $15.5 million and $1.2 million respectively, during the nine months ended September 30, 2007.

                During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

                During the three month period ended September 30, 2007, the increase in gross revenues and net revenues is mainly attributable to the increase in the number of transactions we have processed. The number of transactions processed increased to 21,700 during the three months ended September 30, 2007 from 15,750 during the same period in the prior year, an increase of 38%. This is the direct result of the expansion of our agent network. Gross revenues increased by 30% over the same prior year period from $22,441,000 to $29,079,000. The decrease in revenue dollars per load (6%) is the result of revenue mix and the competitive environment during the period. Net revenues increased by 21%

over the same prior year period from $4,564,000 to $5,531,000. This is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment.

                During the nine month period ended September 30, 2007, the increase in gross revenues and net revenues is readily measured by the number of transactions we have processed. The number of transactions processed increased to 58,700 during the nine months ended September 30, 2007 from 44,350 during the same period in the prior year, an increase of 32%. This is the direct result of the expansion of our agent network. Gross revenues increased by 26% over the same prior year period from $61,395,000 to $77,357,000. The decrease in revenue dollars per load (5%) is the result of revenue mix and the competitive environment during the period. Net revenues increased by 19% over the same prior year period from $13,011,000 to $15,532,000. This is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment. This trend is subject to many factors including seasonal trends, market conditions, competition and agent mix and is, therefore, not necessarily indicative of future results.

For the Three and Nine Month Periods Ended September 30, 2007 and 2006

                During the three and nine month periods ended September 30, 2007, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	100.0%	100.0%	100.0%	100.0%

Commissions	63.5%	61.7%	63.7%	61.7%
Operating expenses	20.8%	21.0%	22.2%	21.2%
Interest expense	1.3%	.9%	1.1%	.5%
Income taxes (benefit)	5.3%	(5.2%)	5.2%	(7.9%)

Net income	9.1%	21.6%	7.8%	24.5%

Revenues

                Gross revenues, consisting of freight fees and other related services revenues, totaled $29,079,000 for the three months ended September 30, 2007, as compared with $22,441,000 in the same period of the prior year, an increase of 30%. Net revenues were $5,531,000 for the three months ended September 30, 2007, as compared with $4,564,000 in the same period of the prior year, an increase of 21%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 38% increase in the number of transactions processed. The increase in net revenues of 21% as compared to the increase in gross revenues of 30% is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment.

                Gross revenues, consisting of freight fees and other related services revenue, totaled $77,357,000 for the nine months ended September 30, 2007, as compared with $61,395,000 in the same period of the prior year, an increase of 26%. Net revenues were $15,532,000 for the nine months ended September 30, 2007, as compared with $13,011,000 in the same period of the prior year, an increase of 19%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 32% increase in the number of transactions processed. The increase in net revenues of 19% as compared to the increase in gross revenues of 26% is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment.

Costs and expenses

Commissions

                For the three months ended September 30, 2007, commissions totaled $3,511,000 as compared with $2,818,000 in the same period of the prior year. As a percentage of net revenues, commissions were 64% as compared with 62% in the same period of the prior year.

                For the nine months ended September 30, 2007, commissions totaled $9,896,000 as compared with $8,025,000 in the same period of the prior year. As a percentage of net revenues, commissions were 64% as compared with 62% in the same period of the prior year.

                These increases are the result of agent and revenue mix as well as agent rate increases based upon achieving revenue and profitability benchmarks.

Operating expenses

                For the three months ended September 30, 2007, operating expenses totaled $1,153,000 as compared with $960,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 21% as compared with 21% in the prior year period.

                For the nine months ended September 30, 2007, operating expenses totaled $3,443,000 as compared with $2,759,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 22% as compared with 21% in the same period of the prior year.

                These increases are the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2008 without a significant increase in overhead.

Interest Expense

                For the three months ended September 30, 2007, interest expense totaled $71,000 as compared with $39,000 in the same period of the prior year.

                For the nine months ended September 30, 2007, interest expense totaled $172,000 as compared with $63,000 in the same period of the prior year.

                These increases are primarily the result of increased borrowings under our $9,000,000 million line of credit.

Income tax

                Income tax expense for the three months ended September 30, 2007 of $293,000 consisted of the utilization of the deferred tax benefit of $250,000 and state income taxes of $43,000 compared to an income tax benefit of $239,000 for the quarter ended September 30, 2006 which consisted of a benefit of $538,000 resulting from the anticipated future utilization of available federal tax loss carryforwards, net of the utilization of the deferred tax benefit of $255,000 and state income taxes of $44,000.

                Income tax expense for the nine months ended September 30, 2007 of $809,000 consisted of the utilization of the deferred tax benefit of $691,000 and state income taxes of $118,000 compared to an income tax benefit of $1,021,000 for the quarter ended September 30, 2006 which consisted of a benefit of $1,876,000 resulting from the anticipated future utilization of available federal tax loss carryforwards, net of the utilization of the deferred tax benefit of $730,000 and state income taxes of $125,000.

                The increase in income taxes is because we had fully recognized the anticipated future utilization of available federal tax loss carryforwards as of December 31, 2006, as management believed it was more likely than not that they will be realized by the end of the carryforward periods.

Trends and uncertainties

                The transportation industry is highly competitive and highly fragmented. Our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. We also compete with customers’ and shippers’ internal traffic and transportation departments as well as carriers internal sales and marketing departments directly seeking shippers’ freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past four years has been the expansion of our brokerage services agent network and expansion of our contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

                For the nine months ended September 30, 2007, our gross revenues increased to $77,357,000 from $61,395,000 in the same period of the prior year. As of September 30, 2007, we had an accumulated deficit of $6,244,000. Factors that could adversely affect our operating results include:

•	the success of Sunteck in expanding its business operations; and

•	changes in general economic conditions.

                Depending on our ability to generate revenues, we may require additional funds to expand Sunteck’s business operations and for working capital and general corporate purposes. Any additional equity financing may be dilutive to stockholders and debt financings may involve restrictive covenants that further limit our ability to make decisions that we believe will be in our best interests. In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand Sunteck’s operations may be materially adversely affected.

Liquidity and capital resources

                During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit.

                At September 30, 2007, we had outstanding $4,330,000 under our $9,000,000 line of credit. The line of credit facility, obtained from a bank in May 2003, is at an interest rate of LIBOR plus 1.25% and is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2009. On August 3, 2007, this facility was increased from $4,000,000 to $9,000,000. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

                At September 30, 2007, we had liquid assets of approximately $132,000. Available cash is used to reduce borrowings under our line of credit.

                The following table presents our debt instruments and their weighted average interest rates as of September 30, 2007 and 2006, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2007		2006

Line of Credit	$4,330,000	6.37%	$2,114,000	7.32%

                Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended September 30, 2007. Higher fuel prices have had no material impact on our revenues or the results of operations for the period ended September 30, 2007 because, as a broker, we are able to pass through to our customers any increased costs incurred. The higher cost of fuel passed through as a fuel surcharge has become an industry standard and an acceptable business practice.

Critical accounting policies

                Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the notes to the financial statements included elsewhere in this report includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving management estimates and assumptions are described below. Actual results could differ materially from management’s estimates under different assumptions or conditions.

Revenue Recognition

                As a third party transportation logistics provider, we act as the shippers’ agent and arrange for a carrier to handle the freight. Gross revenues consist of the total dollar value of services purchased by shippers. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured.

                Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (EITF 99-19), establishes criteria for recognizing revenues on a gross or net basis. We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and have latitude in pricing decisions. Accordingly, we record all transactions at the gross amount, consistent with the provisions of EITF 99-19.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                None.

CONTROLS AND PROCEDURES

                Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

                There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits

10A	Fifth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al *

31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed as an exhibit hereto.
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOINFO, INC.

/s/ Harry Wachtel

Harry Wachtel
President and Chief Executive Officer
(Principal Executive Officer)

/s/ William Wunderlich

William Wunderlich
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2007
17