Form 10-K
period 2007-12-31
AUTOINFO INC
filed 2008-03-27
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 001-11497

AUTOINFO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2867481

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6413 Congress Ave – Suite 260
Boca Raton, Florida 33487
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 561 - 988 - 9456

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 30, 2007 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $ .80 per share) approximately $7,959,000.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 21, 2008 was 32,586,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AUTOINFO, INC.

Annual Report on Form 10-K
TABLE OF CONTENTS

FORWARD LOOKING STATEMENT INFORMATION

          Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	BUSINESS

Overview

          Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively, during our most recently completed fiscal year.

          Our brokerage services are provided though a network of independent sales agents throughout the United States and Canada. Our services include arranging for the transport of customers’ freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers’ freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers’ supply chain management.

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

The industry

          Prior to the mid 1980’s, the trucking industry was regulated by the Interstate Commerce Commission. Deregulation brought new breath and life to the industry. This also brought with it the problem of how to navigate the transportation highway. Shippers found it difficult to locate carriers and carriers found that it was expensive to find freight. Enter the third party transportation providers-intermediaries (freight brokers, freight forwarders and logistics providers). The third party intermediary connects the shipper and the carrier and helps manage the flow of goods.

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

          There are several trends which are relevant to the continued dependency upon and growth of the trucking industry:

•	Just in time service

With new technology and a premium on cost savings, businesses are able to maintain smaller inventories, thereby reducing carrying costs and warehouse space requirements. The impact on the freight industry is more shipments of smaller quantities that are more time sensitive and, therefore, more costly.

•	Outsourcing	Companies have found it to be more cost effective and efficient to eliminate company owned truck fleets and rely upon others to handle their trucking and shipping needs.

•	Logistics

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

          Third party logistics companies provide numerous services to clients on an outsourced basis, by contract and on demand. The continued growth of this industry has created secondary market opportunities to provide low-cost delivery to the endpoint, in addition to supply chain services of warehousing, inventory management and electronic interface with customers and suppliers. Third party logistics companies provide customized domestic and international freight transportation of customers’ goods and packages via truck, rail, airplane and ship, and provide warehousing and storage of those goods. Many companies utilize information systems and expertise to reduce inventories, cut transportation costs, speed delivery and improve customer service. The third- party logistics services business has been bolstered in recent years by the competitiveness of the global economy, which causes shippers to focus on reducing handling costs, operating with lower inventories and shortening inventory transit times. Using a network of transportation, handling and storage providers in multiple transportation modes, third-party logistics services companies seek to improve their customers’ operating efficiency by reducing their inventory levels and related handling costs. Many third-party logistics service providers are non-asset-based, primarily utilizing physical assets owned by others in multiple transport modes.

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

Operations and systems

          We processed approximately 85,000 freight orders in 2007, as compared with 60,000 in 2006.

          In our brokerage services, our sales agents throughout the United States and Canada receive customers’ freight requirements daily. All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers’ freight.

          In our contract carrier services, our sales agents receive customers’ freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers’ freight. In addition, utilizing various sources, including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue. A typical owner-operator will generate $2,500 per week in revenues. In the fourth quarter of 2006, we upgraded our driver safety and compliance standards under the direction of a new safety director as part of our effort to improve safety ratings and the quality of our owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006 and had a residual impact in the first and second quarters of 2007. The number of owner operators and corresponding number of transactions and revenues returned to pre-upgrade levels during the third quarter of 2007 and, with the addition of new sales agents, exceeded these levels in the fourth quarter of 2007.

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

          We utilize a state-of-the-art proprietary internet based order entry system. All agents access our web-based platform and orders are entered into a customized traffic management system which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports from our Florida corporate headquarters. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity. We maintain dual off-site storage and back-up facilities to insure data integrity and safety.

Suppliers

          We use the services of various third party transportation companies. During 2007, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

          We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2007, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

          Sunteck has achieved revenue growth through the addition of independent sales agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of the logistics and supply chain services we provide.

          Each operations office markets our full range of supply chain services to existing customers and pursues new customers within its local markets. We build new customer relationships by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and our sales agents’ individual knowledge and experience.

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

          Significant opportunities for expansion and growth also include strategic alliances with other service freight broker groups. This strategy will enable us to achieve strong regional penetration into new geographical markets and increase back office capabilities to service the agent network.

Competition

          The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers’ and shippers’ internal traffic and transportation departments as well as carriers’ internal sales and marketing departments directly seeking shippers’ freight. We generally compete on the basis of price and the range of logistics and supply chain services offered.

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

Risk and liability

          In our brokerage services, we do not assume liability for loss or damage to freight; we act as the shipper’s agent and arrange for a carrier to handle the freight. Therefore, we do not take possession of the shipper’s freight and, accordingly, we are not liable for the carrier’s negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers. In addition, we maintain $100,000 of contingent cargo liability insurance.

          In our contract carrier services business, we are liable for loss or damage to our customers’ freight. We maintain cargo liability insurance coverage with a policy limit of $100,000 per occurrence. We have not incurred any material losses to date. Any such losses in excess of insurance limits would be accounted for as incurred for financial reporting purposes.

Employees

          As of March 14, 2008, we had 52 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

          The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. The website address is www.sec.gov.

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

          A substantial portion of our business is originated by our network of independent sales agents. Most of these sales agents work with us on an exclusive basis pursuant to contracts with terms ranging from one to five years. However, certain agent contracts are terminable upon thirty day notice by either party. These contracts typically contain non-compete and non-solicitation provisions. Notwithstanding these provisions we may not be able to restrict the ability of a former agent from competing with Sunteck following termination. As a result, if sales representatives terminate their affiliation with us, our revenue and results of operations could be adversely affected.

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

          The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, price increases by capacity providers, interest rate fluctuations, and other economic factors beyond our control. Certain of our third party capacity providers can be expected to charge higher prices to cover increased operating expenses, and our operating income may decline if we are unable to pass through to our customers the full amount of these higher transportation costs. If a slowdown in economic activity or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, our operating results could be materially adversely affected.

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

         Our future success depends, in part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and is responsible for executing that plan. The loss of Mr. Wachtel would adversely affect our business. We do not have any term “key man” insurance on Mr. Wachtel. If we lose the services of Mr. Wachtel, our business, operations, and financial condition would be materially adversely affected.

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

         As of March 21, 2008, our president, Harry Wachtel, owned approximately 15.4% of the issued and outstanding shares of our common stock. Further, James T. Martin, Kinderhook Partners, LP, Wasatch Advisors, Inc. and Morehead Opportunity Fund,, LP, four significant stockholders, owned approximately 19.3%, 18.5%, 9.9% and 6.7%, respectively, of the issued and outstanding shares of our common stock. As a result, either Mr. Wachtel, Mr. Martin or Kinderhook Partners, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

         The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 21, 2008, our closing stock price has ranged from $1.05 to $0.62. On March 21, 2008, our closing stock price was $0.75.

         The trading price of our common stock has been volatile and will continue to be subject to:

•	volatility in the trading markets generally;

•	significant fluctuations in our quarterly operating results; and

•	announcements regarding our business or the business of our competitors.

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

         We have granted options covering approximately 12.8 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

         Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a national securities exchange such as the American or New York Stock Exchanges and the Nasdaq World or Capital Markets. We do not currently meet the minimum trading price requirement for listing on any of these exchanges and there is uncertainty that we will ever be accepted for a listing on any of these exchanges.

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

          We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease runs through April 2010 and provides for aggregate rent payments of $65,000 for the twelve months ending April 2008, $68,000 for the twelve months ending April 2009 and $71,000 for the twelve months ending April 2010.

Item 3.	LEGAL PROCEEDINGS

          We are not a party to any material legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 4, 2007 pursuant to action taken by written consent in lieu of special meeting of our stockholders, stockholders holding an aggregate of 18,838,312 shares of our common stock, or approximately 58% of our issued and outstanding shares common stock as of the record date, approved the adoption of our 2006 Stock Option Plan.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

          Our common stock is not listed on any stock exchange. Our common stock is traded on the Nasdaq Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “Auto.” The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2007	High	Low

First quarter	$1.06	$0.98
Second quarter	0.97	0.74
Third quarter	0.80	0.62
Fourth quarter	0.87	0.63

Year Ended December 31, 2006	High	Low

First quarter	$0.90	$0.55
Second quarter	1.33	0.76
Third quarter	1.91	0.99
Fourth quarter	1.17	0.98

          As of March 21, 2008, the closing bid price per share for our common stock, as reported on the OTCBB was $0.75. As of March 21, 2008 we had approximately 1,000 beneficial stockholders.

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

          The following is a summary of our selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

          The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000’s omitted, except for per share data	Year ended December 31,

	2007	2006	2005	2004	2003

Statement of Operations Data:

Gross revenues	$110,332	$84,111	$68,040	$46,492	$27,171

Net revenues (1)	21,309	17,743	13,554	8,734	5,076

Net income	$1,604	$3,628	$3,608	$1,466	$1,300

Net income per share (2)
Basic	$.05	$.11	$.11	$.05	$.05
Diluted	$.05	$.10	$.11	$.04	$.05

(1)	Net revenues are determined by deducting cost of transportation from gross revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The common stock equivalents for the year ended December 31, 2007, 2006, 2005, 2004 and 2003 were 3,113,000, 4,090,000, 2,400,000, 2,523,000 and 1,434,000, respectively.

000’s omitted	As at December 31,

	2007	2006	2005	2004	2003

Balance Sheet Data:

Cash and cash equivalents	$270	$146	$419	$38	$133
Accounts receivable, net	24,224	16,967	12,735	9,658	4,881
Total assets	33,190	23,822	16,646	11,795	6,286
Total liabilities	19,374	11,826	8,515	7,383	4,394
Deficit	(5,852)	(7,456)	(11,084)	(14,692)	(16,158)
Stockholders’ equity	13,816	11,996	8,131	4,412	1,892

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

          Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

          This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 6 of this report.

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

          Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively, during our most recently completed fiscal year.

          Our brokerage services are provided though a network of independent sales agents throughout the United States and Canada. Our services include arranging for the transport of customers’ freight from the shippers location to the designated destination. We do not own any trucking equipment and rely on independent carriers for the movement of customers’ freight. We seek to establish long-term relationships with our customers and provide a variety of logistics services and solutions to eliminate inefficiencies in our customers’ supply chain management.

          Our contract carrier services are also provided through a network of independent sales agents and independent owner-operators throughout the United States. We do no own any trucking equipment; our independent owner-operators lease onto our operating authority and transport freight under the Sunteck name.

          The most significant factors in our growth during the past two years have been internal growth experienced by our existing agents and the expansion of our brokerage services agent, contract carrier services agent and owner-operator networks. This growth is readily measured by the number of transactions we have processed, which increased from 60,000 in 2006 to 85,000 in 2007, an increase of 42%. The average revenue dollar per load decreased by 7% in 2007 as compared to 2006. The decrease in revenue dollars per load is the result of revenue mix and the competitive environment during the period.

          During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2007 vs 2006

          During the year ended December 31, 2007, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	2007	2006

Net revenues	100.0%	100.0%

Commissions	63.3%	62.3%
Operating expenses	22.9%	21.6%
Interest expense	1.3%	.6%
Income taxes (benefit)	5.0%	(5.0)%

Net income	7.5%	20.5%

Revenues

          Gross revenues, consisting of freight fees and other related services revenue, totaled $110,332,000 for the year ended December 31, 2007, as compared with $84,111,000 in the prior year, an increase of 31%. Net revenues were $21,309,000 for the year ended December 31, 2007, as compared with $17,743,000 in the prior year, an increase of 20%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 42% increase in the number of transactions processed. The increase in net revenues of 20% as compared to the increase in gross revenues of 31% is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment.

Costs and expenses

          Commissions totaled $13,492,000 for the year ended December 31, 2007, as compared with $11,044,000 in the prior year, an increase of 22%. This increase is the direct result of the increase in revenues resulting from the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 63.3% for the year ended December 31, 2007 as compared with 62.3% in the prior year. This increase is the direct result of the expansion of our agent network at higher commission rates, additional bonuses earned based upon the achievement of certain monthly benchmarks, stock based compensation expense, and cost associated with the addition of new agents.

          Operating expenses totaled $4,870,000 for the year ended December 31, 2007, as compared with $3,840,000 in the prior year. As a percentage of net revenues, operating expenses were 22.9% for the year ended December 31, 2007 as compared with 21.6% in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We presently have adequate facilities and management to handle our present and anticipated transaction volume in 2008 without a significant increase in overhead.

          Interest expense was $277,000 for the year ended December 31, 2007 as compared with $113,000 in the prior year. This increase is primarily the result of increased average borrowings to support the working capital needs generated primarily by the increase in revenues.

Income tax

          Income tax expense was $1,066,000 for the year ended December 31, 2007 as compared to a net income tax benefit of $882,000 in the prior year. The 2007 income tax expense reflects an effective federal and state tax rate of 39.9% and is comprised of a deferred tax expense of $910,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $156,000. In 2006, based upon available objective evidence, including our post-merger history of profitability, we concluded that it was more likely than not that forecasted taxable income would be sufficient to utilize all of our net operating loss carryforwards before their expiration in 2014. Accordingly, in 2006 the remaining valuation allowance was reversed and a deferred tax benefit of $1,965,000 was recorded.

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

          Gross revenues from contract carrier services increased to $11,075,000 from $9,890,000 and net revenues increased to $1,746,000 from $1,667,000 in the prior year. Gross revenues increased approximately 12% for the year. However, there were fluctuations during the year in the number of agents and owner-operators due to the termination of agents and the addition of new agents. As a result of these fluctuations, gross revenues during the first quarter of 2006 increased by 94% over the corresponding 2005 period and decreased 9%, 17% and 6% for the second, third and fourth quarters, respectively, as compared to the corresponding quarters of 2005. In the fourth quarter of 2006, we upgraded our driver safety and compliance standards under the direction of a new safety director as part of our effort to improve safety ratings and the quality of our owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006 and the first and second quarters of 2007, but did not have any long-term adverse effect.

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

Trends and uncertainties

          The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers’ and shippers’ internal traffic and transportation departments as well as carriers’ internal sales and marketing departments directly seeking shippers’ freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services agent network and contract carrier agent and owner operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

          For the year ended December 31, 2007, we increased gross revenues from $84.1 million to $110.3 million. As of December 31, 2007, we had an accumulated deficit of $5.9 million compared to $7.5 million at December 31, 2006. Factors that could adversely affect our operating results include:

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

Liquidity and capital resources

          During the past two years, our sources for cash have been cash flow generated from operations and available borrowings under our line of credit.

          At December 31, 2007, we had a balance outstanding of $8,790,000 under our $10,500,000 line of credit. The line of credit is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2009. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

          At December 31, 2007, we had liquid assets of approximately $270,000. Available cash is used to reduce borrowings on our line of credit.

          The total amount of debt outstanding at December 31, 2007 and 2006 was $8,790,000 and $3,451,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2007 and 2006, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2007		2006

Line of Credit	$8,790,000	5.9%	$3,451,000	7.3%

          Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2007.

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

Income Taxes

          The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2007, we had a net operating loss carryforward of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. As of December, 2006, we eliminated any valuation allowance for the future tax savings as management believes it is more likely than not that they will be realized by the end of the carryforward period.

Provision For Doubtful Accounts

          We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Standards

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us as of

January 1, 2009. The provisions of SFAS 141(R) will impact us only if we are party to a business combination after SFAS 141(R) has been adopted.

Off-balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$159,000	$65,000	$94,000	—	—
Line of Credit	8,790,000	—	$8,790,000	—	—
Total	$8,949,000	$65,000	$8,884,000	—	—

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

Item 8.	FINANCIAL STATEMENTS

          The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

Item 9A(T)	CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

          Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within AutoInfo have been detected.

     (b) Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, except as described in the following paragraph, our internal control over financial reporting is effective based on these criteria.

          Management has concluded that, as of December 31, 2007, our controls related to approvals necessary for transactions with management and non-ordinary course transactions were not effective and therefore represent a material weakness. In order to correct this material weakness, in 2008 the board of directors and the audit committee instituted the following corrective actions: 1) pre-approval of all transactions with management; 2) pre-approval of all non-ordinary course transactions in excess of $50,000; and 3) periodic review of advances to our personnel.

          Subsequent to December 31, 2007, it was brought to management’s attention that a transaction entered into between our company and Michael Williams, our chief operating officer and general counsel, may have violated Section 13(k) of the Exchange Act which makes it unlawful for any issuer to “extend or maintain credit in the form of a personal loan to or for any director or executive officer.” The transaction in question involved a loan from Mr. Williams to two of our independent sales representatives, the proceeds of which were used by them to exercise outstanding stock options. In turn, we made a secured loan to Mr. Williams. After consulting with independent counsel and our audit committee, we took appropriate steps to rescind the transaction and restore the parties thereto, including us, to the status quo ante. The financial statements included in this Report have been adjusted to reflect this rescission (which adjustments were not material).

          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

     (c) Changes in Internal Control over Financial Reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

          None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	68	Director
Thomas C. Robertson	62	Director
Harry Wachtel	49	President, chief executive officer and director
Mark Weiss	47	National account executive and director
William Wunderlich	60	Chief financial officer
Michael P. Williams	41	Chief operating officer and general counsel

          PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

          THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been senior vice president since 2005 and was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2006 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

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

Audit Committee Matters

          Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Exchange Act or the rules of the Securities and Exchange Commission (SEC). Each year, the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

          Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

          Our board has determined that the chairman of the audit committee, Mr. Robertson, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Code of Ethics

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with except that our chief financial officer did not timely file one Form 4 to report one transaction in 2007 and each of our non-employee directors did not timely file a Form 4 to report four option grant transactions in 2006.

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

The Objectives of our Executive Compensation Program

          Our compensation committee is responsible for establishing and administering our policies governing the compensation for all of our executive officers. The compensation committee is composed entirely of non-employee independent directors. See “Committees of the Board of Directors” above.

          The purpose of our executive compensation program is to attract, retain and motivate qualified executives to manage our business so as to maximize profits and stockholder value. Executive compensation in the aggregate is made up principally of the executive’s annual base salary, a bonus based upon operating earnings, a discretionary bonus which may be awarded by our compensation committee and awards of stock or stock options under our Stock Option Plans. Our compensation committee annually considers and makes recommendations to our board of directors as to executive compensation including changes in base salary, bonuses and awards of our stock or stock options.

          Consistent with the above-noted purpose of the executive compensation program, in recommending the aggregate annual compensation of our executive officers, our compensation committee considers our overall performance and the individual contribution and performance of the executive with our overall performance being the more significant factor. While stockholders’ total return is important and is considered by the compensation committee, it is subject to the vagaries of the public market place. Our executive compensation program focuses on our strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price. The corporate performance measures which our compensation committee considers include sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

          Our compensation committee does not rely on any fixed formulae or specific numerical criteria in determining an executive’s aggregate compensation. It considers corporate and personal performance criteria, competitive compensation levels, the economic environment and changes in the cost of living as well as the recommendations of management. Our compensation committee then exercises business judgment based on all of these criteria and the purposes of the executive compensation program.

The Elements of Our Executive Compensation Program

          Overall, our executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each element of compensation.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance; targeted at the median market pay level.	Keep our annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive’s role with us.

Incentive bonus awards	Performance-based annual cash and equity incentive earned based on company and individual performance against target performance levels; targeted at the median market pay level.

Motivate and reward for the achievement and over-performance of our critical financial and strategic goals. Amounts earned for achievement of target performance levels based on our annual budget is designed to provide a market-competitive pay package at median performance; potential for lesser or greater amounts are intended to motivate participants to achieve or exceed our financial performance goals and to not reward if performance goals are not met.

Health & welfare benefits	Fixed component. The same/comparable health& welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

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

          Base Salary

          Our compensation committee reviews salary ranges and individual salaries for our executive officers and establishes the base salary for each executive officer based on the following:

•	consideration of median pay levels in our peer group among individuals in comparable positions with transferable skills within the transportation industry and comparable companies in general industry;

•	internal factors, such as, the individual’s performance and experience, and the pay of others on the executive team;

•	our overall performance and the individual contribution and performance of the executive with our overall performance being the more significant factor; and

•

with a focus on our strategic plans, corporate performance measures, and specific corporate goals which should lead to a favorable stock price including, our sales, earnings, return on equity and comparisons of sales and earnings with prior years and with budgets.

          When establishing the base salary of any executive officer, we believe that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. We believe that the base salary paid to our executive officers during 2007 achieves our executive compensation objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median.

          Incentive Bonus Awards

               Cash Bonuses

               Cash incentive bonus awards are solely based on established and pre-approved percentages of pre-tax profit levels, are paid quarterly and adjusted on an annual basis. Our compensation committee also exercises discretion adjusting awards based on its consideration of our overall performance during the year and each executive officer’s individual performance, other than the chief executive officer and the chief financial officer, based on a review of the executive’s performance as communicated to the compensation committee by the chief executive officer.

               Health and Welfare Benefits

               All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Overview of 2007 Compensation

               We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2007 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2007 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements, Severance Benefits and Change in Control Provisions

               We have employment agreements with our chief executive officer, Harry M. Wachtel, and our chief financial officer, William I. Wunderlich. We entered into these agreements, effective January 1, 2007, to ensure the performance of their roles for an extended period of time. In addition, we also considered the critical nature of the position and our need to retain them when we committed to these agreements. The agreements provide for annual base salaries of $250,000 and $175,000, respectively, and for participation in all executive benefit plans. Each of Mr. Wachtel’s and Mr. Wunderlich’s agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit (as defined in their respective employment agreements) up to $1,250,000 and 5% of our consolidated pre-tax profit in excess of $1,250,000. Annual salaries and bonuses shall not exceed $750,000 for Mr. Wachtel and $675,000 for Mr. Wunderlich. The employment contracts with both Mr. Wachtel and Mr. Wunderlich are for terms expiring in December 2011. If either is terminated for cause or terminates without good reason (as defined in the agreements), we are obligated to pay only those wages and bonuses pursuant to the terms of our annual incentive plan and other compensation then vested. If either Mr. Wachtel or Mr. Wunderlich is terminated without cause or if either terminates his employment agreement for good reason (as defined in the agreements), in addition to the payment of amounts then vested, in exchange for a general release of all claims, such executive is entitled to:

•	The immediate vesting of any unvested stock options and one-year from the date of such termination to exercise such options;

•	Salary for the remaining term of the agreement, if any; and

•	Bonus based on a pre-determined percentage of pre-tax profit for the remaining term of the agreement, if any.

          We have granted options that remain outstanding under our 2006 Incentive Stock Option Plan (the “2006 Plan”). The 2006 Plan contains certain change in control provisions to ensure that our executives remain with us through the closing of any sale of the business.

The 2006 Plan

          Under our 2006 Plan, in the event of a “change in control” as defined in the 2006 Plan, the following occurs with respect to options granted under the 2006 Plan:

•    Each outstanding option automatically accelerates so that each option becomes fully exercisable for all of the shares of the related class of common stock at the time subject to such option immediately before the change in control;

A change of control for purposes of the 2006 Plan is deemed to have occurred if:

•     Any “person” (a) other than us or any of our subsidiaries, (b) any of our or our subsidiaries’ employee benefit plans, (c) any “affiliate,” (d) a company owned, directly or indirectly, by our stockholders, or (e) an underwriter temporarily holding our securities pursuant to an offering of such securities, becomes the “beneficial owner,” directly or indirectly, of more than 50% of our voting stock;

•     The individuals who constitute our board on the effective date of the 2006 Plan (or any individual who was appointed to the board of directors by a majority of the individuals who constitute our board of directors as of the effective date of the 2006 Plan) cease for any reason to constitute at least a majority of our board of directors.

•     A merger or consolidation transferring greater than 50% of the voting power of our outstanding securities to a person or persons different from the persons holding those securities immediately prior to such transaction; or

• The disposition of all or substantially all of our assets in a complete liquidation or dissolution.

Tax Deductibility of Executive Compensation

          Section 162(m) of the Internal Revenue Code of 1996, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2007 is also expected to qualify for deductibility. We currently intend to structure the performance-based portion of our executive officers’ compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

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

Summary Compensation Table

          The following table sets forth certain information with respect to compensation for the years ended December 31, 2007 and 2006 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2007 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)			Bonus ($)		Total ($)

Harry M. Wachtel, President and chief executive officer	2007 2006	$ $	250,000 250,000	$ $	227,000 269,000	$ $	477,000 519,000
William I. Wunderlich, Executive vice president and chief financial officer	2007 2006	$ $	175,000 175,000	$ $	227,000 229,000	$ $	402,000 404,000
Michael P. Williams, Chief operating officer	2007 2006		$175,000 —		$25,000 —		$200,000 —

Discussion of Summary Compensation

          Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table was paid, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.

Indemnification Arrangements

          Our Certificate of Incorporation provides that we indemnify and hold harmless each of our directors and officers to the fullest extent authorized by the Delaware General Corporation Law, against all expense, liability and loss (including attorney’s fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith.

          Our Certificate of Incorporation also provides that a director will not be personally liable to us or to our stockholders for monetary damages for breach of the fiduciary duty of care as a director. This provision does not eliminate or limit the liability of a director:

•	for breach of his or her duty of loyalty to us or to our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware General Corporation Law (relating to unlawful payments or dividends or unlawful stock repurchases or redemptions); or

•	for any improper benefit.

Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2007 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date

Harry M. Wachtel	500,000 (1)	$1.173	1/10/2010
William I. Wunderlich	300,000 (1)	$1.173	1/10/2010
William I. Wunderlich	500,000 (1)	$0.10	11/30/2009
Michael P. Williams	600,000 (2)	$1.12	6/6/2012

(1) Fully vested

(2) 50,000 vested as of December 31, 2007

Compensation of Directors

          We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2007, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 100,000 shares of our common stock at $1.173 per share, 115% of the fair market value on the date of grant.

          The following table provides compensation information for the years ended December 31, 2007 and 2006 for each of the independent members of our board of directors.

Director Compensation

Name	Year	Option Awards (1) (2)	Total

Thomas C. Robertson	2007	$8,300	$8,300
	2006	$21,700	$21,700
Peter C. Einselen	2007	$8,300	$8,300
	2006	$21,700	$21,700

(1) Amounts are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(2) During 2007, each of Mr. Robertson and Mr. Einselen was granted one option award on 1/12/2007 exercisable for 100,000 shares of our common stock, respectively. The fair value (computed in accordance with SFAS 123R) on such date was $8,300, respectively. During 2006, each of Mr. Robertson and Mr. Einselen was granted four option awards exercisable for 100,000 shares of our common stock in the aggregate, respectively. Each award was for options exercisable for 25,000 shares of our common stock. The award grant dates were 1/26/2006, 4/2/2006 7/14/2006 and 10/12/2006 and the fair values (computed in accordance with SFAS 123R) on such dates were $3,400, $4,500, $7,900 and $5,900, respectively.

	Equity Compensation Plan Information Year Ended December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1985, 1986, 1989, 1992, 1997, 1999, 2003 and 2006)	6,162,000	$0.72	2,816,000

Equity compensation plans not approved by security holders (1)	6,649,000	$0.72	1,660,000

Total	12,811,000	$0.72	4,476,000

(1)		Includes the following equity compensation plans:

•

In 2006, we established the 2006 Independent Sales Agent Stock Option Plan (the “Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the Sales Agent Plan is administered by our board of directors and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 115% of the fair market value of our common stock on the date of grant.

•

In 2005, we established the 2005 Independent Sales Agent Stock Option Plan (the “2005 Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the 2005 Sales Agent Plan is administered by our board of directors and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table, together with the accompanying footnotes, sets forth information, as of March 21, 2008, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage Of Ownership

(i) Directors and Executive Officers
Harry Wachtel	6,762,000	(2)	20.6%
Thomas C. Robertson	555,000	(3)	1.7%
Peter C. Einselen	685,000	(4)	2.1%
Mark Weiss	1,052,000	(6)	3.3%
William I. Wunderlich	1,622,000	(5)(7)	4.8%

All executive officers and directors as a group (6 persons)	9,467,000	(8)	26.9%

(ii) 5% Stockholders
James T. Martin	6,270,000		19.2%
Kinderhook Partners, LP	6,038,000		18.5%
Wasatch Advisors, Inc	3,229,000		9.9%
Morehead Opportunity Fund, LP	2,191,000		6.7%

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

(2)	Includes 1,259,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements and 500,000 shares issuable upon the exercise of stock options.

(3)	Includes 455,000 shares issuable upon the exercise of stock options.

(4)	Includes 385,000 shares issuable upon the exercise of stock options

(5)	Includes 800,000 shares issuable upon the exercise of stock options.

(6)	Includes 852,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares.

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

Certain relationships and related transactions

          None.

Director Independence

          The Board has determined that Thomas Robertson and Peter Einselen (the “Independent Directors”) are independent as that term is defined in the listing standards of the Nasdaq. As disclosed above, Messrs. Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

          In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2007, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Audit fees	$66,000	$61,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$66,000	$61,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
(1) Financial Statements – See the Index to the consolidated financial statements on page F-1
(b) Exhibits

No. 3A	Certificate of Incorporation of the Company, as amended. (9)

No. 3B	Amended and Restated By-Laws of the Company. (5)

No. 4A	Specimen Stock Certificate. (2)

No. 10A	**1986 Stock Option Plan. (1)

No. 10B	**1989 Stock Option Plan. (3)

No. 10C	**1992 Stock Option Plan. (4)

No. 10D	**1997 Stock Option Plan. (6)

No. 10E	**1997 Non-Employee Stock Option Plan. (6)

No. 10F	**1999 Stock Option Plan. (8)

No. 10G	Form of Agreement and Plan of Reorganization among AutoInfo, Inc. on the one hand, and Sunteck Transport Co., Inc., et al., on the other hand, dated June 22, 2000. (7)

No. 10H	Form of Debenture dated December 6, 2000. (7)

No. 10I	**Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of January 1, 2007. (13)

No. 10J	**Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2007. (13)

No. 10M	Stock Purchase Agreement between AutoInfo, Inc and Kinderhook Partners, LP dated January 21, 2005. (10)

No. 10N	Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated October 4, 2005. (10)

No. 10O	Registration Rights Agreement between AutoInfo, Inc. and Kinderhook Partners, LP, et al, dated January 5, 2005. (11)

No. 10P	First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (10)

No. 10Q	Second Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10R	Third Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (13)

No. 10S	**2003 Stock Option Plan. (12)

No. 10T	**2005 Independent Sales Agent Stock Option Plan. (13)

No. 10U	**2006 Stock Option Plan. (13)

No. 10V	**2006 Independent Sales Agent Stock Option Plan. (13)

No. 10W	Fourth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. *

No. 10X	Fifth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. *

No. 10Y	Sixth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. *

No. 10Z	**Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated as of January 1, 2007. *

No. 14A	Code of Ethics. (10)

No. 21A	Subsidiaries of the Registrant. (10)

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto. **Management contract or compensatory plan or arrangement.

(1)	This Exhibit was filed as an Exhibit to our definitive proxy statement dated October 20, 1986 and is incorporated herein by reference.

(2)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.

(3)	This Exhibit was filed as an Exhibit to our definitive proxy statement dated September 25, 1989 and is incorporated herein by reference.

(4)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.

(5)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.

(6)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(7)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated December 6, 2000 and is incorporated herein by reference.

(8)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

(9)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.

(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.

(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(12)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.

(13)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 25, 2008 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel

Harry M. Wachtel, President and Chief
Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel

Harry M. Wachtel	President, Chief Executive Officer and	March 25, 2008
Chairman of the Board
(Principal Executive Officer)

/s/ William I. Wunderlich

William I. Wunderlich	Chief Financial Officer	March 25, 2008
(Principal Accounting Officer)

/s/ Mark Weiss

Mark Weiss	Director	March 25, 2008

/s/ Peter C. Einselen

Peter C. Einselen	Director	March 25, 2008

/s/ Thomas C. Robertson

Thomas C. Robertson	Director	March 25, 2008

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AutoInfo, Inc.

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

March 26, 2008
Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2007	2006

ASSETS (Note 4)

Current assets:
Cash and cash equivalents	$270,000	$146,000
Accounts receivable, net of allowance for doubtful accounts of $326,000 and $249,000 as of December 31, 2007 and 2006, respectively	24,224,000	16,967,000
Deferred income taxes (Note 5)	1,000,000	1,445,000
Prepaid expenses	310,000	194,000
Current portion of advances and other assets (Note 3)	1,273,000	565,000

Total current assets	27,077,000	19,317,000

Fixed assets, net of depreciation	477,000	324,000

Deferred income taxes (Note 5)	2,037,000	2,502,000

Advances and other assets, net of current portion (Note 3)	3,599,000	1,679,000

	$33,190,000	$23,822,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable (Note 4)	$—	$3,451,000
Accounts payable and accrued liabilities	10,584,000	8,375,000

Total current liabilities	10,584,000	11,826,000

Loan payable (Note 4)	8,790,000
Commitments and contingencies (Note 6)

Stockholders’ equity: (Note 7)
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 32,586,000 and 32,102,000 as of December 31, 2007 and 2006, respectively	33,000	32,000
Additional paid-in capital	19,635,000	19,420,000
Deficit	(5,852,000)	(7,456,000)

Total stockholders’ equity	13,816,000	11,996,000

	$33,190,000	$23,822,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,

	2007	2006	2005

Gross revenues	$110,332,000	$84,111,000	$68,040,000
Cost of transportation	89,023,000	66,368,000	54,486,000

Net revenues	21,309,000	17,743,000	13,554,000

Commissions	13,492,000	11,044,000	8,348,000
Operating expenses	4,870,000	3,840,000	3,005,000

	18,362,000	14,884,000	11,353,000

Income from operations	2,947,000	2,859,000	2,201,000

Interest expense	277,000	113,000	56,000

Income before income taxes (benefit)	2,670,000	2,746,000	2,145,000
Income taxes (benefit) (Note 5)	1,066,000	(882,000)	(1,463,000)

Net income	$1,604,000	$3,628,000	$3,608,000

Net income per share:
Basic	$.05	$.11	$.11
Diluted	$.05	$.10	$.11

Weighted average number of common shares:
Basic	32,447,000	31,915,000	31,520,000
Diluted	35,560,000	36,005,000	33,920,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid - In Capital	Deficit

Balance, January 1, 2005	31,218,000	$31,000	$19,073,000	$(14,692,000)

Exercise of stock options	406,000	1,000	21,000

Stock-based compensation expense			89,000

Net income				3,608,000

Balance, December 31, 2005	31,624,000	$32,000	$19,183,000	$(11,084,000)

Exercise of stock options	478,000		103,000

Stock-based compensation expense			134,000

Net income				3,628,000

Balance, December 31, 2006	32,102,000	$32,000	$19,420,000	$(7,456,000)

Exercise of stock options	484,000	1,000	52,000

Stock-based compensation expense			163,000

Net income				1,604,000

Balance, December 31, 2007	32,586,000	$33,000	$19,635,000	$(5,852,000)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,604,000	$3,628,000	$3,608,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	77,000	48,000	76,000
Depreciation and amortization expenses	142,000	104,000	85,000
Stock-based compensation expense	163,000	134,000	89,000
Deferred income taxes	910,000	(1,040,000)	(1,586,000)

Changes in assets and liabilities:
Accounts receivable	(7,335,000)	(4,279,000)	(3,153,000)
Prepaid expenses	(116,000)	(108,000)	424,000
Advances and other assets	(2,628,000)	(2,037,000)	(8,000)
Accounts payable and accrued liabilities	2,209,000	1,140,000	1,850,000

Net cash provided by (used in) operating activities	(4,974,000)	(2,410,000)	1,385,000

Cash flows from investing activities:
Capital expenditures	(294,000)	(137,000)	(307,000)

Net cash used in investing activities	(294,000)	(137,000)	(307,000)

Cash flows from financing activities:
Exercise of stock options	53,000	103,000	21,000
Increase (decrease) in loan payable, net	5,339,000	2,171,000	(718,000)

Net cash provided by (used in) financing activities	5,392,000	2,274,000	(697,000)

Net change in cash and cash equivalents	124,000	(273,000)	381,000
Cash and cash equivalents, beginning of year	146,000	419,000	38,000

Cash and cash equivalents, end of year	$270,000	$146,000	$419,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

          Through its wholly-owned subsidiary, Sunteck Transport Co., Inc, the Company is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s non-asset based services include ground transportation coast to coast, local pick up and delivery. The Company’s business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by it. The independent commissioned sales agents typically enter into exclusive contractual arrangements with the Company and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under the Company’s contract carrier license, air cargo carriers and railroads.

          The Company’s brokerage services are provided though a network of independent sales agents throughout the United States and Canada. The Company’s services include arranging for the transport of customers’ freight from the shippers location to the designated destination. The Company does not own any trucking equipment and relies on independent carriers for the movement of customers’ freight. The Company seeks to establish long-term relationships with its customers and provides a variety of logistics services and solutions to eliminate inefficiencies in its customers’ supply chain management.

          The Company’s contract carrier services are also provided through a network of independent sales agents and independent owner-operators throughout the United States. The Company does not own any trucking equipment; its independent owner-operators lease onto the Company’s operating authority and transport freight under its name. In the fourth quarter of 2006, the Company upgraded its driver safety and compliance standards under the direction of a new safety director as part of its effort to improve safety ratings and the quality of its owner operator network. These changes resulted in a short-term reduction in the number of owner operators and corresponding number of transactions in the fourth quarter of 2006 and the first and second quarters of 2007, but did not have any adverse long-term effect.

Summary of Significant Accounting Policies

Basis of Presentation

          The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

          The consolidated financial statements include the accounts of the AutoInfo, Inc. (the Company), its wholly-owned subsidiary Sunteck Transport Co., Inc. and its wholly-owned subsidiaries Sunteck Transport Carriers, Inc., and Eleets Logistics, Inc. (collectively, Sunteck). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets

          Fixed assets as of December 31, 2007 and 2006, consisting predominantly of furniture, fixtures equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

          Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 3,113,000, 4,090,000 and 2,400,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by taxing authorities, based upon the technical merits of the position. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. The provisions of SFAS 159 are effective for us as of January 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us as of January 1, 2009. The provisions of SFAS 141(R) will impact us only if we are party to a business combination after SFAS 141(R) has been adopted.

Segment Information

          The Company provides transportation capacity and related logistics services through its integrated network of independent agents and third party capacity providers. For the purpose of applying Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information”, management has determined that it operates in a single business segment.

Reclassification

          Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or net assets.

Note 2 - Change in Accounting Principle

               In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). The pronouncement requires companies to measure and recognize compensation expense for all share-based payments to employees in the financial statements based on the fair value at the date of the grant. In the first quarter of 2006, the Company adopted SFAS 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the adoption of SFAS 123R and for all awards granted to employees prior to the adoption date of SFAS 123R that were unvested on the adoption date. Accordingly, no restatements were made to prior periods.

          Prior to the adoption of SFAS 123R, the Company applied SFAS 123 to account for its stock option plans. As permitted by SFAS 123, the Company had chosen to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation plans. Accordingly, no compensation expense was recognized for its employee stock option issuances, as stock options are issued with an exercise price at least equal to the closing price at the date of grant.

Note 3 – Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2007	2006

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlying contracts from three to five years	$2,184,000	$368,000
Non-interest bearing advances to independent sales agents repayable at the end of the underlying contracts at various dates from 2008 through 2012	942,000	725,000
Loans to independent sales agents bearing interest at prime to prime plus 1% payable in 2012	738,000	575,000
Due from independent sales agents and employees consisting primarily of short-term non-interest bearing loans and advanced commissions expected to be earned / repaid in the next twelve months.	1,008,000	576,000

	4,872,000	2,244,000
Less: current portion	1,273,000	565,000

	3,599,000	1,679,000

Advances and other assets are expected to be earned / repaid as follows:

2008	$1,273,000
2009	454,000
2010	647,000
2011	1,416,000
2012	967,000
Thereafter	115,000

$4,872,000

Note 4 – Debt

Loan Payable

          In May 2003, the Company entered into a $1.5 million Line of Credit with a commercial lending institution, secured by substantially all assets of the Company. In 2004, this Line of Credit was increased to $2.5 million, in 2006 this line was increased to $4.0 million and in 2007 this line was increased to $10.5 million. The Line of Credit expires in June 2009. The Line of Credit provides for interest at the LIBOR plus 1 1/4% (5.85% at December 31, 2007) and the maintenance of certain financial covenants.

Note 5- Income Taxes

          For the years ended December 31, 2007, 2006 and 2005, the provision for income taxes consisted of the following:

	2007		2006		2005
	Current	Deferred	Current	Deferred	Current	Deferred

Income tax expense before application of operating loss carryforwards	$1,066,000	$—	$1,083,000	$—	$841,000	$—
Income tax expense (benefit) of operating loss carryforwards	(910,000)	910,000	(925,000)	925,000	(718,000)	718,000
Change in valuation allowance		—		(1,965,000)		(2,304,000)

Income tax expense (benefit)	$156,000	$910,000	$158,000	$(1,040,000)	$123,000	$(1,586,000)

          The following table reconciles the Company’s effective income tax rate on income from operations to the Federal Statutory Rate for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Federal Statutory Rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	5.9	5.8	3.4

Effect of:
Utilization of operating loss carryforward		(34.0)	(34.0)
Change in valuation allowance		(37.9)	(44.0)

	39.9%	(32.1)%	(40.6)%

          Deferred taxes are comprised of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Deferred tax asset:
Net operating loss carryforward	$3,037,000	$3,947,000

          The deferred tax asset represents expected future tax savings resulting from the Company’s net operating loss carryforward. As of December 31, 2007, the Company has a net operating loss carryforward of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

          Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforward before its expiration in 2014.

Note 6 - Commitments and Contingencies

Leases

          The Company is obligated under non-cancelable operating leases for premises expiring at various dates through April 2010. Future minimum lease payments are $65,000, $70,000 and $24,000 for the years ending December 31, 2008, 2009 and 2010, respectively. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $124,000, $105,000 and $97,000, respectively.

Other Agreements

          The Company has employment agreements with Messrs. Wachtel and Wunderlich, its chief executive officer and chief financial officer, respectively, who are also stockholders. The agreements expire in December 31, 2011 and provide for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company’s consolidated pre-tax profit (as defined) up to $1,250,000 and, 5% of our consolidated pre-tax profit in excess of $1,250,000, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $227,000 for the year ended December 31, 2007, $269,000 and $229,000 for the year ended December 31, 2006, respectively, and $125,000 for the year ended December 31, 2005.

Litigation

          The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position or liquidity.

Note 7 - Stockholders’ Equity

Stock Option Plans

          The Company has ten stock option plans; its 1985, 1986, 1989, 1992, 1997, 1999, 2003, 2005 and two 2006 Plans (collectively, the Plans). Pursuant to the Plans, a total of 20,342,500 shares of common stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel to purchase shares at not less than fair market value on the date of grant. Stock options generally vest ratably over a period of three to five years from the date of grant and must be exercised within ten years from the date of grant. The Company’s policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. No further grants will be made under the 1985, 1986, 1989 or 1992 Plans.

          Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 12,811,000 as of December 31, 2007, 9,716,000 have been granted to independent sales agents.

          Option activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2005	5,594,000	$.28	5.9	$1.8

Forfeited	(611,000)	.33
Exercised	(406,000)	.13
Granted	2,504,000.54

Outstanding, December 31, 2005	7,081,000	$.37	5.1	$1.5

Forfeited	(192,000)	.56
Exercised	(478,000)	.22
Granted	4,881,000	1.11

Outstanding, December 31, 2006	11,292,000	$.70	4.6	$3.7

Forfeited	(3,985,000)	.96
Exercised	(485,000)	.11
Granted	5,989,000.87

Outstanding December 31, 2007	12,811,000	$.72	4.1	$—

Exercisable, December 31, 2007	4,491,000	$.46	3.1	$1.0

          As of December 31, 2007, there were 4,476,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price

$.05 - .20	1,320,000	3.8	$.13	1,319,000	$.13
.24 - .65	3,720,000	2.7	.49	2,565,000.47
.72 - .88	4,764,000	5.6	.77	127,000.87
1.00 – 1.48	3,007,000	3.8	1.18	479,000	1.22

$.05 – 1.48	12,811,000	4.1	$.72	4,491,000	$.46

Weighted average grant-date fair value of options granted:

2007	$.87
2006	$1.11
2005	$0.54

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2007	2006	2005

Risk-free interest rate	5.0%	4.52%	3.00%
Expected dividend yield	0%	0%	0%
Expected volatility factor	13.61%	18.16%	22.29%
Expected option term, in years	6.00	6.00	6.00

          The Company recognized stock-based compensation expense related to stock options of $163,000, $134,000 and $89,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company had $1.2 million of unrecognized stock-based compensation expense related to nonvested stock option plans that will be recognized over a period of five years.

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

Note 9 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2007 Quarter Ended

	Mar 31	June 30	Sep 30	Dec 31

Gross revenues	$22,054,000	$26,224,000	$29,079,000	$32,975,000

Net income	$326,000	$383,000	$503,000	$392,000

Basic net income per share	$.01	$.01	$.02	$.01

Diluted net income per share	$.01	$.01	$.01	$.01

	Year Ended December 31, 2006 Quarter Ended

	Mar 31	June 30	Sep 30	Dec 31

Gross revenues	$18,096,000	$20,858,000	$22,442,000	$22,715,000

Net income	$1,155,000	$1,044,000	$986,000	$443,000

Basic net income per share	$.04	$.03	$.03	$.01

Diluted net income per share	$.03	$.03	$.03	$.01

Note 10 - Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Activities

          Cash paid for interest in 2007, 2006 and 2005 was $277,000, $113,000 and $56,000 respectively.

          The Company paid income taxes $118,000, $47,000 and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11 - Subsequent Event

          Subsequent to December 31, 2007, it was brought to management’s attention that a transaction entered into between the Company and Michael Williams, the Company’s chief operating officer and general counsel, may have violated Section 13(k) of the Exchange Act which makes it unlawful for any issuer to “extend or maintain credit in the form of a personal loan to or for any director or executive officer.” The transaction in questions involved a loan from Mr. Williams to two of the Company’s independent sales representatives, the proceeds of which were used by them to exercise outstanding stock options. In turn, the Company made a secured loan to Mr. Williams. After consulting with independent counsel and the audit committee, the Company took appropriate steps to rescind the transaction and restore the parties thereto, including the Company, to the status quo ante. The financial statements included in this Report have been adjusted to reflect this rescission. The rescission of the transaction did not have a material impact on the Company’s financial statements.