Form 10-Q
period 2008-03-31
AUTOINFO INC
filed 2008-05-13
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	MARCH 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______________ to ____________________

Commission File Number: 001-11497

AUTOINFO, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-2867481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

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

YES ☒            NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER _______ NON-ACCELERATED FILER _______	ACCELERATED FILER _______ SMALLER REPORTING COMPANY ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐           NO ☒

The number of shares outstanding of the Registrant’s common stock as of May 14, 2008:   32,467,000 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information:

Item 1.	Consolidated Financial Statements:	Page

Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Statements of Income (unaudited)
Three months ended March 31, 2008 and 2007	4

Statements of Cash Flows (unaudited)
Three months ended March 31, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Controls and Procedures	14

Part II.     Other Information

Item 6.	Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$991,000	$270,000
Accounts receivable, net of allowance for doubtful accounts of $404,000 and $326,000 as of March 31, 2008 and December 31, 2007, respectively	25,215,000	24,224,000
Deferred income taxes (Note 2)	1,177,000	1,000,000
Current portion of advances and other assets	1,473,000	1,583,000

Total current assets	28,856,000	27,077,000

Fixed assets, net of accumulated depreciation	540,000	477,000

Deferred income taxes (Note 2)	1,566,000	2,037,000

Advances and other assets, net of current portion	4,270,000	3,599,000

	$35,232,000	$33,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$11,220,000	$10,584,000

Total current liabilities	11,220,000	10,584,000

Loan payable	9,625,000	8,790,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding - 32,586,000 shares as of March 31, 2008 and December 31, 2007	33,000	33,000
Additional paid-in capital	19,716,000	19,635,000
Deficit	(5,362,000)	(5,852,000)

Total stockholders’ equity	14,387,000	13,816,000

	$35,232,000	$33,190,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Gross revenues	$36,562,000	$22,054,000
Cost of transportation	29,815,000	17,200,000

Net revenues	6,747,000	4,854,000

Commissions	4,372,000	3,124,000
Operating expenses	1,437,000	1,115,000

	5,809,000	4,239,000

Income from operations	938,000	615,000
Interest expense	103,000	46,000

Income before income taxes	835,000	569,000
Income taxes (Note 2)	345,000	243,000

Net income	$490,000	$326,000

Net income per share
Basic	$.02	$.01

Diluted	$.01	$.01

Weighted average number of common shares
Basic	32,586,000	32,265,000

Diluted	34,946,000	36,368,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$490,000	$326,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	78,000	35,000
Depreciation and amortization	39,000	29,000
Stock-based compensation expense	81,000	77,000
Deferred income taxes	294,000	208,000
Changes in assets and liabilities:
Accounts receivable	(1,068,000)	807,000
Advances and other assets	(561,000)	(326,000)
Accounts payable and accrued liabilities	636,000	(100,000)

Net cash provided by (used in) operating activities	(11,000)	1,056,000

Cash flows from investing activities:
Capital expenditures	(103,000)	(88,000)

Net cash used in investing activities	(103,000)	(88,000)

Cash flows from financing activities:
Exercise of stock options	—	113,000
Increase (decrease) in loan payable, net	835,000	(853,000)

Net cash provided by (used in) financing activities	835,000	(740,000)

Net change in cash and cash equivalents	721,000	228,000
Cash and cash equivalents, beginning of period	270,000	146,000

Cash and cash equivalents, end of period	$991,000	$374,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”).

Note 1. - Business and Summary of Significant Accounting Policies

Business

The Company, through its wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fixed Assets

Fixed assets as of March 31, 2008 and December 31, 2007, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,360,000 and 4,103,000, respectively, for the three month periods ended March 31, 2008 and 2007.

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

Note 2- Income Taxes

For the three month periods ended March 31, 2008 and 2007, respectively, the provision for income taxes consisted of the following:

	2008		2007

	Current	Deferred	Current	Deferred

Tax expense before application of
operating loss carryforwards	$345,000	$—	$243,000	$—
Tax expense (benefit) of operating loss carryforwards	(294,000)	294,000	(208,000)	208,000

Income tax expense (benefit)	$51,000	$294,000	$35,000	$208,000

The deferred tax asset of $2,743,000 and $3,037,000 at March 31, 2008 and December 31, 2007, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2007, the Company has net operating loss carryforwards of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforwards before its expiration in 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenue, net revenue and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively, during our most recently completed fiscal year and approximately $36.6 million, $6.7 million and $490,000, respectively, during the three months ended March 31, 2008.

During the quarter ended March 31, 2008, the increase in gross revenue and net revenue is readily measured by the number of transactions we have processed, which increased for the respective three month periods from 17,500 in 2007 to 28,000 in 2008, an increase of 60%. This is the direct result of the expansion of our agent network. Gross revenue increased by 66% and net revenue increased by 39% over the prior year period as compared to an increase of 60% in the number of transactions processed. The decrease in gross revenue dollars per load (4%) is the result of revenue mix and the competitive environment during the period.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three months ended March 31, 2008 and 2007

During the quarter ended March 31, 2008, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	2008	2007

Net revenues	100.0%	100.0%

Commissions	64.8%	64.4%
Operating expenses	21.3%	23.0%
Interest expense	1.5%	.9%
Income taxes	5.1%	5.0%

Net income	7.3%	6.7%

Revenues

Gross revenues, consisting of freight fees and other related services revenue, totaled $36,562,000 for the quarter ended March 31, 2008, as compared with $22,054,000 in the prior year period, an increase of 66%. Net revenues were $6,747,000 for the quarter ended March 31, 2008, as compared with $4,854,000 in the prior year period, an increase of 39%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 60% increase in the number of transactions processed. The increase in net revenues of 39% as compared to the increase in gross revenues of 66% is the result of revenue mix and increased direct freight costs relating to competition and the availability of equipment.

Costs and expenses

Commissions totaled $4,372,000 for the quarter ended March 31, 2008, as compared with $3,124,000 in the prior year period, an increase of 40%. This increase is the result of the increase in net revenues. As a percentage of net revenues, commissions were 65% and 64% for the quarters ended March 31, 2008 and 2007, respectively. This increase is the result of agent and revenue mix as well as agent rate increases based upon achieving revenue and profitability benchmarks.

Operating expenses totaled $1,437,000 for the quarter ended March 31, 2008, as compared with $1,115,000 in the prior year period, an increase of 29%. As a percentage of net revenues, operating expenses were 21.3% for the quarter ended March 31, 2008, as compared with 23.0% in the prior year period. The increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We have increased administrative staff commensurate with the increase in transaction volume. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2008 without a significant increase in overhead.

Interest expense was $103,000 for the quarter ended March 31, 2008, as compared with $46,000 in the prior year period. This increase is primarily the result of increased borrowings pursuant to our $20.0 million line of credit.

Income tax

Income tax expense for the quarter ended March 31, 2008 of $345,000 consisted of the utilization of the deferred tax benefit of $294,000 and state income taxes of $51,000 compared to $243,000 for the quarter ended March 31, 2007 which consisted of the utilization of the deferred tax benefit of $208,000 and state income taxes of $35,000. The increase in income taxes is directly related to higher pre-tax income.

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

For the quarter ended March 31, 2008, our gross revenues increased to $36.6 million from $22.1 million in the prior year period. As of March 31, 2008, we had an accumulated deficit of $5.4 million. Factors that could adversely affect our operating results include:

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

At March 31, 2008, we had an outstanding balance of $9,625,000 under our $20,000,000 line of credit. In May, 2008, we increased our line of credit from 10.5 million to 20.0 million and extended the maturity date from June 2009 to June, 2010. The line of credit facility, obtained from a bank in May 2003, is at an interest rate of LIBOR plus 1 ¼ % and is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets.. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

At March 31, 2008, we had liquid assets of approximately $991,000. Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of March 31, 2008 and 2007 was $9,625,000 and $2,598,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2008 and 2007, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2008		2007

Line of Credit	9,625,000	4.19%	2,598,000	7.32%

Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2008. Higher fuel prices have had no material impact on our revenues or the results of operations for the period ended March 31, 2008 because, as a broker, we are able to pass through to our customers any increased costs incurred. The higher cost of fuel passed through as a fuel surcharge has become an industry standard and an acceptable business practice.

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

Income Taxes

The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforwards. As of December 31, 2007, we had net operating loss carryforwards of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. As of December 2006, we eliminated any valuation allowance for the future tax savings as management believes it is more likely than not that they will be realized by the end of the carryforward period.

Provision For Doubtful Accounts

We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	CONTROLS AND PROCEDURES.

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

(b) Changes in Internal Control over Financial Reporting

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

Date:  May 14, 2008