Form 10-Q
period 2008-06-30
AUTOINFO INC
filed 2008-07-30
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2008

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

YES ☐     NO ☒

The number of shares outstanding of the Registrant’s common stock as of August 29, 2008: 32,826,000 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007

	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$156,000	$270,000
Accounts receivable, net of allowance for doubtful accounts of $425,000 and $326,000 as of June 30, 2008 and December 31, 2007, respectively	32,079,000	24,224,000
Deferred income taxes (Note 2)	1,248,000	1,000,000
Current portion of advances and other assets	2,091,000	1,583,000

Total current assets	35,574,000	27,077,000

Fixed assets, net of accumulated depreciation	572,000	477,000

Deferred income taxes (Note 2)	1,165,000	2,037,000

Advances and other assets, net of current portion	5,353,000	3,599,000

	$42,664,000	$33,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$15,404,000	$10,584,000

Total current liabilities	15,404,000	10,584,000

Loan payable	12,196,000	8,790,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding - 32,826,000 shares as of June 30, 2008 and 32,586,000 as of December 31, 2007	33,000	33,000
Additional paid-in capital	19,797,000	19,635,000
Deficit	(4,766,000)	(5,852,000)

Total stockholders’ equity	15,064,000	13,816,000

	$42,664,000	$33,190,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2008	2007	2008	2007

Gross revenues	$81,796,000	$48,278,000	$45,234,000	$26,224,000
Cost of transportation	67,514,000	38,277,000	37,699,000	21,078,000

Net revenues	14,282,000	10,001,000	7,535,000	5,146,000

Commissions	9,111,000	6,385,000	4,740,000	3,260,000
Operating expenses	3,143,000	2,290,000	1,705,000	1,175,000

	12,254,000	8,675,000	6,445,000	4,435,000

Income from operations	2,028,000	1,326,000	1,090,000	711,000
Interest expense	211,000	101,000	108,000	55,000

Income before income taxes	1,817,000	1,225,000	982,000	656,000
Income taxes (Note 2)	731,000	516,000	386,000	273,000

Net income	$1,086,000	$709,000	$596,000	$383,000

Net income per share:
Basic	$.03	$.02	$.02	$.01
Diluted	$.03	$.02	$.02	$.01

Weighted average number of common shares:
Basic	32,625,000	32,539,000	32,665,000	32,813,000
Diluted	34,907,000	36,240,000	34,868,000	36,112,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,086,000	$709,000
Adjustments to reconcile net income to net cash used in operating activities:
Change in allowance for doubtful accounts	99,000	52,000
Depreciation and amortization	78,000	57,000
Stock-based compensation expense	126,000	147,000
Deferred income taxes	624,000	441,000
Changes in assets and liabilities:
Accounts receivable	(7,953,000)	(1,959,000)
Advances and other assets	(2,262,000)	(860,000)
Accounts payable and accrued liabilities	4,819,000	1,338,000

Net cash used in operating activities	(3,383,000)	(75,000)

Cash flows from investing activities:
Capital expenditures	(173,000)	(170,000)

Net cash used in investing activities	(173,000)	(170,000)

Cash flows from financing activities:
Exercise of stock options	36,000	250,000
Increase (decrease) in loan payable, net	3,406,000	(88,000)

Net cash provided by financing activities	3,442,000	162,000

Net change in cash and cash equivalents	(114,000)	(83,000)
Cash and cash equivalents, beginning of period	270,000	146,000

Cash and cash equivalents, end of period	$156,000	$63,000

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

          The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fixed Assets

          Fixed assets as of June 30, 2008 and December 31, 2007, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

          Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 2,203,000 and 3,299,000, and 2,282,000 and 3,701,000, respectively, for the three and six month periods ended June 30, 2008 and 2007, respectively.

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

Note 2- Income Taxes

          For the three and six month periods ended June 30, 2008 and 2007, respectively, the provision for income taxes consisted of the following:

	Three Months Ended June 30,
	2008		2007

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$386,000	—	$273,000	$—
Tax expense (benefit) of operating loss carryforwards	(329,000)	329,000	(233,000)	233,000

Income tax expense	$57,000	$329,000	$40,000	$233,000

	Six Months Ended June 30,
	2008		2007

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$731,000	—	$516,000	$—
Tax expense (benefit) of operating loss carryforwards	(624,000)	624,000	(441,000)	441,000

Income tax expense	$107,000	$624,000	$75,000	$441,000

          The deferred tax asset of $2,413,000 and $3,037,000 at June 30, 2008 and December 31, 2007, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

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

Overview

          Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenue, net revenue and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively, during our most recently completed fiscal year and approximately $81.8 million, $14.3 million and $1.1 million, respectively, during the six months ended June 30, 2008.

          During the six months ended June 30, 2008, the increase in gross revenue and net revenue is readily measured by the number of transactions we have processed, which increased for the respective six month periods from 37,000 in 2007 to 60,000 in 2008, an increase of 62%. This is the direct result of the expansion of our agent network. Gross revenue increased by 69% and net revenue increased by 43% over the prior year period as compared to an increase of 62% in the number of transactions processed. We experienced a decrease in net revenue percentage of 3.3% from the corresponding period in 2007. This is the result of higher transportation costs and reflects the increase in fuel costs as well as other factors.

          During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and six months ended June 30, 2008 and 2007

          During the quarter ended June 30, 2008, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%

Commissions	62.9%	63.4%	63.8%	63.8%
Operating expenses	22.6%	22.8%	22.0%	22.9%
Interest expense	1.5%	1.1%	1.5%	1.0%
Income taxes	5.1%	5.3%	5.1%	5.2%

Net income	7.9%	7.4%	7.6%	7.1%

Revenues

          Gross revenues, consisting of freight fees and other related services revenue, totaled $45,234,000 for the three months ended June 30, 2008 as compared with $26,224,000 in the same period of the prior year, an increase of 73%. Net revenues were $7,535,000 for the three months ended June 30, 2008, as compared with $5,146,000 in the same period of the prior year, an increase of 46%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 64% increase in the number of transactions processed. The increase in net revenue of 46% as compared to the increase in gross revenue of 73% is the result of revenue mix and increased direct freight costs relating to competition, the increase in fuel costs, and the availability of equipment.

          Gross revenues, consisting of freight fees and other related services revenue, totaled $81,796,000 for the six months ended June 30, 2008, as compared with $48,278,000 in the same period of the prior year, an increase of 69%. Net revenues were $14,282,000 for the six months ended June 30, 2008, as compared with $10,001,000 in the same period of the prior year, an increase of 43%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 31% increase in the number of transactions processed. The increase in net revenue of 43% as compared to the increase in gross revenue of 69% is the result of revenue mix and increased direct freight costs, the increase in fuel costs, and the availability of equipment.

Costs and expenses

Commissions

          For the three months ended June 30, 2008, commissions totaled $4,740,000 as compared with $3,260,000 in the same period of the prior year. This increase is the result of the increase in net revenues. As a percentage of net revenues, commissions were 63% as compared with 63% in the same period of the prior year.

          For the six months ended June 30, 2008, commissions totaled $9,111,000 as compared with $6,385,000 in the same period of the prior year. This increase is the result of the increase in net revenues. As a percentage of net revenues, commissions were 64% as compared with 64% in the same period of the prior year.

Operating expenses

          For the three months ended June 30, 2008, operating expenses totaled $1,705,000 as compared with $1,175,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 23% as compared with 23% in the prior year period.

          For the six months ended June 30, 2008, operating expenses totaled $3,143,000 as compared with $2,290,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 22% as compared with 23% in the same period of the prior year.

          These increases are the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2008 without a significant increase in overhead.

Interest Expense

          For the three months ended June 30, 2008, interest expense totaled $108,000 as compared with $55,000 in the same period of the prior year.

          For the six months ended June 30, 2008, interest expense totaled $211,000 as compared with $101,000 in the same period of the prior year.

          These increases are primarily the result of increased borrowings pursuant to our $20.0 million line of credit.

Income tax

          Income tax expense for the three months ended June 30, 2008 of $386,000 consisted of the utilization of the deferred tax benefit of $329,000 and state income taxes of $57,000 as compared with $273,000 for the three months ended June 30, 2007 which consisted of the utilization of the deferred tax benefit of $233,000 and state income taxes of $40,000.

          Income tax expense for the six months ended June 30, 2008 of $731,000 consisted of the utilization of the deferred tax benefit of $624,000 and state income taxes of $107,000 as compared with $516,000 for the six months ended June 30, 2008 which consisted of the utilization of the deferred tax benefit of $441,000 and state income taxes of $75,000.

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

          For the six months ended June 30, 2008, our gross revenues increased to $81.8 million from $48.3 million in the prior year period. As of June 30, 2008, we had an accumulated deficit of $4.8 million. Factors that could adversely affect our operating results include:

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

          Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended June 30, 2008. During the three months ended June 30, 2008, however, rapidly rising fuel prices, among other factors, contributed to higher transportation costs and resulted in a decline in the net revenue percentage.

Liquidity and capital resources

          During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit.

          At June 30, 2008, we had an outstanding balance of $12,196,000 under our $20,000,000 line of credit. In May, 2008, we increased our line of credit from 10.5 million to 20.0 million and extended the maturity date from June 2009 to June, 2010. The line of credit facility is at an interest rate of LIBOR plus 1 ¼ %, is subject to the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

          At June 30, 2008, we had liquid assets of approximately $156,000. Available cash is used to reduce borrowings on our line of credit.

          The total amount of debt outstanding as of June 30, 2008 and 2007 was $12,196,000 and $3,363,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of June 30, 2008 and 2007, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2008		2007

Line of Credit	12,196,000	3.7%	3,363,000	7.3%

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

During the quarter ended June 30, 2008, we issued 240,000 shares of Common Stock upon the exercise of options by a consultant. The issuance of these shares was pursuant to an exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the stock certificates issued for the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

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

Date: August 29, 2008