Form 10-Q
period 2008-09-30
AUTOINFO INC
filed 2008-11-06
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2008

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

YES ☐     NO ☒

The number of shares outstanding of the Registrant’s common stock as of November 5, 2008: 32,946,000 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$2,258,000	$270,000
Accounts receivable, net of allowance for doubtful accounts of $418,000 and $326,000 as of September 30, 2008 and December 31, 2007, respectively	36,410,000	24,224,000
Deferred income taxes (Note 2)	1,258,000	1,000,000
Current portion of advances and other assets	2,724,000	1,583,000

Total current assets	42,650,000	27,077,000

Fixed assets, net of accumulated depreciation	626,000	477,000
Deferred income taxes (Note 2)	835,000	2,037,000
Advances and other assets, net of current portion	5,832,000	3,599,000

	$49,943,000	$33,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,596,000	$10,584,000

Loan payable	16,643,000	8,790,000

Stockholders’ equity:
Preferred stock – authorized 10,000,000 shares $.001 par value; issued and outstanding – 0 shares as of September 30, 2008 and December 31, 2007	—	—
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding -32,946,000 shares as of September 30, 2008 and 32,586,000 shares as of December 31, 2007	33,000	33,000
Additional paid-in capital	19,877,000	19,635,000
Deficit	(4,206,000)	(5,852,000)

Total stockholders’ equity	15,704,000	13,816,000

	$49,943,000	$33,190,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2008	2007	2008	2007

Gross revenues	$134,540,000	$77,357,000	$52,744,000	$29,079,000
Cost of transportation	111,805,000	61,825,000	44,291,000	23,548,000

Net revenues	22,735,000	15,532,000	8,453,000	5,531,000

Commissions	14,660,000	9,896,000	5,548,000	3,511,000
Operating expenses	4,971,000	3,443,000	1,829,000	1,153,000

	19,631,000	13,339,000	7,377,000	4,664,000

Income from operations	3,104,000	2,193,000	1,076,000	867,000
Interest expense	353,000	172,000	141,000	71,000

Income before income taxes	2,751,000	2,021,000	934,000	796,000
Income taxes (Note 2)	1,105,000	809,000	374,000	293,000

Net income	$1,646,000	$1,212,000	$560,000	$503,000

Net income per share:
Basic	$.05	$.04	$.02	$.02
Diluted	$.05	$.03	$.02	$.01

Weighted average number of common shares:
Basic	32,717,000	32,693,000	32,901,000	33,001,000
Diluted	34,740,000	35,947,000	34,406,000	35,362,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,646,000	$1,212,000
Adjustments to reconcile net income to net cash used in operating activities:
Change in allowance for doubtful accounts	92,000	68,000
Depreciation and amortization	117,000	86,000
Stock-based compensation expense	187,000	129,000
Deferred income taxes	944,000	691,000
Changes in operating assets and liabilities:
Accounts receivable	(12,278,000)	(3,528,000)
Advances and other assets	(3,373,000)	(1,754,000)
Accounts payable and accrued liabilities	7,012,000	2,165,000

Net cash used in operating activities	(5,653,000)	(931,000)

Cash flows from investing activities:
Capital expenditures	(266,000)	(212,000)

Net cash used in investing activities	(266,000)	(212,000)

Cash flows from financing activities:
Exercise of stock options	54,000	250,000
Increase in loan payable, net	7,853,000	880,000

Net cash provided by financing activities	7,907,000	1,129,000

Net change in cash and cash equivalents	1,988,000	(14,000)
Cash and cash equivalents, beginning of period	270,000	146,000

Cash and cash equivalents, end of period	$2,258,000	$132,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the United States Securities and Exchange Commission (“SEC”).

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

          The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fixed Assets

          Fixed assets as of September 30, 2008 and December 31, 2007, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

          Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,505,000 and 2,361,000, and 2,023,000 and 3,254,000, respectively, for the three and nine month periods ended September 30, 2008 and 2007, respectively.

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

Note 2- Income Taxes

          For the three and nine month periods ended September 30, 2008 and 2007, respectively, the provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2008		2007

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$374,000	$—	$293,000	$—
Tax expense (benefit) of operating loss carryforwards	(320,000)	320,000	(250,000)	250,000

Income tax expense	$54,000	$320,000	$43,000	$250,000

	Nine Months Ended September 30,
	2008		2007

	Current	Deferred	Current	Deferred

Tax expense before application of operating loss carryforwards	$1,105,000	$—	$809,000	$—
Tax expense (benefit) of operating loss carryforwards	(944,000)	944,000	(691,000)	691,000

Income tax expense	$161,000	$944,000	$118,000	$691,000

          The deferred tax asset, $2,093,000 and $3,037,000 at September 30, 2008 and December 31, 2007, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $8.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, shareholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

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

Overview

          Through our wholly-owned subsidiary, Sunteck Transport Co., Inc. (Sunteck), we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenues, net revenues and net income of approximately $110.3 million, $21.3 million and $1.6 million, respectively, during our most recently completed fiscal year and approximately $134.5 million, $22.7 million and $1.6 million respectively, during the nine months ended September 30, 2008.

          Our gross revenues and net revenues are readily measured by the number of transactions we process. For the nine months ended September 30, 2008, we processed 93,000 transactions, a 58% increase over the 59,000 transactions processed during the nine months ended September 30, 2007. This increase was a direct result of (i) continued expansion of our agent network, and (ii) 1,100 transactions related to the Hurricane Ike relief effort. The Hurricane Ike related transactions generated approximately $4.3 million in gross revenues during the quarter ended September 30, 2008. Gross revenues for the quarter ended September 30, 2008 increased by 74% over the prior year period and net revenues increased by 46% over the prior year period. The net revenues percentage was adversely impacted by higher transportation costs primarily reflecting the increase in fuel costs which we were not able to pass along to our customers. Given the volatility in fuel cost, and other factors, there is no assurance that this trend will not continue in future periods.

          During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the Three and Nine Month Periods Ended September 30, 2008 and 2007

          During the quarter ended September 30, 2008, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%

Commissions	65.6%	63.5%	64.5%	63.7%
Operating expenses	21.7%	20.8%	21.9%	22.2%
Interest expense	1.7%	1.3%	1.5%	1.1%
Income taxes	4.4%	5.3%	4.9%	5.2%

Net income	6.6%	9.1%	7.2%	7.8%

Revenues

          Gross revenues, consisting of freight fees and other related services revenues, totaled $52,744,000 for the three months ended September 30, 2008, as compared with $29,079,000 in the same period of the prior year, an increase of 81%. Net revenues were $8,453,000 for the three months ended September 30, 2008, as compared with $5,531,000 in the same period of the prior year, an increase of 53%. This is the direct result of the special Hurricane Ike relief effort and expansion of our agent network and customer base which resulted in a 57% increase in the number of transactions processed. The net revenues percentage was adversely impacted by higher transportation costs primarily reflecting the increase in fuel costs which we were not able to pass along to our customers.

          Gross revenues, consisting of freight fees and other related services revenues, totaled $134,540,000 for the nine months ended September 30, 2008, as compared with $77,357,000 in the same period of the prior year, an increase of 74%. Net revenues were $22,735,000 for the nine months ended September 30, 2008, as compared with $15,532,000 in the same period of the prior year, an increase of 46%. The net revenues percentage was adversely impacted by higher transportation costs primarily reflecting the increase in fuel costs which we were not able to pass along to our customers.

Costs and expenses

Commissions

          For the three months ended September 30, 2008, commissions totaled $5,548,000 as compared with $3,511,000 in the same period of the prior year. As a percentage of net revenues, commissions were 66% as compared with 64% in the same period of the prior year.

          For the nine months ended September 30, 2008, commissions totaled $14,660,000 as compared with $9,896,000 in the same period of the prior year. As a percentage of net revenues, commissions were 65% as compared with 64% in the same period of the prior year.

          These increases are the result of agent and revenue mix as well as agent rate increases based upon achieving revenue and profitability benchmarks.

Operating expenses

          For the three months ended September 30, 2008, operating expenses totaled $1,829,000 as compared with $1,153,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 22% as compared with 21% in the prior year period.

          For the nine months ended September 30, 2008, operating expenses totaled $4,971,000 as compared with $3,443,000 in the same period of the prior year. As a percentage of net revenues, operating expenses were 22% in both nine month periods.

          These increases are the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We presently have adequate facilities and management to handle the present and anticipated transaction volume without a significant increase in overhead.

Interest Expense

          For the three months ended September 30, 2008, interest expense totaled $141,000 as compared with $71,000 in the same period of the prior year.

          For the nine months ended September 30, 2008, interest expense totaled $353,000 as compared with $172,000 in the same period of the prior year.

          These increases are primarily the result of increased borrowings under our $20,000,000 million line of credit offset to a degree by decreasing interest rates.

Income tax

          Income tax expense for the three months ended September 30, 2008 of $374,000 consisted of the utilization of the deferred tax benefit of $320,000 and state income taxes of $54,000 compared to an income tax expense of $293,000 for the three months ended September 30, 2007 which consisted of the utilization of the deferred tax benefit of $250,000 and state income taxes of $43,000.

          Income tax expense for the nine months ended September 30, 2008 of $1,105,000 consisted of the utilization of the deferred tax benefit of $944,000 and state income taxes of $161,000 compared to an income tax expense of $809,000 consisted of the utilization of the deferred tax benefit of $691,000 and state income taxes of $118,000.

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

          For the nine months ended September 30, 2008, our gross revenues increased to $134,540,000 from $77,357,000 in the same period of the prior year. As of September 30, 2008, we had stockholders’ equity of $15,704,000 which included an accumulated deficit of $4,206,000. Factors that could adversely affect our operating results include:

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

          Inflation and changing prices did not have a material impact on our revenues or  results of operations for the period ended September 30, 2008. During this period, however, rapidly rising fuel prices, among other factors, contributed to higher transportation costs and resulted in a decline in the net revenues percentage. Given the volatility of the cost of fuel and other factors, there is no assurance that this trend will not continue in future periods.

Liquidity and capital resources

          During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit.

          At September 30, 2008, we had outstanding $16,643,000 under our $20,000,000 line of credit. The line of credit facility, initially obtained from a bank in May 2003, is at an interest rate of LIBOR plus 1.25%, is subject to the maintenance of certain financial covenants, is secured by accounts receivable and other operating assets, and matures in June 2010. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

          At September 30, 2008, we had liquid assets of approximately $2,258,000.

          The following table presents our debt instruments and their weighted average interest rates as of September 30, 2008 and 2007, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2008		2007

Line of Credit	$16,643,000	5.18%	$4,330,000	6.37%

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

          During the quarter ended September 30, 2008, we issued 120,000 shares of Common Stock upon the exercise of options by two consultants. The issuance of these shares was pursuant to an exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the stock certificates issued for the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

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

Date: November 5, 2008