Form 10-K
period 2008-12-31
AUTOINFO INC
filed 2009-03-23
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 30, 2008 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $0.62 per share) approximately $5,507,000.

          The number of shares outstanding of the registrant’s common stock, $.001 par value, as of March 16, 2009 was 32,946,060 shares.

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

Overview

          Through our wholly-owned subsidiaries, Sunteck Transport Co., Inc. (Sunteck) and Eleets Logistics, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $180.2 million, $31.7 million and $2.2 million, respectively, during our most recently completed fiscal year.

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

Operations and systems

          We processed approximately 130,000 freight orders in 2008, as compared with 85,000 in 2007.

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

Suppliers

          We use the services of various third party transportation companies. During 2008, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

          We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2008, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

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

          Our growth model is focused on adding sales agents in strategic markets. As this agent network is further established and expanded, we believe that significant other opportunities will emerge. Larger sales agents offices often have their own equipment (truck space), which presents the opportunity to maximize available freight and load capacity thereby increasing gross margins above historical levels. In addition, sales representatives will be added to regional operating office sales agent locations to increase market penetration. Since representatives work on a commission basis, this expansion essentially comes with no additional overhead outlay.

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

Employees

          As of February 27, 2009 we had 52 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

          A substantial portion of our business is originated by our network of independent sales agents. Most of these sales agents work with us on an exclusive basis pursuant to contracts with terms ranging from one to five years. However, certain agent contracts are terminable upon thirty day notice by either party. These contracts typically contain non-compete and non-solicitation provisions. Notwithstanding these provisions, we may not be able to restrict the ability of a former agent from competing with Sunteck following termination. As a result, if sales representatives terminate their affiliation with us, our revenue and results of operations could be adversely affected.

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

We depend on the continued services of our president, chief financial officer and chief operating officer.

          Our future success depends, in part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and is responsible for executing that plan, our chief financial officer, William Wunderlich, and our chief operating officer, Michael Williams. The loss of any of Messrs. Wachtel, Wunderlich or Williams would adversely affect our business. We do not have any term “key man” insurance on any of them. If we lose any of their services, our business, operations, and financial condition would be materially adversely affected.

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

          As of March 17, 2009, our president, Harry Wachtel, owned approximately 15.2% of the issued and outstanding shares of our common stock. Further, James T. Martin, Kinderhook Partners, LP and Morehead Opportunity Fund, LP, three significant stockholders, owned approximately 19.0%, 18.3% and 13.8%, respectively, of the issued and outstanding shares of our common stock. As a result, any one of Mr. Wachtel, Mr. Martin, Kinderhook Partners, LP or Morehead Opportunity Fund, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

          The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 16, 2009, our closing stock price has ranged from $0.80 to $0.21. On March 16, 2009, our closing stock price was $0.25.

          The trading price of our common stock has been volatile and will continue to be subject to:

•	volatility in the trading markets generally;

•	fluctuations in our quarterly operating results; and

•	announcements regarding our business or the business of our competitors.

          Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole is currently experiencing extreme price and volume fluctuations which have particularly affected the market price for the securities of many small-cap companies and which often have been unrelated to the operating performance of these companies.

The price of our common stock may be adversely affected by the possible issuance of shares of our common stock as a result of the exercise of outstanding options.

          We have granted options covering approximately 11.6 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

          Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a national securities exchange such as the New York Stock Exchange and the Nasdaq World or Capital Markets. We do not currently meet the minimum trading price requirement for listing on any of these exchanges and there is uncertainty that we will ever be accepted for a listing on any of these exchanges.

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

          We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease runs through April 2010 and provides for aggregate rent payments of $68,000 for the twelve months ending April 2009 and $71,000 for the twelve months ending April 2010. We lease approximately 1,433 square feet of space for our sales and dispatch group at 6401 Congress Avenue, Boca Raton, Florida. This lease runs through November, 2011 and provides for annual aggregate rent payments of $18,000. We lease approximately 3,000 square feet of space for our legal and compliance group at 11437 Central Parkway, Jacksonville, Florida. This lease runs through November 2010 and provides for aggregate annual rent payments of $36,000.

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

	Bid Prices

Year Ended December 31, 2008	High	Low

First quarter	$0.80	$0.70
Second quarter	0.80	0.60
Third quarter	0.70	0.40
Fourth quarter	0.50	0.21

Year Ended December 31, 2007	High	Low

First quarter	$1.06	$0.98
Second quarter	0.97	0.74
Third quarter	0.80	0.62
Fourth quarter	0.87	0.63

          As of March 16, 2009, the closing bid price per share for our common stock, as reported on the OTCBB was $0.25. As of March 16, 2009 we had approximately 1,000 beneficial stockholders.

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

          The following is a summary of our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

          The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000’s omitted, except for per share data	Year ended December 31,

	2008	2007	2006	2005	2004

Statement of Operations Data:

Gross revenues	$180,211	$110,332	$84,111	$68,040	$46,492

Net revenues (1)	31,698	21,309	17,743	13,554	8,734

Net income	$2,224	$1,604	$3,628	$3,608	$1,466

Net income per share (2)
Basic	$.07	$.05	$.11	$.11	$.05
Diluted	$.07	$.05	$.10	$.11	$.04

(1)	Net revenues are determined by deducting cost of transportation from gross revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The common stock equivalents for the year ended December 31, 2008, 2007, 2006, 2005 and 2004 were 1,727,000, 3,113,000, 4,090,000, 2,400,000, and 2,523,000, respectively.

000’s omitted	As at December 31,

	2008	2007	2006	2005	2004

Balance Sheet Data:

Cash and cash equivalents	$390	$270	$146	$419	$38
Accounts receivable, net	29,863	24,224	16,967	12,735	9,658
Total assets	42,776	33,190	23,822	16,646	11,795
Total liabilities	26,467	19,374	11,826	8,515	7,383
Deficit	(3,628)	(5,852)	(7,456)	(11,084)	(14,692)
Stockholders’ equity	16,309	13,816	11,996	8,131	4,412

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

          Through our wholly-owned subsidiaries, Sunteck Transport Co., Inc. (Sunteck) and Eleets Logistics, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with us and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, we operate a transportation services business with revenue, net revenue and net income of approximately $180.2 million, $31.7 million and $2.2 million, respectively, during our most recently completed fiscal year.

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

          The most significant factors in our growth during the past two years have been internal growth experienced by our existing agents and the expansion of our brokerage services agent, contract carrier services agent and owner-operator networks. This growth is readily measured by the number of transactions we have processed, which increased from 85,000 in 2007 to130,000 in 2008, an increase of 53%. The average gross revenue dollar per load increased by 7% in 2008 as compared to 2007. This increase is the result of higher fuel prices passed through to customers as fuel service charges and revenue mix during the period.

          During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2008 vs 2007

          During the year ended December 31, 2008, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services and the addition of independent sales agents providing brokerage and contract carrier services. Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

          The following table represents certain statement of operation data as a percentage of net revenues:

	Year Ended December 31,

	2008	2007

Net revenues	100.0%	100.0%

Commissions	64.3%	63.3%
Operating expenses	22.5%	22.9%
Interest expense	1.6%	1.3%
Income taxes	4.6%	5.0%

Net income	7.0%	7.5%

Revenues

          Gross revenues, consisting of freight fees and other related services revenue, totaled $180,211,000 for the year ended December 31, 2008, as compared with $110,332,000 in the prior year, an increase of 63%. Net revenues were $31,698,000 for the year ended December 31, 2008, as compared with $21,309,000 in the prior year, an increase of 49%. This increase is the direct result of the continued expansion of our agent network and customer base which resulted in a 53% increase in the number of transactions processed. As a percentage of gross revenue, net revenue decreased from 19.3% to 17.6%, year over year. This decrease is primarily the result of revenue mix and increased direct freight costs relating to competition, fuel prices and the availability of equipment.

Costs and expenses

          Commissions totaled $20,373,000 for the year ended December 31, 2008, as compared with $13,492,000 in the prior year, an increase of 51%. This increase is the direct result of the increase in revenues resulting from the continued expansion of our agent network and customer base. As a percentage of net revenues, commissions were 64.3% for the year ended December 31, 2008 as compared with 63.3% in the prior year. This increase is the direct result of the expansion of our agent network at higher commission rates, additional bonuses earned based upon the achievement of certain monthly benchmarks, stock based compensation expense, and cost associated with the addition of new agents.

          Operating expenses totaled $7,129,000 for the year ended December 31, 2008, as compared with $4,870,000 in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. As a percentage of net revenues, operating expenses were 22.5% for the year ended December 31, 2008 as compared with 22.9% in the prior year. We presently have adequate facilities and management to handle our present and anticipated transaction volume in 2009 without a significant increase in overhead.

          Interest expense was $500,000 for the year ended December 31, 2008 as compared with $277,000 in the prior year. This increase is primarily the result of increased average borrowings to support increased expenses related to our business expansion.

Income tax

          Income tax expense was $1,471,000 for the year ended December 31, 2008 as compared with $1,066,000 in the prior year. The 2008 income tax expense reflects an effective federal and state tax rate of 39.8% and is comprised of a deferred tax expense of $1,256,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $215,000. The 2007 income tax expense reflects an effective federal and state tax rate of 39.9% and is comprised of a deferred tax expense of $910,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $156,000.

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

	Year Ended December 31,
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

          Operating expenses totaled $4,870,000 for the year ended December 31, 2007, as compared with $3,840,000 in the prior year. As a percentage of net revenues, operating expenses were 22.9% for the year ended December 31, 2007 as compared with 21.6% in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. We presently have adequate facilities and management to handle our present and anticipated transaction volume in 2007 without a significant increase in overhead.

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

          For the year ended December 31, 2008, we increased gross revenues from $110.3 million to $180.2 million. As of December 31, 2008, we had an accumulated deficit of $3.6 million compared to $5.9 million at December 31, 2007. Factors that could adversely affect our operating results include:

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

          At December 31, 2008, we had a balance outstanding of $14,164,000 under our $20.0 million line of credit with Wachovia Bank. The line of credit was subject to the maintenance of certain financial covenants, was secured by accounts receivable and other operating assets, and was due to mature in June 2010.

          In February 2009, we entered into a $30.0 million line of credit with Regions Bank, secured by substantially all of our assets. The line of credit, which replaced the then existing $20.0 million line of credit with Wachovia Bank, is due to expire in March 2012, accrues interest at a rate of LIBOR plus 1 1/2% with a minimum of 3%, and is subject to the maintenance of certain financial covenants. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend, or replace the line of credit on terms acceptable to us.

          At December 31, 2008, we had liquid assets of approximately $390,000.

          The total amount of debt outstanding at December 31, 2008 and 2007 was $14,164,000 and $8,790,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2008 and 2007, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	2008		2007

Line of Credit	$14,164,000	1.69%	$8,790,000	5.9%

          Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2008.

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

Income Taxes

          The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward. As of December 31, 2008, we had a net operating loss carryforward of approximately $5.2 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions. As of December 2006, we eliminated any valuation allowance for the future tax savings as management believes it is more likely than not that they will be realized by the end of the carryforward period.

Provision For Doubtful Accounts

          We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently Issued Accounting Standards

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. We adopted SFAS 157 on January 1, 2008 for our financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial statements.

          In February 2008, the FASB issued Staff Position 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities. We will be required to apply the provisions of SFAS 157 to our non-financial assets and liabilities as of January 1, 2009. We do not expect the adoption of SFAS 157 in relation to our non-financial assets and liabilities to have a material impact on our financial statements.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for us as of January 1, 2009. The provisions of SFAS 141(R) will impact us only if we are party to a business combination after SFAS 141(R) has been adopted.

Off-balance Sheet Arrangements

          We do not have any off-balance sheet arrangements.

Contractual Obligations

          The following table summarizes our contractual obligations as of December 31, 2008:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$ 215,000	$ 124,000	$ 91,000	—	—
Line of Credit	14,164,000	—	$ 14,164,000	—	—

Total	$ 14,379,000	$ 124,000	$ 14,255,000	—	—
3

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          A smaller reporting company is not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS

          The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

(b)	Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 9B.	OTHER INFORMATION

          None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	69	Director
Thomas C. Robertson	63	Director
Harry Wachtel	50	President, chief executive officer and director
Mark Weiss	48	National account executive and director
William Wunderlich	61	Chief financial officer
Michael P. Williams	42	Chief operating officer and general counsel

          PETER C. EINSELEN has been a director since January 1999. Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.

          THOMAS C. ROBERTSON has been a director since January 1999. Mr. Robertson has been senior vice president since 2005 and was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2007 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.

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

          MICHAEL P. WILLIAMS joined us in January 2007 as our chief operating officer and general counsel. From 2002 to 2007, Mr. Williams served as general counsel and vice president of legal and business affairs for Vexure, Inc., a logistics company. Prior to that, from 1999 to 2002, Mr. Williams also served as general counsel and vice president of legal and business affairs for Stonier Transportation Group, Inc., a trucking and brokerage company. During his tenure with Stonier and Vexure, Mr. Williams gained experience handling customer and vendor contract negotiations, risk management strategies, human resources and assets management, and transportation and employment litigation matters. Mr. Williams received his juris doctor cum laude from Thomas Cooley Law School, Lansing, Michigan and his masters degree (LL.M.) in taxation from the University of Florida, Gainesville. He has been a member of the Florida Bar since 1995.

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

Audit Committee Matters

          Under its charter, the audit committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent auditor, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

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

          Our board has determined that the chairman of the audit committee, Mr. Robertson, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” for purposes of current and recently-adopted Nasdaq listing standards and Section 10A(m)(3) of the Exchange Act.

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

          This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our named executive officers which includes our chief executive officer, chief financial officer and chief operating officer.

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

Health & welfare benefits	Fixed component. The same/comparable health & welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

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

          When establishing the base salary of any executive officer, we believe that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us. The base salaries paid to our named executive officers are set forth below in the Summary Compensation Table. We believe that the base salary paid to our executive officers during 2008 achieves our executive compensation objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median.

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

Overview of 2008 Compensation

          We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2008 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2008 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements and Severance Benefits

          We have employment agreements with our chief executive officer, Harry M. Wachtel, our chief financial officer, William I. Wunderlich and our chief operating officer, Michael Williams. We entered into these agreements, effective January 1, 2007, to ensure the performance of their roles for an extended period of time. In addition, we also considered the critical nature of the position and our need to retain them when we committed to these agreements.

          The agreements for Messrs. Wachtel and Wunderlich provide for annual base salaries of $250,000 and $175,000, respectively, and for participation in all executive benefit plans. Each of their agreements provide that they will each be entitled to a bonus equal to 10% of our consolidated pre-tax profit (as defined in their respective employment agreements) up to $1,250,000 and 5% of our consolidated pre-tax profit in excess of $1,250,000. Annual salaries and bonuses shall not exceed $750,000 for Mr. Wachtel and $675,000 for Mr. Wunderlich. The employment contracts with both Messrs. Wachtel and Wunderlich are for terms expiring in December 2011. If either is terminated for cause or terminates without good reason (as defined in the agreements), we are obligated to pay only those wages and bonuses pursuant to the terms of our annual incentive plan and other compensation then vested. If either Mr. Wachtel or Mr. Wunderlich is terminated without cause or if either terminates his employment agreement for good reason (as defined in the agreements), in addition to the payment of amounts then vested, in exchange for a general release of all claims, such executive is entitled to:

•	The immediate vesting of any unvested stock options and one-year from the date of such termination to exercise such options;

•	Salary for the remaining term of the agreement, if any; and

•	Bonus based on a pre-determined percentage of pre-tax profit for the remaining term of the agreement, if any.

          The employment contract with Mr. William’s provides for participation in all executive benefit plans and for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term. During the term of the agreement, he will also be entitled to cash bonuses annually which increases by $25,000 per year and ranges from $25,000, in year one, to $125,000, in year five. The bonuses are paid annually and contingent on AutoInfo meeting certain agreed upon annual earnings target each year. The term of the employment contract with Mr. Williams is five-years, expiring on December 31, 2011, which, beginning on December 1, 2011, will automatically be extended for an additional one year period on that date and on each anniversary of that date unless thirty days prior written notice of termination is provide by either party. The agreement also generally provides that if (i) we terminate his employment for cause, due to death or disability, we would be obligated to pay all compensation accrued to him prior to any such date of termination; and (ii) he terminates his employment for good reason on or prior to December 31, 2009, we would be obligated to pay all of his unpaid base compensation through and including December 31, 2009.

Tax Deductibility of Executive Compensation

          Section 162(m) of the Internal Revenue Code of 1996, as amended (the “Code”), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2008 is also expected to qualify for deductibility. We currently intend to structure the performance-based portion of our executive officers’ compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

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

Summary Compensation Table

          The following table sets forth certain information with respect to compensation for the years ended December 31, 2008 and 2007 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2008 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	Other (2)	Total ($)

Harry M. Wachtel, President and chief executive officer	2008 2007	$250,000 $250,000	$287,000 $227,000	$42,000 —	$16,000	$595,000 $477,000

William I. Wunderlich, Executive vice president and chief financial officer	2008 2007	$175,000 $175,000	$287,000 $227,000	$25,000 —	$16,000	$505,000 $402,000

Michael P. Williams, Chief operating officer	2008 2007	$185,000 $175,000	$ — $ 25,000	$12,000 $12,000	$ 6,000	$203,000 $212,000

(1)

Reflects the value of the stock option that was charged to income as reported on our financial statements and calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(2)	Includes company matching contributions to a qualifying 401(K) plan.

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

Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at December 31, 2008 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Harry M. Wachtel	500,000	—	$1.173	1/10/2010

William I. Wunderlich	300,000	—	$1.173	1/10/2010

William I. Wunderlich	500,000	—	$0.10	11/30/2009

Michael P. Williams	100,000	500,000	$1.12	6/6/2012

Compensation of Directors

          We do not pay any directors’ fees. Directors are reimbursed for the costs relating to attending board and committee meetings. During 2008, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 100,000 shares of our common stock at $0.84 per share, 115% of the fair market value on the date of grant.

          The following table provides compensation information for the year ended December 31, 2008 for each of the independent members of our board of directors.

Director Compensation

Name	Year	Option Awards (1) (2)	Total

Thomas C. Robertson	2008	$8,900	$8,900

Peter C. Einselen	2008	$8,900	$8,900

(1) Reflects the value of the stock option that was charged to income as reported on our financial statements and are calculated using the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payments.

(2) During 2008, each of Mr. Robertson and Mr. Einselen was granted one option award on January 8, 2008 exercisable for 100,000 shares of our common stock, respectively. The fair value (computed in accordance with SFAS 123R) on such date was $8,900, respectively.

Equity Compensation Plan Information
Year Ended December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1992, 1997, 1999, 2003 and 2006)	6,117,000	$0.76	4,006,000

Equity compensation plans not approved by security holders (1)	5,487,000	$0.71	1,316,000

Total	11,604,000	$0.73	5,322,000

(1)	Includes the following equity compensation plans:

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

          The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2009, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage Of Ownership

(i) Directors and Executive Officers
Harry Wachtel	6,762,000	(2)	20.2%
Thomas C. Robertson	655,000	(3)	2.0%
Peter C. Einselen	785,000	(4)	2.3%
Mark Weiss	1,072,000	(7)	3.2%
William I. Wunderlich	1,622,000	(5)(8)	4.8%
Michael P. Williams	100,000	(6)	*

All executive officers and directors as a group (6 persons)	9,737,000	(9)	27.4%

(ii) 5% Stockholders
James T. Martin	6,270,000		19.0%
Kinderhook Partners, LP	6,038,000		18.3%
Morehead Opportunity Fund, LP	4,535,000		13.8%

* Less than one percent.

(1)

Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel, Mr. Weiss and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda. The address for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, NJ 07024. The address for Morehead Opportunity Fund, LP is 5151 Glenwood Avenue, Suite 300, Raleigh, NC 27612.

(2)	Includes 1,259,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements and 500,000 shares issuable upon the exercise of stock options.

(3)	Includes 450,000 shares issuable upon the exercise of stock options.

(4)	Includes 485,000 shares issuable upon the exercise of stock options

(5)	Includes 800,000 shares issuable upon the exercise of stock options.

(6)	Includes 100,000 shares issuable upon the exercise of stock options.

(7)

Includes 852,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares and 220,000 shares issuable upon the exercise of stock options.

(8)

Includes 407,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(9)	Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

          In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2008, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered to the Board and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Audit fees	$80,000	$66,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$80,000	$66,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

          (1) Financial Statements – See the Index to the consolidated financial statements on page F-1

(b) Exhibits: Exhibit No.	Description

No. 3A	Certificate of Incorporation of the Company, as amended. (6)

No. 3B	Amended and Restated By-Laws of the Company. (3)

No. 4A	Specimen Stock Certificate. (1)

No. 10A	** 1992 Stock Option Plan. (2)

No. 10B	** 1997 Stock Option Plan. (4)

No. 10C	** 1997 Non-Employee Stock Option Plan. (4)

No. 10D	** 1999 Stock Option Plan. (5)

No. 10E	** Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of January 1, 2007. (10)

No. 10F	** Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2007. (10)

No. 10G	First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (7)

No. 10H	Second Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (8)

No. 10I	Third Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (10)

No. 10J	** 2003 Stock Option Plan. (9)

No. 10K	** 2005 Independent Sales Agent Stock Option Plan. (10)

No. 10L	** 2006 Stock Option Plan. (10)

No. 10M	** 2006 Independent Sales Agent Stock Option Plan. (10)

No. 10N	Fourth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10O	Fifth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10P	Sixth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10Q	** Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated as of January 1, 2007. (11)

No. 10R	Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al.*

No. 14A	Code of Ethics. (7)

No. 21A	Subsidiaries of the Registrant. (7)

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed as an exhibit hereto.

** Management contract or compensatory plan or arrangement.

(1)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.

(2)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.

(3)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.

(4)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(5)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.

(9)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.

(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.

(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(12)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.

(13)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

(14)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 20, 2009 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel

Harry M. Wachtel, President and Chief
Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel

Harry M. Wachtel	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 20, 2009

/s/ William I. Wunderlich

William I. Wunderlich	Chief Financial Officer (Principal Accounting Officer)	March 20, 2009

/s/ Mark Weiss

Mark Weiss	Director	March 20, 2009

/s/ Peter C. Einselen

Peter C. Einselen	Director	March 20, 2009

/s/ Thomas C. Robertson

Thomas C. Robertson	Director	March 20, 2009

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AutoInfo, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

March 17, 2009
Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.

Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2008	2007

ASSETS (Note 3)
Current assets:
Cash and cash equivalents	$390,000	$270,000
Accounts receivable, net of allowance for doubtful accounts of $370,000 and $326,000 as of December 31, 2008 and 2007, respectively	29,863,000	24,224,000
Deferred income taxes (Note 4)	1,100,000	1,000,000
Prepaid expenses	560,000	310,000
Current portion of advances and other assets (Note 2)	1,260,000	1,273,000

Total current assets	33,173,000	27,077,000

Fixed assets, net of depreciation	590,000	477,000

Deferred income taxes (Note 4)	680,000	2,037,000

Advances and other assets, net of current portion (Note 2)	8,333,000	3,599,000

	$42,776,000	$33,190,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,303,000	$10,584,000

Loan payable (Note 3)	14,164,000	8,790,000

Commitments and contingencies (Note 5)

Stockholders’ equity: (Note 6)
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 32,946,000 and 32,586,000 as of December 31, 2008 and 2007, respectively	33,000	33,000
Additional paid-in capital	19,904,000	19,635,000
Deficit	(3,628,000)	(5,852,000)

Total stockholders’ equity	16,309,000	13,816,000

	$42,776,000	$33,190,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,

	2008	2007	2006

Gross revenues	$180,211,000	$110,332,000	$84,111,000
Cost of transportation	148,513,000	89,023,000	66,368,000

Net revenues	31,698,000	21,309,000	17,743,000

Commissions	20,373,000	13,492,000	11,044,000
Operating expenses	7,130,000	4,870,000	3,840,000

	27,503,000	18,362,000	14,884,000

Income from operations	4,195,000	2,947,000	2,859,000

Interest expense	500,000	277,000	113,000

Income before income taxes (benefit)	3,695,000	2,670,000	2,746,000
Income taxes (benefit) (Note 4)	1,471,000	1,066,000	(882,000)

Net income	$2,224,000	$1,604,000	$3,628,000

Net income per share:
Basic	$.07	$.05	$.11
Diluted	$.07	$.05	$.10

Weighted average number of common shares:
Basic	32,774,000	32,447,000	31,915,000
Diluted	34,501,000	35,560,000	36,005,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid - In Capital	Deficit

Balance, January 1, 2006	31,624,000	$32,000	$19,183,000	$(11,084,000)

Exercise of stock options	478,000	—	103,000

Stock-based compensation expense			134,000

Net income				3,628,000

Balance, December 31, 2006	32,102,000	$32,000	$19,420,000	$(7,456,000)

Exercise of stock options	484,000	1,000	52,000

Stock-based compensation expense			163,000

Net income				1,604,000

Balance, December 31, 2007	32,586,000	$33,000	$19,635,000	$(5,852,000)

Exercise of stock options	360,000	—	54,000

Stock-based compensation expense			215,000

Net income				2,224,000

Balance, December 31, 2008	32,946,000	$33,000	$19,904,000	$(3,628,000)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$2,224,000	$1,604,000	$3,628,000
Adjustments to reconcile net income to net cash used in operating activities:
Change in allowance for doubtful accounts	44,000	77,000	48,000
Depreciation and amortization expenses	201,000	142,000	104,000
Stock-based compensation expense	215,000	163,000	134,000
Deferred income taxes	1,256,000	910,000	(1,040,000)

Changes in operating assets and liabilities:
Accounts receivable	(5,683,000)	(7,335,000)	(4,279,000)
Prepaid expenses	(250,000)	(116,000)	(108,000)
Accounts payable and accrued liabilities	1,719,000	2,209,000	1,140,000

Net cash used in operating activities	(274,000)	(2,346,000)	(373,000)

Cash flows from investing activities:
Advances and other assets	(4,721,000)	(2,628,000)	(2,037,000)
Capital expenditures	(313,000)	(294,000)	(137,000)

Net cash used in investing activities	(5,034,000)	(2,922,000)	(2,174,000)

Cash flows from financing activities:
Exercise of stock options	54,000	53,000	103,000
Increase in loan payable, net	5,374,000	5,339,000	2,171,000

Net cash provided by financing activities	5,428,000	5,392,000	2,274,000

Net change in cash and cash equivalents	120,000	124,000	(273,000)
Cash and cash equivalents, beginning of year	270,000	146,000	419,000

Cash and cash equivalents, end of year	$390,000	$270,000	$146,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

          Through its wholly-owned subsidiaries, Sunteck Transport Co., Inc and Eleets Logistics, Inc., the Company is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s non-asset based services include ground transportation coast to coast, local pick up and delivery. The Company’s business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by it. The independent commissioned sales agents typically enter into exclusive contractual arrangements with the Company and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to the Company, including owner-operators who operate under the Company’s contract carrier license, air cargo carriers and railroads.

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

Fixed Assets

          Fixed assets as of December 31, 2008 and 2007, consisting predominantly of furniture, fixtures, equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Employee Benefit Plan:

          In 2008, the Company established a qualified 401 (K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provides for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. 401 (K) expense charged to operations in 2008 was $91,000.

Income Per Share

          Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,727,000, 3,113,000 and 4,090,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recently Issued Accounting Standards

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value and establishes a framework for measuring fair value; however, SFAS 157 does not expand the use of fair value in any new circumstances. We adopted SFAS 157 on January 1, 2008 for our financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial statements.

          In February 2008, the FASB issued Staff Position 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities. We will be required to apply the provisions of SFAS 157 to our non-financial assets and liabilities as of January 1, 2009. We do not expect the adoption of SFAS 157 in relation to our non-financial assets and liabilities to have a material impact on our financial statements.

          In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and liabilities at fair value. The fair value option may be applied, subject to certain exceptions, on an instrument by instrument basis; is irrevocable; and is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Note 2 – Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2008	2007

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlying contracts from three to five years	$1,448,000	$2,184,000
Non-interest bearing advances to independent sales agents repayable at the end of the underlying contracts at various dates through 2014	1,151,000	942,000
Loans to independent sales agents bearing interest at prime to prime plus 1% repayable through 2013	6,046,000	738,000
Due from independent sales agents and employees consisting primarily of short-term non-interest bearing loans and advanced commissions expected to be earned / repaid in the next twelve months.	948,000	1,008,000

	9,593,000	4,872,000
Less: current portion	1,260,000	1,273,000

	8,333,000	3,599,000

Advances and other assets are expected to be earned / repaid as follows:

2009	$1,260,000
2010	451,000
2011	1,296,000
2012	1,144,000
2013	5,242,000
Thereafter	200,000

$9,593,000

Note 3 – Debt

Loan Payable

          At December 31, 2008, we had a balance outstanding of $14,164,000 under our $20.0 million line of credit with Wachovia Bank. The line of credit was subject to the maintenance of certain financial covenants, was secured by accounts receivable and other operating assets, and matured in June 2010. The line of credit provided for interest at the LIBOR plus 1 1/4% (1.69% at December 31, 2008).

          In February 2009, the Company entered into a $30.0 million line of credit with Regions Bank, secured by substantially all assets of the Company. The line of credit replaces the $20.0 million line of credit with Wachovia Bank, expires in March 2012, provides for interest at the LIBOR plus 1 1/2% with a minimum of 3%, and the maintenance of certain financial covenants.

Note 4- Income Taxes

          For the years ended December 31, 2008, 2007 and 2006, the provision for income taxes consisted of the following:

	2008		2007		2006
	Current	Deferred	Current	Deferred	Current	Deferred

Income tax expense before application of operating loss carryforwards	$1,471,000	$—	$1,066,000	$—	$1,083,000	$—
Income tax expense (benefit) of operating loss carryforwards	(1,257,000)	1,257,000	(910,000)	910,000	(925,000)	925,000
Change in valuation allowance		—		—		(1,965,000)

Income tax expense (benefit)	$214,000	$1,257,000	$156,000	$910,000	$158,000	$(1,040,000)

          The following table reconciles the Company’s effective income tax rate on income before income taxes to the Federal Statutory Rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Federal Statutory Rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	5.8	5.9	5.8

Effect of:
Utilization of operating loss carryforward			(34.0)
Change in valuation allowance			(37.9)

	39.8%	39.9%	(32.1)%

          Deferred taxes are comprised of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Deferred tax asset:
Net operating loss carryforward	$1,780,000	$3,037,000

          The deferred tax asset represents expected future tax savings resulting from the Company’s net operating loss carryforward. As of December 31, 2008, the Company has a net operating loss carryforward of approximately $5.2 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

          Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforward before its expiration in 2014.

Note 5 - Commitments and Contingencies

Leases

          The Company is obligated under non-cancelable operating leases for premises expiring at various dates through November 2011. Future minimum lease payments are $124,000, $75,000 and $16,000 for the years ending December 31, 2009, 2010 and 2011, respectively. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $206,000, $124,000 and $105,000, respectively.

Other Agreements

          The Company has employment agreements with Messrs. Wachtel and Wunderlich, its chief executive officer and chief financial officer, respectively, who are also stockholders and Mr. Williams, its chief operating officer. The agreements with Mssrs. Wachtel and Wunderlich expire on December 31, 2011 and provide for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company’s consolidated pre-tax profit (as defined) up to $1,250,000 and 5% of consolidated pre-tax profit in excess of $1,250,000, respectively. Under the terms of the agreements, annual salaries and bonuses shall not exceed $750,000 and $675,000 for Messrs. Wachtel and Wunderlich, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $287,000 and $227,000 for the years ended December 31, 2008 and 2007 and $269,000 and $229,000 for the year ended December 31, 2006, respectively. The agreement with Mr. Williams expires on December 31, 2011 and provides for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term. During the term of the agreement, he will also be entitled to cash bonuses annually which increase by $25,000 per year and range from $25,000, in year one, to $125,000, in year five. The bonuses are paid annually and are contingent on AutoInfo meeting certain agreed upon annual earnings target each year. A bonus of $25,000 was paid for the year ended December 31, 2007. No bonus was paid for the year ended December 31, 2008.

Litigation

          The Company is involved in certain litigation arising in the ordinary course of its business. In the opinion of management, these matters will not have a material adverse effect on the Company’s financial position or liquidity.

Note 6 - Stockholders’ Equity

Stock Option Plans

          The Company has seven stock option plans; its 1992, 1997, 1999, 2003, 2005 and two 2006 Plans (collectively, the Plans). Pursuant to the Plans, a total of 18,850,000 shares of common stock were made available for grant of stock options. Under the Plans, options have been granted to key personnel to purchase shares at not less than fair market value on the date of grant. Stock options generally vest ratably over a period of three to five years from the date of grant and must be exercised within ten years from the date of grant. The Company’s policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. No further grants will be made under the 1985, 1986, 1989, 1992 or 1997 Plans.

          Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 11,604,000 as of December 31, 2008, 9,669,000 have been granted to independent sales agents.

          Option activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2006	7,081,000	$.37	5.1	$1.5

Forfeited	(192,000)	.56
Exercised	(478,000)	.22
Granted	4,881,000	1.11

Outstanding, December 31, 2006	11,292,000	$.70	4.6	$3.7

Forfeited	(3,985,000)	.96
Exercised	(485,000)	.11
Granted	5,989,000.87

Outstanding, December 31, 2007	12,811,000	$.72	4.1	$—

Forfeited	(3,847,000)	.77
Exercised	(360,000)	.16
Granted	3,000,000.78

Outstanding December 31, 2008	11,604,000	$.73	3.2	$—

Exercisable, December 31, 2008	6,334,000	$.64	2.1	$—

          As of December 31, 2008, there were 5,322,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Options outstanding			Options exercisable

Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price

$.05 - .20	999,000	2.5	$.13	999,000	$.13
.24 - .65	3,639,000	1.7	.49	2,911,000.48
.72 - .88	3,989,000	5.1	.78	515,000.50
1.00 – 1.48	2,977,000	2.7	1.17	1,909,000	1.18

$.05 – 1.48	11,604,000	3.2	$.73	6,334,000	$.64

     Weighted average grant-date fair value of options granted:

2008	$.78
2007	$.87
2006	$1.11

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2008	2007	2006

Risk-free interest rate	2.25%	5.0%	4.52%
Expected dividend yield	0%	0%	0%
Expected volatility factor	10.82%	13.61%	18.16%
Expected option term, in years	5.90	6.00	6.00

          The Company recognized stock-based compensation expense related to stock options of $215,000, $163,000 and $134,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had $704,000 of unrecognized stock-based compensation expense related to nonvested stock option plans that will be recognized over a period of five years.

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

Note 8 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2008 Quarter Ended

	Mar 31	June 30	Sep 30	Dec 31

Gross revenues	$36,562,000	$45,234,000	$52,744,000	$45,671,000

Net income	$490,000	$596,000	$560,000	$578,000

Basic net income per share	$.01	$.02	$.02	$.02

Diluted net income per share	$.01	$.02	$.02	$.02

	Year Ended December 31, 2007 Quarter Ended

	Mar 31	June 30	Sep 30	Dec 31

Gross revenues	$22,054,000	$26,224,000	$29,079,000	$32,975,000

Net income	$326,000	$383,000	$503,000	$392,000

Basic net income per share	$.01	$.01	$.02	$.01

Diluted net income per share	$.01	$.01	$.01	$.01

Note 9 - Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Activities

          Cash paid for interest in 2008, 2007 and 2006 was $500,000, $277,000 and $113,000, respectively.

          The Company paid income taxes of $130,000, $102,000 and $118,000 for the years ended December 31, 2008, 2007 and 2006, respectively.