Form 10-Q
period 2009-06-30
AUTOINFO INC
filed 2009-08-12
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 193 For the quarterly period ended: JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from __________to __________

Commission File Number: 001-11497

AUTOINFO, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	13-2867481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

6413 Congress Ave., Suite 260, Boca Raton, FL 33487
(Address of principal executive office)

(561)988-9456
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

LARGE ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐	ACCELERATED FILER ☐ SMALLER REPORTING COMPANY ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES ☐           NO  ☒

The number of shares outstanding of the Registrant’s common stock as of August 11, 2009:   32,946,060 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.                                CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$817,000	$390,000
Accounts receivable, net of allowance for doubtful accounts of $369,000 and $370,000 as of June 30, 2009 and December 31, 2008, respectively	30,816,000	29,863,000
Deferred income taxes (Note 2)	746,000	1,100,000
Prepaid expenses	562,000	560,000
Current portion of advances and other assets	2,128,000	1,260,000

Total current assets	35,069,000	33,173,000

Fixed assets, net of accumulated depreciation	570,000	590,000

Deferred income taxes (Note 2)	685,000	680,000

Advances and other assets, net of current portion	9,943,000	8,333,000

	$46,267,000	$42,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$13,680,000	$12,303,000

Loan payable	15,600,000	14,164,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares
$.001 par value; issued and outstanding 32,946,000 shares as of June 30, 2009 and December 31, 2008	33,000
		33,000
Additional paid-in capital	19,974,000	19,904,000
Deficit	(3,020,000)	(3,628,000)
Total stockholders’ equity	16,987,000	16,309,000

	$46,267,000	$42,776,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Gross revenues	$78,858,000	$81,796,000	$43,803,000	$45,234,000
Cost of transportation	62,946,000	67,514,000	35,396,000	37,699,000

Net revenues	15,912,000	14,282,000	8,407,000	7,535,000

Commissions	11,038,000	9,111,000	5,946,000	4,740,000
Operating expenses	3,658,000	3,143,000	1,691,000	1,705,000
	14,696,000	12,254,000	7,637,000	6,445,000

Income from operations	1,216,000	2,028,000	770,000	1,090,000
Interest expense	199,000	211,000	125,000	108,000

Income before income taxes	1,017,000	1,817,000	645,000	982,000
Income taxes (Note 2)	409,000	731,000	255,000	386,000

Net income	$608,000	$1,086,000	$390,000	$596,000

Net income per share:
Basic	$.02	$.03	$.01	$.02
Diluted	$.02	$.03	$.01	$.02

Weighted average number of common shares:
Basic	32,946,000	32,625,000	32,946,000	32,665,000
Diluted	34,182,000	34,907,000	34,664,000	34,868,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$608,000	$1,086,000
Adjustments to reconcile net income to net cash
used in operating activities:
Change in allowance for doubtful accounts	(1,000)	99,000
Depreciation and amortization	108,000	78,000
Stock-based compensation expense	70,000	126,000
Deferred income taxes	349,000	624,000
Changes in operating assets and liabilities:
Accounts receivable	(951,000)	(7,953,000)
Advances and other assets	(2,481,000)	(2,262,000)
Accounts payable and accrued liabilities	1,377,000	4,819,000

Net cash used in operating activities	(921,000)	(3,383,000)

Cash flows from investing activities:
Capital expenditures	(88,000)	(173,000)
Net cash used in investing activities	(88,000)	(173,000)

Cash flows from financing activities:
Exercise of stock options	-	36,000
Increase in loan payable, net	1,436,000	3,406,000
Net cash provided by financing activities	1,436,000	3,442,000

Net change in cash and cash equivalents	427,000	(114,000)
Cash and cash equivalents, beginning of period	390,000	270,000

Cash and cash equivalents, end of period	$817,000	$156,000

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

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc., Inc. and Eleets Logistics, Inc. (collectively, the Company), is a non-asset based transportation services company. As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, net revenue and net income of approximately $180.2 million, $30.7 million and $2.2 million, respectively.

Economic Downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which the Company operates.  This downturn, referred to by many economic experts as a world-wide recession, has continued into 2009.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the AutoInfo, Inc., its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fixed Assets

Fixed assets as of June 30, 2009 and December 31, 2008, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,718,000 and 2,203,000, and 1,236,000 and 2,282,000, respectively, for the three and six month periods ended June 30, 2009 and 2008, respectively

Income Taxes

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

Note 2- Income Taxes

For the three and six month periods ended June 30, 2009 and 2008, respectively, the provision for income taxes consisted of the following:

Three Months Ended June 30,
	2009		2008
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$255,000	$-	$386,000	$-
Tax expense (benefit) of operating loss carryforwards	(218,000)	218,000	(329,000)	329,000

Income tax expense	$37,000	$218,000	$57,000	$329,000

Six Months Ended June 30,
	2009		2008
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$409,000	$-	$731,000	$-
Tax expense (benefit) of operating loss carryforwards	(349,000)	349,000	(624,000)	624,000

Income tax expense	$60,000	$349,000	$107,000	$624,000

The deferred tax asset of $1,431,000 and $1,780,000 at June 30, 2009 and December 31, 2008, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2008, the Company has net operating loss carryforwards of approximately $5.2 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight.  We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs.  Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenue, net revenue and net income of approximately $180.2 million, $30.7 million and $2.2 million, respectively, during our most recently completed fiscal year and approximately $78.9 million, $15.9 million and $608,000, respectively, during the six months ended June 30, 2009.

During previous interim as well as annual reporting periods, the increases in our gross and net revenues was measured to a significant degree by the increase in the number of transactions processed.  However, during the six month period ended June 30, 2009, gross revenues decreased by 4% while net revenues increased by 11% over the same prior year period.  At the same time, the number of transactions increased by 23%, from 60,000 to 73,500 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our net revenues and per load margins.

During the first six months of 2009, we incurred increased commission rates with a significant agent. Our agreement with this agent includes a reduction of commission rates based upon the attainment by the agent of certain profitability benchmarks. These benchmarks, which would result in a reduction in commission rates, were not attained during the current period resulting in a higher than normal commission rateS.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Economic Downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which we operate.  This downturn, referred to by many economic experts as a world-wide recession, has continued into 2009.  This has resulted in a decrease in transportation revenues for the three and six month periods ended June 30, 2009 compared to the same prior year periods of approximately three (3%)and four (4%) percent, respectively.

Results of operations

For the three and six months ended June 30, 2009 and 2008

During the quarter ended June 30, 2009, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services.  Our net revenues (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth.  Therefore, the discussion of the results of operations below focuses on the changes in our net revenues. The increases in net revenues and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	100.0%	100.0%	100.0%	100.0%

Commissions	70.7%	62.9%	69.4%	63.8%
Operating expenses	20.1%	22.6%	23.0%	22.0%
Interest expense	1.5%	1.5%	1.2%	1.5%
Income taxes	3.0%	5.1%	2.6%	5.1%

Net income	4.7%	7.9%	3.8%	7.6%

Revenues

Gross revenues, consisting of freight fees and other related services revenue, totaled $43,803,000 for the three months ended June 30, 2009, as compared with $45,234,000 in the same prior year period, a decrease of approximately 3%. Net revenues were $8,407,000 for the three months ended June 30, 2009, as compared with $7,535,000 in the same prior year period, an increase of approximately 12%.  At the same time, the number of transactions increased by 30%, from 32,000 to 41,500 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity. These factors resulted in a lower cost of transportation and had a corresponding positive impact on our net revenues and per load margins.

Gross revenues, consisting of freight fees and other related services revenue, totaled $78,858,000 for the six months ended June 30, 2009, as compared with $81,796,000 in the same prior year period, a decrease of approximately 4%.  Net revenues were $15,912,000 for the six months ended June 30, 2009, as compared with $14,282,000 in the same prior year period, an increase of approximately 11%.  At the same time, the number of transactions increased by 23%, from 60,000 to 73,500 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our net revenues and per load margins.

Costs and expenses

Commissions

Commissions totaled $5,946,000 for the three months ended June 30, 2009, as compared with $4,740,000 in the same prior year period, an increase of 25%.  This increase is the result of the increase in net revenues as well as the increased commission rates with a significant agent which was in a start up period in 2008.  As a percentage of net revenues, commissions were 71% and 63% for the three months ended June 30, 2009 and 2008, respectively. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes a reduction of commission rates based upon the attainment by the agent of certain profitability benchmarks. These benchmarks, which would result in a reduction in commission rates, were not attained during the current period resulting in a higher than normal commission rates.

Commissions totaled $11,038,000 for the six months ended June 30, 2009, as compared with $9,111,000 in the same prior year period, an increase of 21%.  This increase is the result of the increase in net revenues as well as the increased commission rates with a significant agent which was in a start up period in 2008.  As a percentage of net revenues, commissions were 69% and 64% for the six months ended June 30, 2009 and 2008, respectively. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes a reduction of commission rates based upon the attainment by the agent of certain profitability benchmarks. These benchmarks, which would result in a reduction in commission rates, were not attained during the current period resulting in a higher than normal commission rates.

Operating expenses

Operating expenses totaled $1,691,000 for the three months ended June 30, 2009, as compared with $1,705,000 in the same prior year period, a decrease of 1%.  As a percentage of net revenues, operating expenses were 20% for the three months ended June 30, 2009, as compared with 23% in the same prior year period. The decrease is the direct result of cost cutting measures implemented during the period. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2009 without a significant increase in overhead.

Operating expenses totaled $3,658,000 for the six months ended June 30, 2009, as compared with $3,143,000 in the same prior year period, an increase of 16%.  As a percentage of net revenues, operating expenses were 23% for the six months ended June 30, 2009, as compared with 22% in the same prior year period. The increase is the direct result of the increase in selling, general and administrative expenses in connection with our 2008 business expansion. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2009 without a significant increase in overhead.

Interest expense

Interest expense was $125,000 for the three months ended June 30, 2009, as compared with $108,000 in the same prior year period.  This increase is primarily the result of an increase in average borrowings offset by lower interest rates under our line of credit during the period.

Interest expense was $199,000 for the six months ended June 30, 2009, as compared with $211,000 in the same prior year period.  This decrease is primarily due to lower interest rates under our line of credit.

Income tax

Income tax expense for the three months ended June 30, 2009 of $255,000 consisted of the utilization of the deferred tax benefit of $218,000 and state income taxes of $37,000 compared to $386,000 for the three months ended June 30, 2008 which consisted of the utilization of the deferred tax benefit of $329,000 and state income taxes of $57,000.  The decrease in income taxes is directly related to lower pre-tax income.

Income tax expense for the six months ended June 30, 2009 of $409,000 consisted of the utilization of the deferred tax benefit of $349,000 and state income taxes of $60,000 compared to $731,000 for the three months ended June 30, 2008 which consisted of the utilization of the deferred tax benefit of $624,000 and state income taxes of $107,000.  The decrease in income taxes is directly related to lower pre-tax income.

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

For the six months ended June 30, 2009, our gross revenues decreased to $78.9 million from $81.8 million in the same prior year period.  As of June 30, 2009, we had an accumulated deficit of $3.0 million.  Factors that could adversely affect our operating results include:

•	the success of Sunteck in expanding its business operations; and

•	general economic conditions.

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn impacting the business environment in general and market segments in which we participate. This condition, referred to by many economic experts as a world-wide recession, has continued into 2009. While we do see some signs of improvement, there are no assurances that our future financial results will not continue to be impacted by the current economic climate.

During the three months ended June 30, 2009, we instituted a cost reduction program that included salary reductions of 10% to all supervisory and management personnel, reductions in employees benefit program costs as well as reductions in other operating expenses.

Liquidity and capital resources

During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit.

At June 30, 2009, we had an outstanding balance of $15,600,000 under our line of credit. In March 2009, we entered into a new credit facility with Regions Bank which increased our line of credit from $20 million to $30 million and extended the maturity date from June 2009 to June 2012.  The line of credit facility is at an interest rate of LIBOR plus 1.5% with a floor of 3.0%, is subject to the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets. We believe that we have sufficient working capital to meet our short-term operating needs.

At June 30, 2009, we had liquid assets of approximately $817,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of June 30, 2009 and 2008 was $15,600,000 and $12,176,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of June 30, 2009 and 2008, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2009		2008

Line of Credit	15,600,000	3.00%	12,176,000	3.70%

Inflation had no material impact on our revenues or the results of operations for the period ended June 30, 2009.

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

Part II - OTHER INFORMATION

Item 6.                     EXHIBITS

Exhibit No.	Description
10A	Amendment to the employment agreement with Harry Wachtel dated May 11, 2009.*

10B	Amendment to the employment agreement with William Wunderlich dated May 11, 2009.*

10C	Amendment to the employment agreement with Michael Williams dated May 11, 2009.*

31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto

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

Date:          August 12, 2009