Form 10-Q
period 2009-09-30
AUTOINFO INC
filed 2009-11-16
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:     SEPTEMBER 30, 2009

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

YES ☐               NO ☒

The number of shares outstanding of the Registrant’s common stock as of November 13, 2009:   32,996,060 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

Part I.	Financial Information:

Item 1.	Consolidated Financial Statements:	Page

	Balance Sheets
	September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Statements of Income (unaudited)
	Three and Nine months ended September 30, 2009 and 2008	4

	Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2009 and 2008	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

Part II.	Other Information

Item 6.	Exhibits	16

Signatures		17

Index

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$409,000	$390,000
Accounts receivable, net of allowance for doubtful accounts of $371,000 and $370,000 as of September 30, 2009 and December 31, 2008, respectively	35,533,000	29,863,000
Deferred income taxes (Note 2)	687,000	1,100,000
Prepaid expenses	798,000	560,000
Current portion of advances and other assets	2,351,000	1,260,000

Total current assets	39,778,000	33,173,000

Fixed assets, net of accumulated depreciation	559,000	590,000

Deferred income taxes (Note 2)	525,000	680,000

Advances and other assets, net of current portion	10,502,000	8,333,000

	$51,364,000	$42,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,857,000	$12,303,000

Loan payable	16,124,000	14,164,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding -32,946,000 shares as of September 30, 2009 and December 31, 2008	33,000	33,000
Additional paid-in capital	20,012,000	19,904,000
Deficit	(2,662,000)	(3,628,000)
Total stockholders’ equity	17,383,000	16,309,000

	$51,364,000	$42,776,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross revenues
Transportation services	$127,634,000	$134,540,000	$48,847,000	$52,744,000
Agent support services	1,003,000	-	362,000	-
Total revenues	128,637,000	134,540,000	49,209,000	52,744,000

Cost of transportation	102,809,000	111,805,000	39,863,000	44,291,000

Gross profit	25,828,000	22,735,000	9,346,000	8,453,000

Commissions	18,414,000	14,660,000	6,806,000	5,548,000
Operating expenses	5,453,000	4,971,000	1,796,000	1,829,000
	23,867,000	19,631,000	8,602,000	7,377,000

Income from operations	1,961,000	3,104,000	744,000	1,076,000
Interest expense	330,000	353,000	131,000	142,000

Income before income taxes	1,631,000	2,751,000	613,000	934,000
Income taxes (Note 2)	665,000	1,105,000	255,000	374,000

Net income	$966,000	$1,646,000	$358,000	$560,000

Net income per share:
Basic	$.03	$.05	$.01	$.02
Diluted	$.03	$.05	$.01	$.02

Weighted average number of common shares:
Basic	32,946,000	32,717,000	32,946,000	32,901,000
Diluted	34,239,000	34,740,000	34,352,000	34,406,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$966,000	$1,646,000
Adjustments to reconcile net income to net cash used in operating activities:
Change in allowance for doubtful accounts	1,000	92,000
Depreciation and amortization	162,000	117,000
Stock-based compensation expense	104,000	187,000
Deferred income taxes	568,000	944,000
Changes in operating assets and liabilities:
Accounts receivable	(5,671,000)	(12,278,000)
Advances and other assets	(3,497,000)	(3,373,000)
Accounts payable and accrued liabilities	5,558,000	7,012,000

Net cash used in operating activities	(1,809,000)	(5,653,000)

Cash flows from investing activities:
Capital expenditures	(132,000)	(266,000)
Net cash used in investing activities	(132,000)	(266,000)

Cash flows from financing activities:
Exercise of stock options	-	54,000
Increase in loan payable, net	1,960,000	7,853,000
Net cash provided by financing activities	1,960,000	7,907,000

Net change in cash and cash equivalents	19,000	1,988,000
Cash and cash equivalents, beginning of period	390,000	270,000

Cash and cash equivalents, end of period	$409,000	$2,258,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Note 1. - Business and Summary of Significant Accounting Policies

Business

Through June 30, 2009, AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc., Inc. and Eleets Logistics, Inc. (collectively, the Company),  operated in one business segment. During the third quarter of 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services  segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, gross profit and net income of approximately $180.2 million, $30.7 million and $2.2 million, respectively.

Index

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Revenue Recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers.  Gross profits are gross revenues less the direct costs of transportation. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized.  At that time, the Company’s obligations are completed and collection of receivables is reasonably assured. Gross revenues from agent support services consist primarily of interest on interest bearing loans.

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

Index

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

Fixed Assets

Fixed assets as of September 30, 2009 and December 31, 2008, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,406,000 and 1,505,000, and 1,293,000 and 2,023,000, respectively, for the three and nine month periods ended September 30, 2009 and 2008, respectively

Income Taxes

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

Note 2- Income Taxes

For the three and nine month periods ended September 30, 2009 and 2008, respectively, the provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2009		2008
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$255,000	$-	$374,000	$-
Tax expense (benefit) of operating loss carryforwards	(219,000)	219,000	(320,000)	320,000

Income tax expense	$36,000	$219,000	$54,000	$320,000

Index

	Nine Months Ended September 30,
	2009		2008
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$665,000	$-	$1,105,000	$-
Tax expense (benefit) of operating loss carryforwards	(568,000)	568,000	(944,000)	944,000

Income tax expense	$97,000	$568,000	$161,000	$944,000

The deferred tax asset of $1,212,000 and $1,780,000 at September 30, 2009 and December 31, 2008, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2008, the Company has net operating loss carryforwards of approximately $5.2 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforwards before its expiration in 2014.

Note 3 – Segment Reporting

Through June 30, 2009, the Company operated in one business segment. During the third quarter of 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.   The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Our gross profits, expenses, and total assets by segment are summarized below:

	Transportation Services	Agent Support Services	Total

2009
Three months ended September 30
Gross profit	$8,984,000	$362,000	$9,346,000
Expenses	8,541,000	61,000	8,602,000

Nine months ended September 30
Gross profit	24,825,000	1,003,000	25,828,000
Expenses	23,684,000	183,000	23,867,000
Assets	42,844,000	8,520,000	51,364,000

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight.  We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs.  Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads. Through this network of agents and capacity providers, Sunteck operates a non-asset based transportation services business with revenue, gross profit and net income of approximately $180.2 million, $30.7 million and $2.2 million, respectively, during our most recently completed fiscal year.

During the third quarter of 2009, we determined that we operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.   The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that we may receive related to a loan or advance extended to an agent.

Accordingly gross revenues during the nine months ended September 30, 2009 were approximately $127.7 million and $1.0 million from transportation services and agent support services, respectively. Gross profits during the nine months ended were approximately $24.8 million and $1.0 million from transportation services and agent support services, respectively.

Index

In our transportation services segment, during previous interim as well as annual reporting periods, the increases in our gross revenues and gross profits were measured to a significant degree by the increase in the number of transactions processed.  However, during the nine month period ended September 30, 2009, gross revenues decreased by 5% while gross profit increased by 10% over the same prior year period.  At the same time, the number of transactions increased by 38%, from 93,000 to 128,500 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our gross profit and per load margins.

During the first nine months of 2009, we incurred increased commission rates with a significant agent. Our agreement with this agent includes revenues generated from interest on loans, profit participation and realization on the option to acquire equity each of which will be recorded as revenues from our agent support services segment.  The benchmarks which would have results in profit participation were not met during the nine months ended September 30, 2009.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services, our agent support services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Economic Downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which we operate.  This downturn, referred to by many economic experts as a world-wide recession, has continued into 2009.  This has resulted in a decrease in gross revenues for the three and nine month periods ended September 30, 2009 compared to the same prior year periods of approximately 8% and 5%, respectively.

Results of operations

For the three and nine months ended September 30, 2009 and 2008

During the quarter ended September 30, 2009, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services, the opening of regional operations centers in key geographical markets, and the addition of independent sales agents providing brokerage and contract carrier services.  Our gross profits in our transportation services segment (gross revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell service that are provided by third parties and are considered to be the primary measurement of growth.  Therefore, the discussion of the results of operations for this segment focuses on the changes in our gross profits. The increases in gross profits and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data for our transportation services segment as a percentage of gross profits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross profit	100.0%	100.0%	100.0%	100.0%

Commissions	75.8%	65.6%	74.1%	64.5%
Operating expenses	18.6%	21.7%	21.2%	21.9%
Interest expense	1.5%	1.7%	1.3%	1.5%
Income taxes	1.7%	4.4%	1.3%	4.9%

Net income	2.4%	6.6%	2.1%	7.2%

Index

Revenues

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $48,847,000 for the three months ended September 30, 2009, as compared with $52,744,000 in the same prior year period, a decrease of approximately 7%. Gross profits were $8,984,000 for the three months ended September 30, 2009, as compared with $8,453,000 in the same prior year period, an increase of approximately 6%.  At the same time, the number of transactions increased by 62%, from 34,000 to 55,000 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our gross profit and per load margins.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $127,634,000 for the nine months ended September 30, 2009, as compared with $134,540,000 in the same prior year period, a decrease of approximately 5%.  Gross profits were $24,825,000 for the nine months ended September 30, 2009, as compared with $22,735,000 in the same prior year period, an increase of approximately 9%.  At the same time, the number of transactions increased by 38%, from 93,000 to 128,500 as compared to the same prior year period.  This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our gross profits and per load margins.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $362,000 and $1,003,000 for the three and nine months ended September 30, 2009.

Costs and expenses

Commissions

Commissions totaled $6,806,000 for the three months ended September 30, 2009, as compared with $5,548,000 in the same prior year period, an increase of 23%.  This increase is the result of the increase in gross profits as well as the increased commission rates with a significant agent which was in a start up period in 2008.  As a percentage of gross profits from transportation services, commissions were 76% and 66% for the three months ended September 30, 2009 and 2008, respectively. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes revenues generated from interest on loans, profit participation and realization on the option to acquire equity each of which will be recorded as revenues from our agent support services segment.  The benchmarks which would have resulted in profit participation were not met during the three months ended September 30, 2009.

Index

Commissions totaled $18,414,000 for the nine months ended September 30, 2009, as compared with $14,660,000 in the same prior year period, an increase of 26%.  This increase is the result of the increase in gross profits as well as the increased commission rates with a significant agent which was in a start up period in 2008.  As a percentage of gross profits from transportation services, commissions were 74% and 65% for the nine months ended September 30, 2009 and 2008, respectively. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes revenues generated from interest on loans, profit participation and realization on the option to acquire equity each of which will be recorded as revenues from our agent support services segment.  The benchmarks which would have resulted in profit participation were not met during the nine months ended September 30, 2009.

Operating expenses

Operating expenses totaled $1,796,000 for the three months ended September 30, 2009, as compared with $1,829,000 in the same prior year period, a decrease of 2%.  As a percentage of gross profit, operating expenses were 19% for the three months ended September 30, 2009, as compared with 22% in the same prior year period. The decrease is the direct result of cost cutting measures implemented during the period. We presently have adequate facilities and management to handle the present and future anticipated transaction volume without a significant increase in overhead.

Operating expenses totaled $5,453,000 for the nine months ended September 30, 2009, as compared with $4,971,000 in the same prior year period, an increase of 10%.  As a percentage of gross profit, operating expenses were 21% for the three months ended September 30, 2009, as compared with 22% in the same prior year period. The decrease is the direct result of cost cutting measures implemented during the period. We presently have adequate facilities and management to handle the present and future anticipated transaction volume without a significant increase in overhead.

Interest expense

Interest expense was $131,000 for the three months ended September 30, 2009, as compared with $142,000 in the same prior year period.  This decrease is primarily due to lower interest rates under our line of credit.

Interest expense was $330,000 for the nine months ended September 30, 2009, as compared with $353,000 in the same prior year period.  This decrease is primarily due to lower interest rates under our line of credit.

Income taxes

Income tax expense for the three months ended September 30, 2009 of $255,000 consisted of the utilization of the deferred tax benefit of $219,000 and state income taxes of $36,000 compared to $374,000 for the three months ended September 30, 2008 which consisted of the utilization of the deferred tax benefit of $320,000 and state income taxes of $54,000.  The decrease in income taxes is directly related to lower pre-tax income.

Income tax expense for the nine months ended September 30, 2009 of $665,000 consisted of the utilization of the deferred tax benefit of $568,000 and state income taxes of $97,000 compared to $1,105,000 for the three months ended September 30, 2008 which consisted of the utilization of the deferred tax benefit of $944,000 and state income taxes of $161,000.  The decrease in income taxes is directly related to lower pre-tax income.

Index

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

For the nine months ended September 30, 2009, our gross revenues decreased to $127.7 million from $134.5 million in the same prior year period.  As of September 30, 2009, we had an accumulated deficit of $2.7 million.  Factors that could adversely affect our operating results include:

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

At September 30, 2009, we had an outstanding balance of $16,124,000 under our line of credit. In March 2009, we entered into a new credit facility with Regions Bank which increased our line of credit from $20 million to $30 million and extended the maturity date from June 2009 to June 2012.  The line of credit facility is at an interest rate of LIBOR plus 1.5% with a floor of 3.0%, is subject to the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets. We believe that we have sufficient working capital to meet our short-term operating needs.

At September 30, 2009, we had liquid assets of approximately $409,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of September 30, 2009 and 2008 was $16,124,000 and $16,643,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of September 30, 2009 and 2008, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2009		2008

Line of Credit	16,124,000	3.00%	16,643,000	5.18%

Index

Inflation had no material impact on our revenues or the results of operations for the period ended September 30, 2009.

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

Revenue Recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers.  Gross profits are gross revenues less the direct costs of transportation. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized.  At that time, the Company’s obligations are completed and collection of receivables is reasonably assured. Gross revenues from agent support services consist primarily of interest on interest bearing loans.

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

Index

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

Index

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

Date:           November 13, 2009