Form 10-K
period 2009-12-31
AUTOINFO INC
filed 2010-03-31
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number:  001-11497

AUTOINFO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-2867481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6413 Congress Ave – Suite 260
Boca Raton, Florida 33487
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:     561 - 988 - 9456

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
Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 30, 2009 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $0.40 per share) approximately $3,569,000.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 29, 2010 was 33,496,060 shares.

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc., AutoInfo, Inc., a Delaware corporation (collectively, “we,” “us,” “our” or “AutoInfo”), is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick-up and delivery, air freight and ocean freight.  We have strategic alliances with less than truckload, truckload, air, rail and ocean common carriers to service our customers’ needs.  Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

Through 2008, we operated in one business segment.  During 2009, we determined that we operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that we may receive related to a loan or advance extended to an agent.

As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During our most recently completed fiscal year, we generated revenue, gross profit and net income of approximately $183.9 million, $37.2 million and $1.4 million, respectively.

Strategy

Our strategy is to continue to expand through affiliations with independent sales agents and through internal expansion.  We have expanded our sales agent network to include representatives throughout the United States and Canada. In addition, we have experienced internal expansion as many of our existing agents have expanded their customer base and increased the number of transactions they generate.  We intend to seek, on a selective basis, acquisition of businesses that have services which complement and expand our existing services, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify and affiliate with these agents on mutually acceptable terms.

Company background

AutoInfo was organized under the laws of the State of New York in 1976 and reincorporated under the laws of Delaware in 1987.   In December 2000, we acquired Sunteck in a merger transaction.

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

The present market for freight moved by truck is estimated to exceed $200 billion per year.  This is a highly fragmented industry comprised of common carriers, contract carriers, freight forwarders and freight brokers.

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

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that we may receive related to a loan or an advance extended to an agent.

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

Suppliers

We use the services of various third party transportation companies. During 2009, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer.  We service customers ranging from Fortune 100 companies to small businesses in a variety of industries.  During 2009, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

We have achieved revenue growth through the addition of independent sales agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of the logistics and supply chain services we provide.

Each of our operations office markets our full range of supply chain services to existing customers and pursues new customers within its local markets. We build new customer relationships by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and our sales agents’ individual knowledge and experience.

Our growth model is focused on adding sales agents in strategic markets as well as, through our agent support services, providing capital, training and support for expansion and growth.  As our agent network is further established and expanded, we believe that significant other opportunities will emerge.  Larger sales agents offices often have their own equipment (truck space), which presents the opportunity to maximize available freight and load capacity thereby increasing gross margins above current levels.  In addition, sales representatives will be added to regional operating office sales agent locations to increase market penetration.  Since representatives work on a commission basis, this expansion essentially comes with no additional overhead outlay.

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

We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier.  In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements.  We are also licensed by the DOT as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $750,000 of general liability insurance. Accordingly, we maintain $1,000,000 of general liability insurance and $500,000 of cargo insurance.

If we fail to comply with, or lose, any required licenses, governmental regulators could assess penalties or issue a cease and desist order against our operations that are not in compliance.

Risk and liability

In our brokerage services, we do not take possession of the freight and therefore do not assume legal liability for loss or damage to freight and are not liable for the carrier's negligence or failure to perform.  We do assist our customers in the processing and collection of any claim.  The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers. In addition, we maintain $500,000 of contingent cargo liability insurance.

In our contract carrier services business, we are liable for loss or damage to our customers’ freight.  We maintain cargo liability insurance coverage with a policy limit of $500,000 per occurrence. We have not incurred any material losses to date. Any such losses in excess of insurance limits would be accounted for as incurred for financial reporting purposes.

Employees

As of March 17, 2010 we had 62 full-time employees.  None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

A substantial portion of our business is originated by our network of independent sales agents.  Most of these sales agents work with us on an exclusive basis pursuant to contracts with terms ranging from one to five years. However, certain agent contracts are terminable upon thirty days notice by either party. These contracts typically contain non-compete and non-solicitation provisions. Notwithstanding these provisions, we may not be able to restrict the ability of a former agent from competing with us following termination.  As a result, if sales representatives terminate their affiliation with us, our revenue and results of operations could be adversely affected.

If we are unable to expand the number of our sales agents, or if a significant number of our existing sales agents leave us, our ability to increase our revenue could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to attract additional sales agents. Competition for qualified brokerage agents can be intense, and we may be unable to attract such persons. Any difficulties we experience in expanding sales agents could have a negative impact on our ability to expand our customer base, increase our revenue, and continue our growth.

In addition, we must retain our current sales agents and properly incentivize them to obtain new customers and maintain existing customer relationships. If a significant number of our sales agents leave us, our revenue could be negatively impacted. A significant increase in the turnover rate among our current sales agents could also increase our recruiting costs and decrease our operating efficiency.

As part of our business, we periodically extend uncollateralized loans and advances to our independent sales agents and have collection risk associated therewith.

As part of our agent support services, we periodically extend loans and/or advances, often uncollateralized, to our independent sales agents to support and encourage the expansion of their businesses.  Recovery of these loans and advances depends to a large extent on the borrowers’ ability to generate revenue, which essentially is commissions on sales that they generate.  If the agent is not successful in generating sales, or if the agent or we should decide to disaffiliate from each other, our ability to recover these loan amounts may be impaired.

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

Our third-party carriers must meet our needs and expectations, and those of our customers, and their inability to do so could adversely affect our results of operations.

Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions.  We do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight.  We rely on third parties to provide less-than-truckload, truckload and, intermodal brokerage and domestic air services and to report certain information to us, including information relating to delivery status and freight claims.  This reliance could cause delays in providing our customers with timely delivery of freight, important service data, and in the financial reporting of certain events, including recognizing revenue and recording claims.  If we are unable to secure sufficient transportation services to meet our customer commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.

If we are unable to maintain the level of service we currently provide to our customers, our reputation may be damaged, resulting in a loss of business.

We compete with other transportation providers based on reliability, delivery time, security, visibility, and personalized service. Our reputation is based on the level of customer service that we currently provide. If this level of service deteriorates, or if we are prevented from delivering on our services in a timely, reliable, safe and secure manner, our reputation and business may suffer.

Our reliance on independent owner operators to provide transportation services to our customers could limit our expansion.

Our transportation services are conducted in part by independent owner operators, who are generally responsible for paying for their, own equipment, fuel, and other operating costs. Our independent owner operators are responsible for providing the tractors and trailers they use related to our business. Certain factors, such as increases in fuel costs, insurance costs, and the cost of new and used tractors, or reduced financing sources available to independent owner operators for the purchase of equipment, could create a difficult operating environment for independent owner operators.  Turnover and bankruptcy among independent owner operators in the over-the-road freight sector, often limits the pool of qualified independent owner operators and increases the competition among carriers for their services.  If we are required to increase the amounts paid to independent owner operators in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates.  Additionally, our agreements with our independent owner operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent owner operators to replace those who have left our pool.  If we are unable to retain our existing independent owner operators or recruit new independent owner operators, our results of operations and ability to expand could be adversely affected.

A decrease in levels of capacity in the over-the-road freight sector could have an adverse impact on our business.

Recently, the over-the-road freight sector has experienced levels of excess capacity.  The current operating environment in the over-the-road freight sector resulting from an economic recession, fluctuating fuel costs, and other economic factors is beginning to cause a reduction in capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.

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

One or more significant claims, our failure to adequately reserve for such claims, or the cost of maintaining our insurance for such claims, could have an adverse effect on our results of operations.

We use the services of thousands of transportation companies and their drivers in connection with our transportation operations.  From time to time, these drivers are involved in accidents and goods carried by these drivers are lost or damaged, and the carriers may not have adequate insurance coverage.  Such accidents usually result in equipment damage and, unfortunately, can also result in injuries or death.  Although these drivers are not our employees and all of these drivers are independent contractors or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them.  Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all.  A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, or workers compensation claims, or unfavorable resolutions of any such claims, could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations.

A significant or prolonged economic downturn, particularly the current downturn in the over-the-road freight sector, or a substantial downturn in our customers’ business, could adversely affect our revenue and results of operations.

The over-the-road freight sector has historically experienced cyclical fluctuations in financial results due to, among other things, economic recession, downturns in business cycles, increasing costs and taxes. Fluctuations in energy prices, price increases by carriers, changes in regulatory standards, license and registration fees, interest rate fluctuations, and other economic factors beyond our control.  All of these factors could increase the operating costs of a vehicle and impact capacity levels in the over-the-road freight sector. Carriers may charge higher prices to cover higher operating expenses, and our operating income may decrease if we are unable to pass through to our customers the full amount of higher purchased transportation costs. Additionally, economic conditions may adversely affect our customers, their need for our services, or their ability to pay for our services.

The cost of compliance with, liability for violations of, or modifications to existing or future governmental regulations could adversely affect our business and results of operations.

Our operations are subject to certain federal, state, and local regulatory requirements. These regulations and requirements are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. The DOT, and its agencies, such as the Federal Motor Carrier Safety Administration, and various state and local agencies exercise broad powers over our business, generally governing such activities as engaging in motor carrier operations, freight forwarding, and freight brokerage operations, as well as regulating safely. As a motor carrier authorized by the DOT, we must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, driver qualification, and hours-of service.  There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment, product handling requirements, and hazardous material requirements. In addition, we must comply with certain safety, insurance, and bonding requirements promulgated by the DOT and various stale agencies. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities.  The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.

If our independent contractors are deemed by regulators to be employees, our business and results of operations could be adversely affected.

Tax and other regulatory authorities have in the past sought to assert that independent contractors in the trucking industry are employees rather than independent contractors. There can be no assurance that these authorities will not successfully assert this position or that tax laws and other laws that currently consider these persons independent contractors will not change. If our independent contractors are determined to be our employees, we would incur additional exposure under federal and state law, workers compensation, unemployment benefits, labor, employment, and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings. Our business model relies on the fact that our independent contractors are independent contractors and not deemed to be our employees, and exposure to any of the above factors could have an adverse effect on our business and results of operations.

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

As of March 17, 2010, our president, Harry Wachtel, beneficially owned approximately 18.7% of the issued and outstanding shares of our common stock. Further, James T. Martin, Kinderhook Partners, LP and Investors Management Corporation, three significant stockholders, owned approximately 18.7%, 18.0% and 13.5%, respectively, of the issued and outstanding shares of our common stock. As a result, any one or a combination of Mr. Wachtel, Mr. Martin, Kinderhook Partners, LP or Investors Management Corporation could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger.  In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 16, 2010, our closing stock price has ranged from $0.53 to $0.25. On March 16, 2010, our closing stock price was $0.34.

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

We have granted options covering approximately 11.1 million shares of our common stock.  As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida.  This lease runs through April 2010 and provides for aggregate rent payments of $71,000 for the twelve months ending April 2010.  We lease approximately 1,433 square feet of space for our sales and dispatch group at 6401 Congress Avenue, Boca Raton, Florida.  This lease runs through November 2011 and provides for annual aggregate rent payments of $18,000.  We have reached  a tentative agreement with our landlord to extend these leases through August 2015 on terms comparable to our current leases. We lease approximately 3,000 square feet of space for our legal and compliance group at 11437 Central Parkway, Jacksonville, Florida.  This lease runs through November 2010 and provides for aggregate annual rent payments of $36,000.  We intend to renew this lease on terms comparable to our existing lease.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.	[Removed and Reserved]

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
Year Ended December 31, 2009	High	Low

First quarter	$0.40	$0.25
Second quarter	0.53	0.35
Third quarter	0.45	0.35
Fourth quarter	0.42	0.33

Year Ended December 31, 2008	High	Low

First quarter	$0.80	$0.70
Second quarter	0.80	0.60
Third quarter	0.70	0.40
Fourth quarter	0.50	0.21

As of March 16, 2010, the closing bid price per share for our common stock, as reported on the OTCBB was $0.34. As of March 16, 2010 we had approximately 1,000 beneficial stockholders.

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

The following is a summary of our selected consolidated financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  The financial data has been derived from our audited consolidated financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000’s omitted, except for per share data	Year ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:

Gross revenues	$183,899	$180,211	$110,332	$84,111	$68,040

Gross profit (1)	37,178	31,698	21,309	17,743	13,554

Net income	$1,418	$2,224	$1,604	$3,628	$3,608

Net income per share (2)
Basic	$.04	$.07	$.05	$.11	$.11
Diluted	$.04	$.07	$.05	$.10	$.11

(1)	Gross profit is determined by deducting cost of transportation from total revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	The common stock equivalents for the year ended December 31, 2009, 2008, 2007, 2006 and 2005 were 1,266,000, 1,727,000, 3,113,000, 4,090,000 and 2,400,000, respectively.

000’s omitted	As at December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:

Cash and cash equivalents	$67	$390	$270	$146	$419
Accounts receivable, net	36,068	29,863	24,224	16,967	12,735
Total assets	54,205	42,776	33,190	23,822	16,646
Total liabilities	36,281	26,467	19,374	11,826	8,515
Deficit	(2,210)	(3,628)	(5,852)	(7,456)	(11,084)
Stockholders’ equity	17,924	16,309	13,816	11,996	8,131

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements.  These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 7 of this report.

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

During 2009, we determined that we operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that we may receive related to a loan or advance extended to an agent.

Gross revenues during our most recently completed fiscal year were approximately $182.4 million and $1.5 million from transportation services and agent support services, respectively. Gross profits were approximately $35.7 million and $1.5 million from transportation services and agent support services, respectively.

In our transportation services segment, gross revenues increased by 1% while gross profit increased by 13% over the same prior year period. This is the result of several factors including, the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges, the increase in less than truckload versus truckload freight, a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our gross profit and per load margins.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services, our agent support services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

In 2009, we modified our contractual arrangements with one of our significant independent agents which adversely impacted our commission rates. The new arrangement provides for the agent’s retention of all of the gross profit earned on the transactions it generates.  Under the prior arrangement, the agent retained 70% of the gross profit. Under the new arrangement, in lieu of a portion of the gross profit, the agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of the agent’s pre-tax income, as defined. In addition, the agent has granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the agent’s business.

During 2009, we received interest payments of $1,255,000 on loans and advances to this agent but no incremental amounts were earned since the agent did not generate any pre-tax income in 2009.  We believe this was the result of the general economic downturn that our industry experienced beginning in the fourth quarter of 2008, which is discussed below. Future fee revenue is dependent upon several factors including economic recovery and the agent’s continued revenue growth and ability to control its costs.

Economic downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which we operate.  This downturn, referred to by many economic experts as a world-wide recession, continued into 2009.  This resulted in a decrease in gross revenues for the nine months ended September 30, 2009 compared to the same prior year periods of approximately 5%.  Gross revenues from transportation services increased during the fourth quarter of 2009 to $54.8 million as compared to $ 45.7 in the fourth quarter of 2008, which was severely impacted by the economic downturn.  While this fourth quarter trend is a positive sign, there are no assurances that it is indicative of future results.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2009 vs 2008

During the year ended December 31, 2009, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services and the addition of independent sales agents providing brokerage and contract carrier services.  Our gross profits (gross transportation services revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth.  Therefore, the discussion of the results of operations for this segment focuses on the changes in our gross profit. The increases in gross profit and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data for our transportation services segment as a percentage of gross profit:

	Year Ended December 31,
	2009	2008

Gross profit	100.0%	100.0%

Commissions	75.1%	64.3%
Operating expenses	20.6%	22.5%
Interest expense	1.3%	1.6%
Income taxes	1.2%	4.6%

Net income	1.8%	7.0%

Revenues

During 2009, we determined that we operated in two business segments, non-asset based transportation services and agent support services.

Non-asset based transportation services

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $182,444,000 for the year ended December 31, 2009, as compared with $180,211,000 in the same prior year period, a increase of approximately 1%.  Gross profits were $35,723,000 for the year ended December 31, 2009, as compared with $31,698,000 in the prior year period, an increase of approximately 18%.  This is the result of several factors including:  (a) the decrease in average revenue dollars per transaction due to the reduction of fuel prices resulting in lower fuel surcharges; (b) the increase in less than truckload versus truckload freight; and (c) a trend by customers toward regional and local distribution points reducing mileage and the reduction in per mile costs based upon the availability of carrier capacity.  These factors resulted in a lower cost of transportation and had a corresponding positive impact on our gross profits and per load margins.

Agent support services

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $1,455,000 for the year ended December 31, 2009. Included in these gross revenues is interest of $1,255,000 on loans and advances to one of our significant independent agents. In 2009, we modified our contractual arrangements with one of our significant independent agents. The new arrangement provides for the agent’s retention of all of the gross profit earned on the transactions it generates.  Under the prior arrangement, the agent retained 70% of the gross profit. Under the new arrangement, in lieu of a portion of the gross profit, the agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of its pre-tax income, as defined.

Costs and expenses

Commissions totaled $26,816,000 for the year ended December 31, 2009, as compared with $20,373,000 in the prior year, an increase of 31.6%. This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, described above, which was in a start-up period in 2008. As a percentage of gross profit from transportation services, commissions were 75.1% for the year ended December 31, 2009 as compared with 64.3% in the prior year. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes revenues generated from interest on loans, profit participation and realization on our option to acquire equity each of which is recorded as revenues from our agent support services segment.  The benchmarks which would have resulted in profit participation were not met during the 2009.

Operating expenses totaled $7,534,000 for the year ended December 31, 2009, as compared with $7,130,000 in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. As a percentage of gross profit, operating expenses were 20.2% for the year ended December 31, 2009 as compared with 22.5% in the prior year.  We presently have adequate facilities and management to handle our present and anticipated transaction volume in 2010 without a significant increase in overhead.

Interest expense was $478,000 for the year ended December 31, 2009 as compared with $500,000 in the prior year.  This decrease is primarily due to lower interest rates under our line of credit offset by increased capital requirements related to our business expansion.

Income tax

Income tax expense was $932,000 for the year ended December 31, 2009 as compared with $1,471,000 in the prior year.  The 2009 income tax expense reflects an effective federal and state tax rate of 39.6% and is comprised of a deferred tax expense of $795,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $137,000. The 2008 income tax expense reflects an effective federal and state tax rate of 39.8% and is comprised of a deferred tax expense of $1,257,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $214,000.

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

For the year ended December 31, 2009, we increased gross revenues from $180.2 million to $183.9 million.  As of December 31, 2009, we had an accumulated deficit of $2.2 million compared to $3.6 million at December 31, 2008.  Factors that could adversely affect our operating results include:

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

Advances and other assets

An integral component of our growth strategy is, and has been, the expansion of our independent sales agent network. During the past two years, we have expanded this strategy to include independent sales agents with the experience and opportunity to build the infrastructure required to generate opportunities for significant increases in revenues.  As our year-over-year results reflect, this initiative has been successful.  In identifying these opportunities, we analyze a prospective sales agent’s customer relationships, financial stability, industry experience and past performance.  Based upon the results of such analysis we determine our level of interest in affiliating with the target sales agent and evaluate such sales agent’s capital needs to support its integration into our business and to maximize the agent’s potential revenue growth, and thus revenue contribution.

Our agent expansion and recruiting program includes several components which are tailored to the specific needs of individual agent groups.  Each of these situations has differing characteristics and are addressed and evaluated on a case-by-case basis.  The options we consider to support a new sales agent’s business expansion include signing bonuses, short-term advances, non-interest bearing loans, long-term advances and interest bearing loans.

Loans have been utilized in a limited number of sales agent opportunities and the loan proceeds are restricted in use. Such funds can be used by independent sales agents only to invest in operating facilities, equipment and personnel, which typically includes both sales and operating staff.  These are viewed by us as contributing to future revenue enhancement that we will benefit from.

Liquidity and capital resources

During the past two years, our sources for cash have been cash flow generated from operations and available borrowings under our lines of credit.

In February 2009, we entered into a $30.0 million line of credit with Regions Bank, secured by substantially all of our assets.  The line of credit, which had a balance outstanding of $18,650,000 as of December 31, 2009, replaced the then existing $20.0 million line of credit with Wachovia Bank, is due to expire in March 2012, accrues interest at a rate of LIBOR plus 1 1/2% with a minimum of 3%, and is subject to the maintenance of certain financial covenants. As of December 31, 2009, we were in violation of the debt to earnings ratio covenant and as of March 15, 2010, have obtained a waiver of this violation.  The waiver modified the interest rate under the facility to LIBOR plus 2 1/2% with a minimum of 3.5%, which will return to the original interest rate when we regain compliance with the required debt to earnings ratio.

At December 31, 2009, we had liquid assets of approximately $67,000.

The total amount of debt outstanding at December 31, 2009 and 2008 was $18,650,000 and $14,164,000, respectively.  The following table presents our debt instruments and their weighted average interest rates at December 31, 2009 and 2008, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2009		2008

Line of Credit	$18,650,000	3.00%	$14,164,000	1.69%

Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2009.

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

Revenue recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers.  Gross profits are gross revenues less the direct costs of transportation. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized.  At that time, our obligations are completed and collection of receivables is reasonably assured. Gross revenues and profits from agent support services consist primarily of interest on interest bearing loans.

Accounting Standards Codification Topic 605-45 “Revenue Recognition – Principal Agent Considerations” (ASC 605-45), establishes criteria for recognizing revenues on a gross or net basis.  We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and latitude in pricing decisions.  Accordingly, we record all transactions at the gross amount, consistent with the provisions of ASC 605-45.

Income on all loans is recognized on the interest method. Accrual of interest is suspended at the earlier of the time at which collection becomes doubtful or the loan becomes delinquent.  Interest income on impaired loans is recognized either as cash is collected or on a cost-recovery basis as conditions warrant.

Income taxes

The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward.  As of December 31, 2009, we had a net operating loss carryforward of approximately $2.9 million for federal income tax purposes which expire through 2014.  Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions.

Allowance for doubtful accounts

We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105 “Generally Accepted Accounting Principles” (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB and substantially retains existing GAAP.  The ASC does not replace or affect guidance issued by the Securities and Exchange Commission (SEC) or its staff for public entities in the filings with the SEC.   ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All references to authoritative accounting literature in the Company’s financial statements reflect the newly adopted ASC.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”.  ASC 855 establishes guidance for the accounting for and the disclosure of events that occur after the date of the balance sheet but before the issuance of the financial statements.  We adopted the provisions of ASC 855 in 2009 and have evaluated subsequent events through the date of this filing.

In February 2008, the FASB issued an update to ASC Topic 820 “Fair Value Measurements and Disclosures”.  This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we began applying the changes to the fair value measurements which were previously deferred.  The adoption of this update did not have a material impact on our financial statements.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2009:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$91,000	$75,000	$16,000	-	-
Line of Credit	18,650,000	-	$18,650,000	-	-
Total	$18,741,000	$75,000	$18,666,000	-	-

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

(b)	Management's Report on Internal Control over Financial Reporting

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

Management evaluated our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	70	Director
Thomas C. Robertson	64	Director
Harry Wachtel	51	President, chief executive officer and director
Mark Weiss	49	National account executive and director
William Wunderlich	62	Chief financial officer
Michael P. Williams	43	Chief operating officer and general counsel

PETER C. EINSELEN has been a director since January 1999.  Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.  Mr. Einselen’s professional experience and background as an executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

THOMAS C. ROBERTSON has been a director since January 1999.  Mr. Robertson has been senior vice president since 2005 and was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2008 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.  Mr. Robertson’s professional experience and background as a financial executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

HARRY WACHTEL joined us in conjunction with the acquisition of Sunteck and has been a director, and our president and chief executive officer since December 7, 2000.  Since 1997, he has been president of Sunteck.  From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider.  As our President and Chief Executive Officer, Mr. Wachtel is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000.  As a senior executive officer of our company, he provides the Board with management’s perspective and insight to our business.

MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000.  Since 1997, he has been employed by Sunteck as a national account executive.  From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer.  As our national account executive, Mr. Weiss is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000.  As a senior executive officer of our company, he provides the Board with management’s perspective and insight to our business.

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

Our board of directors has determined that the chairman of the audit committee, Mr. Robertson, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under Nasdaq’s listing standards and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2009, except that each of Thomas C. Robertson , Peter C. Einselen and Michael P. Williams did not timely file one Form 4 filing to report the receipt of an option grant.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2009 and 2008 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2009 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	Other (2)	Total ($)
Harry M. Wachtel, President and chief executive officer	2009	$235,000	$208,000	$-	$9,000	$452,000
	2008	$250,000	$287,000	$-	$16,000	$553,000

William I. Wunderlich, Executive vice president and chief financial officer	2009	$164,000	$208,000	$-	$8,000	$380,000
	2008	$175,000	$287,000	$-	$16,000	$478,000

Michael P. Williams, Chief operating officer	2009	$183,000	$29,000	$3,000	$4,000	$219,000
	2008	$185,000	$-	$-	$6,000	$191,000

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation.
(2)	Includes company matching contributions to a qualifying 401(K) plan.

Discussion of Summary Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2009 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2009 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements and Severance Benefits

We have employment agreements with our chief executive officer, Harry M. Wachtel, our chief financial officer, William I. Wunderlich and our chief operating officer, Michael Williams.  We entered into these agreements, effective January 1, 2008, to ensure the performance of their roles for an extended period of time. In addition, we also considered the critical nature of the position and our need to retain them when we committed to these agreements.

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

The employment contract with Mr. William’s provides for participation in all executive benefit plans and for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term.  During the term of the agreement, he will also be entitled to cash bonuses annually which increases by $25,000 per year and ranges from $25,000, in year one, to $125,000, in year five.  The bonuses are paid annually and contingent on AutoInfo meeting certain agreed upon annual earnings target each year.  The term of the employment contract with Mr. Williams is five-years, expiring on December 31, 2011, which, beginning on December 1, 2011, will automatically be extended for an additional one year period on that date and on each anniversary of that date unless thirty days prior written notice of termination is provide by either party.  The agreement also generally provides that if (i) we terminate his employment for cause, due to death or disability, we would be obligated to pay all compensation accrued to him prior to any such date of termination; or (ii) he terminates his employment for good reason on or prior to December 31, 2009, we would be obligated to pay all of his unpaid base compensation through and including December 31, 2009.

In May 2009, as part of our cost reduction efforts, the employment agreements with Messrs. Wachtel, Wunderlich and Williams were modified to reflect a 10% reduction in base salary through December 31, 2009.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1996, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based.  The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2009 is also expected to qualify for deductibility.  We currently intend to structure the performance-based portion of our executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Harry M. Wachtel	500,000	-	$1.173	1/10/2010

William I. Wunderlich	300,000	-	$1.173	1/10/2010

Michael P. Williams	250,000	350,000	$1.12	6/06/2012

Michael P. Williams	-	400,000	$.29	3/16/2015

Compensation of Directors

We do not pay any directors’ fees.  Directors are reimbursed for the costs relating to attending board of directors and committee meetings.  During 2009, Peter C. Einselen and Thomas C. Robertson, our non-employee directors, each were granted options to purchase 100,000 shares of our common stock at $0.32 per share, 115% of the fair market value on the date of grant.

The following table provides compensation information for the year ended December 31, 2009 for each of the independent members of our board of directors.

Director Compensation

Name	Year	Option Awards (1) (2)	Total
Thomas C. Robertson	2009	$ 2,500	$ 2,500

Peter C. Einselen	2009	$ 2,500	$ 2,500

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation.

(2)	During 2009, each of Mr. Robertson and Mr. Einselen was granted one option award on January 6, 2009 exercisable for 100,000 shares of our common stock, respectively.

Equity Compensation Plan Information Year Ended December 31, 2009
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1992, 1997, 1999, 2003 and 2006)	6,140,000	$0.73	744,000

Equity compensation plans not approved by security holders (1)	4,962,000	$0.71	4,531,000

Total	11,102,000	$0.72	5,275,000

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

The following table, together with the accompanying footnotes, sets forth information, as of March 17, 2010, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

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

Name of	Shares of Common Stock		Percentage
Beneficial Owner (1)	Beneficially Owned		Of Ownership

(i) Directors and Executive Officers
Harry Wachtel	6,262,000	(2)	18.7%
Thomas C. Robertson	705,000	(3)	2.1%
Peter C. Einselen	802,000	(4)	2.4%
Mark Weiss	864,000	(6)	2.6%
William I. Wunderlich	1,322,000	(7)	3.9%
Michael P. Williams	386,000	(5)	*

All executive officers and directors as a group (6 persons)	9,081,000	(8)	26.0%

(ii) 5% Stockholders
James T. Martin	6,270,000	(9)	18.7%
Kinderhook Partners, LP	6,038,000	(9)	18.0%
Investors Management Corporation	4,535,000	(9)	13.5%
_____________________________
* Less than one percent.
(1)
Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned.  The address for Mr. Wachtel, Mr. Weiss and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487.  The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda.  The address for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, NJ 07024. The address for Investors Management Corporation is 5151 Glenwood Avenue, Raleigh, NC 27612.

(2)	Includes 1,259,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.
(3)	Includes 500,000 shares issuable upon the exercise of stock options.
(4)	Includes 498,000 shares issuable upon the exercise of stock options
(5)	Includes 383,000 shares issuable upon the exercise of stock options.
(6)
Includes 852,000 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares and 20,000 shares issuable upon the exercise of stock options.

(7)
Includes 407,000 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares.

(8)	Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.
(9)	The information with respect to this stockholder is derived from the stockholders most recent Exchange Act filing with the SEC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

None.

Director Independence

Our board of directors has determined that Thomas Robertson and Peter Einselen (the “Independent Directors”) are independent as that term is defined in the listing standards of the Nasdaq.  As disclosed above, Messrs. Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

In determining director independence, the board of directors considered the option awards to the Independent Directors for the year ended December 31, 2009, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered as directors and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2009 and 2008 are as follows:

	2009	2008
Audit fees	$106,000	$80,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$106,000	$80,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b)	Exhibits:

Exhibit No.	Description

No. 3A	Certificate of Incorporation of the Company, as amended. (6)

No. 3B	Amended and Restated By-Laws of the Company. (3)

No. 4A	Specimen Stock Certificate. (1)

No. 10A	**1992 Stock Option Plan. (2)

No. 10B	**1997 Stock Option Plan. (4)

No. 10C	**1997 Non-Employee Stock Option Plan. (4)

No. 10D	**1999 Stock Option Plan. (5)

No. 10E	**Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated as of January 1, 2007. (10)

No. 10F	**Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2007. (10)

No. 10G	First Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (7)

No. 10H	Second Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (8)

No. 10I	Third Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (10)

No. 10J	**2003 Stock Option Plan. (9)

No. 10K	**2005 Independent Sales Agent Stock Option Plan. (10)

No. 10L	**2006 Stock Option Plan. (10)

No. 10M	**2006 Independent Sales Agent Stock Option Plan. (10)

No. 10N	Fourth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10O	Fifth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10P	Sixth Amendment to Revolving Credit and Security Agreement between Wachovia Bank and AutoInfo, Inc., et al. (11)

No. 10Q	**Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated as of January 1, 2007. (11)

No. 10R	Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. (12)

No. 10S	**Amendment to the Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated May 11, 2009. (13)

No. 10T	**Amendment to the Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated May 11, 2009. (13)

No. 10U	**Amendment to the Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated May 11, 2009. (13)

No. 10V	First Amendment to the Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. dated March 24, 2010.*

No. 14A	Code of Ethics. (7)

No. 21A	Subsidiaries of the Registrant. (7)

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.

(1)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.
(2)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(3)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(4)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.
(5)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
(6)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.
(7)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.
(8)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.
(9)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.
(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.
(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.
(12)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(13)	This Exhibit was filed as an Exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and is incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 29, 2010 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel
Harry M. Wachtel, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
Harry M. Wachtel	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2010

/s/ William I. Wunderlich
William I. Wunderlich	Chief Financial Officer (Principal Accounting Officer)	March 29, 2010

/s/ Mark Weiss
Mark Weiss	Director	March 29, 2010

/s/ Peter C. Einselen
Peter C. Einselen	Director	March 29, 2010

/s/ Thomas C. Robertson
Thomas C. Robertson	Director	March 29, 2010

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AutoInfo, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 29, 2010
Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS (Note 3)
Current assets:
Cash and cash equivalents	$67,000	$390,000
Accounts receivable, net of allowance for doubtful accounts of $420,000 and $370,000 as of December 31, 2009 and 2008, respectively	36,068,000	29,863,000
Deferred income taxes (Note 4)	985,000	1,100,000
Prepaid expenses	1,182,000	560,000
Current portion of advances and other assets (Note 2)	3,183,000	1,260,000

Total current assets	41,485,000	33,173,000

Fixed assets, net of depreciation	523,000	590,000

Deferred income taxes (Note 4)	-	680,000

Advances and other assets, net of current portion (Note 2)	12,197,000	8,333,000

	$54,205,000	$42,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,631,000	$12,303,000

Loan payable (Note 3)	18,650,000	14,164,000

Commitments and contingencies (Note 5)

Stockholders’ equity : (Note 6)
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 33,496,000 and 32,946,000 as of December 31, 2009 and 2008, respectively	34,000	33,000
Additional paid-in capital	20,100,000	19,904,000
Deficit	(2,210,000)	(3,628,000)

Total stockholders’ equity	17,924,000	16,309,000

	$54,205,000	$42,776,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2009	2008

Gross revenues
Transportation services	$182,444,000	$180,211,000
Agent support services	1,455,000
Total revenues	183,899,000	180,211,000

Cost of transportation	146,721,000	148,513,000

Gross profit	37,178,000	31,698,000

Commissions	26,816,000	20,373,000
Operating expenses	7,534,000	7,130,000
	34,350,000	27,503,000

Income from operations	2,828,000	4,195,000

Interest expense	478,000	500,000

Income before income taxes	2,350,000	3,695,000
Income taxes (Note 4)	932,000	1,471,000

Net income	$1,418,000	$2,224,000

Net income per share:
Basic	$.04	$.07
Diluted	$.04	$.07

Weighted average number of common shares:
Basic	32,997,000	32,774,000
Diluted	34,263,000	34,501,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid - In
	Outstanding	Stock	Capital	Deficit

Balance, January 1, 2008	32,586,000	$33,000	$19,635,000	$(5,852,000)

Exercise of stock options	360,000		54,000

Stock-based compensation expense			215,000

Net income				2,224,000

Balance, December 31, 2008	32,946,000	$33,000	$19,904,000	$(3,628,000)

Exercise of stock options	550,000	1,000	70,000

Stock-based compensation expense			126,000

Net income				1,418,000

Balance, December 31, 2009	33,496,000	$34,000	$20,100,000	$(2,210,000)

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,418,000	$2,224,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	50,000	44,000
Depreciation and amortization expenses	251,000	201,000
Stock-based compensation expense	126,000	215,000
Deferred income taxes	795,000	1,256,000

Changes in operating assets and liabilities:
Accounts receivable	(6,255,000)	(5,683,000)
Prepaid expenses	(622,000)	(250,000)
Accounts payable and accrued liabilities	5,328,000	1,719,000

Net cash provided by (used in) operating activities	1,091,000	(274,000)

Cash flows from investing activities:
Advances and other assets	(5,787,000)	(4,721,000)
Capital expenditures	(185,000)	(313,000)

Net cash used in investing activities	(5,972,000)	(5,034,000)

Cash flows from financing activities:
Exercise of stock options	71,000	54,000
Increase in loan payable, net	4,487,000	5,374,000

Net cash provided by financing activities	4,558,000	5,428,000

Net change in cash and cash equivalents	(323,000)	120,000
Cash and cash equivalents, beginning of year	390,000	270,000

Cash and cash equivalents, end of year	$67,000	$390,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

Through 2008, AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc., Inc. and Eleets Logistics, Inc. (collectively, the Company), operated in one business segment. During 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, gross profit and net income of approximately $183.9 million, $37.2 million and $1.4 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the AutoInfo, Inc. and  its wholly-owned subsidiaries, Sunteck Transport Group, Inc., Inc. and Eleets Logistics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers.  Gross profits are gross revenues less the direct costs of transportation. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized.  At that time, the Company’s obligations are completed and collection of receivables is reasonably assured. Gross revenues and profits from agent support services consist primarily of interest on interest bearing loans.

Accounting Standards Codification Topic 605-45 “Revenue Recognition – Principal Agent Considerations” (ASC 605-45), establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions.  Accordingly, the Company records all transactions at the gross amount, consistent with the provisions of ASC 605-45.

Income on all loans is recognized on the interest method. Accrual of interest is suspended at the earlier of the time at which collection becomes doubtful or the loan becomes delinquent.  Interest income on impaired loans is recognized either as cash is collected or on a cost-recovery basis as conditions warrant.

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

Fixed Assets

Fixed assets as of December 31, 2009 and 2008, consisting predominantly of furniture, fixtures, equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provides for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation.  401(K) expense charged to operations in 2009 and 2008 was $49,000 and $91,000, respectively. In May 2009, the plan was modified eliminating matching contributions by the Company.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,266,000 and 1,727,000 for the years ended December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105 “Generally Accepted Accounting Principles” (ASC 105).  ASC 105 establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB and substantially retains existing GAAP.  The ASC does not replace or affect guidance issued by the Securities and Exchange Commission (SEC) or its staff for public entities in the filings with the SEC.   ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  All references to authoritative accounting literature in the Company’s financial statements reflect the newly adopted ASC.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”.  ASC 855 establishes guidance for the accounting for and the disclosure of events that occur after the date of the balance sheet but before the issuance of the financial statements. The Company adopted the provisions of ASC 855 in 2009 and has evaluated subsequent events through the date of this filing.

In February 2008, the FASB issued an update to ASC Topic 820 “Fair Value Measurements and Disclosures”.  This update deferred the effective date of changes to fair value measurements as it relates to non-financial assets and liabilities until fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we began applying the changes to the fair value measurements which were previously deferred.  The adoption of this update did not have a material impact on our financial statements.

Segment Information

Through 2008, the Company operated in one business segment. During 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Note 2 - Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2009	2008

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlying contracts from three to five years	$933,000	$1,448,000

Non-interest bearing advances to independent sales agents repayable at the end of the underlying contracts at various dates through 2014	1,052,000	1,151,000

Loans to independent sales agents bearing interest at prime, prime plus 1%, 8% and 20%, are repayable Through 2014	10,032,000	6,046,000

Due from independent sales agents and employees consisting of non-interest bearing loans, agent chargebacks, and advanced commissions expected to be earned / repaid through 2014	3,363,000	948,000

	15,380,000	9,593,000
Less: current portion	3,183,000	1,260,000

	$12,197,000	$8,333,000

Advances and other assets are expected to be earned / repaid as follows:

2010	$3,183,000
2011	767,000
2012	9,592,000
2013	204,000
2014	1,634,000
$15,380,000

Note 3 - Debt

Loan Payable

At December 31, 2008, the Company had a balance outstanding of $14,164,000 under our $20.0 million line of credit with Wachovia Bank. The line of credit was subject to the maintenance of certain financial covenants, was secured by accounts receivable and other operating assets, and matured in June 2010. The line of credit provided for interest at the LIBOR plus 1 1/4%.

In February 2009, the Company entered into a $30.0 million line of credit with Regions Bank, secured by substantially all assets of the Company. At December 31, 2009, we had a balance outstanding of $18,650,000 pursuant to this line of credit. The line of credit replaced the $20.0 million line of credit with Wachovia Bank, expires in March 2012, provides for interest at the LIBOR plus 1 1/2% with a minimum of 3%, and the maintenance of certain financial covenants. As of December 31, 2009, the company was in violation of the debt to earnings ratio covenant and has obtained a waiver of this violation as of March 15, 2010.  In addition, the waiver modified interest rates to LIBOR plus 2 1/2% with a minimum of 3.5%, returning to original levels should this ratio return to agreed upon levels.

Note 4 - Income Taxes

For the years ended December 31, 2009 and 2008, the provision for income taxes consisted of the following:

	2009		2008
	Current	Deferred	Current	Deferred

Income tax expense before application of operating loss carryforwards	$932,000	$-	$1,471,000	$-
Income tax expense (benefit) of operating loss carryforwards	(795,000)	795,000	(1,257,000)	1,257,000

Income tax expense	$137,000	$795,000	$214,000	$1,257,000

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal Statutory Rate for the years ended December 31, 2009 and 2008:

	2009	2008
Federal Statutory Rate	34.0%	34.0%

State income taxes, net of federal benefit	5.6	5.8
	39.6%	39.8%

Deferred taxes are comprised of the following at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforward	$985,000	$1,780,000

The deferred tax asset represents expected future tax savings resulting from the Company’s net operating loss carryforward. As of December 31, 2009, the Company has a net operating loss carryforward of approximately $2.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Based upon available objective evidence, including the Company’s post-merger history of profitability, management believes it is more likely than not that forecasted taxable income will be sufficient to utilize all of the net operating loss carryforward before its expiration in 2014.

Note 5 - Commitments and Contingencies

Leases

The Company is obligated under non-cancelable operating leases for premises expiring at various dates through November 2011. Future minimum lease payments are $75,000 and $16,000 for the years ending December 31, 2010 and 2011, respectively. Rent expense for the years ended December 31, 2009 and 2008 was $224,000 and $206,000, respectively.

Other Agreements

The Company has employment agreements with Messrs. Wachtel and Wunderlich, its chief executive officer and chief financial officer, respectively, who are also stockholders and Mr. Williams, its chief operating officer.  The agreements with Messrs. Wachtel and Wunderlich expire on December 31, 2011 and provide for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company’s consolidated pre-tax profit (as defined) up to $1,250,000 and 5% of consolidated pre-tax profit in excess of $1,250,000, respectively. Under the terms of the agreements, annual salaries and bonuses shall not exceed $750,000 and $675,000 for Messrs. Wachtel and Wunderlich, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $208,000 and $287,000 for the years ended December 31, 2009 and 2008, respectively. The agreement with Mr. Williams expires on December 31, 2011 and provides for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term and, commencing with the year ended December 31, 2009, a bonus equal to 1% of consolidated pre-tax profit. Accordingly, a bonus of $29,000 was paid for the year ended December 31, 2009. No bonus was paid for the year ended December 31, 2008.

In May 2009, as part of the Company’s cost reduction efforts, the employment agreements with Messrs. Wachtel, Wunderlich and Williams were modified to reflect a 10% reduction in base salary through December 31, 2009.

Litigation

The Company is involved in certain litigation arising in the ordinary course of its business.  In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 6 - Stockholders' Equity

Stock Option Plans

The Company has seven stock option plans; its 1992, 1997, 1999, 2003, 2005 and two 2006 Plans (collectively, the Plans). Pursuant to the Plans, a total of 18,850,000 shares of common stock were made available for grant of stock options.  Under the Plans, options have been granted to key personnel to purchase shares at not less than fair market value on the date of grant. Stock options generally vest ratably over a period of three to five years from the date of grant and must be exercised within ten years from the date of grant.  The Company’s policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. No further grants will be made under the 1992 or 1997 Plans.

Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company.  Out of the total options outstanding of 11,102,000 as of December 31, 2009, 7,639,000 have been granted to independent sales agents.

Option activity for the years ended December 31, 2009 and 2008 was as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2008	12,811,000	$.72	4.1	$-
Forfeited	(3,847,000)	.77
Exercised	(360,000)	.16
Granted	3,000,000	.78

Outstanding, December 31, 2008	11,604,000	$.73	3.2	$-
Forfeited	(1,850,000)	.55
Exercised	(550,000)	.12
Granted	1,898,000	.30

Outstanding December 31, 2009	11,102,000	$.72	4.1	$-
Exercisable, December 31, 2009	5,503,000	$.76	3.2	$-

As of December 31, 2009, there were 5,322,000 shares of common stock available for issuance pursuant to future stock option grants.  Additional information regarding options outstanding as of December 31, 2009 is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price

$.05 - .20	499,000	4.0	$.16	499,000	$.16
.24 - .65	4,177,000	4.2	.41	2,903,000	.48
.72 - .88	3,514,000	5.2	.79	996,000	.81
1.00 – 1.48	2,912,000	2.7	1.17	2,005,000	1.18
$.05 – 1.48	11,102,000	4.1	$.72	5,503,000	$.76

Weighted average grant-date fair value of options granted:

2009	$.30
2008	$.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2009	2008

Risk-free interest rate	2.25%	2.25%
Expected dividend yield	0%	0%
Expected volatility factor	13.60%	10.82%
Expected option term, in years	5.42	5.90

The Company recognized stock-based compensation expense related to stock options of $126,000 and $215,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had $312,000 of unrecognized stock-based compensation expense related to nonvested stock option plans that will be recognized over a period of five years.

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

Note 8 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2009
	Quarter Ended (1)
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$34,993,000	$43,794,000	$48,847,000	$54,810,000
Agent support services	320,000	321,000	362,000	452,000
	$35,313,000	$44,115,000	$49,209,000	$55,262,000

Net income	$216,000	$390,000	$358,000	$454,000

Basic net income per share	$.01	$.01	$.01	$.01
Diluted net income per share	$.01	$.01	$.01	$.01
__________________________
(1)
Gross revenues for the quarters ended March 31 and June 30 have been adjusted to reflect the revenues of both  operating segments. This reallocation did not result in a change in net income, as previously reported.

	Year Ended December 31, 2008
	Quarter Ended
Gross revenues	$36,562,000	$45,234,000	$52,744,000	$45,671,000

Net income	$490,000	$596,000	$560,000	$578,000

Basic net income per share	$.01	$.02	$.02	$.02
Diluted net income per share	$.01	$.02	$.02	$.02

Note 9 - Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Activities

Cash paid for interest in 2009 and 2008 was $478,000 and $500,000, respectively.

The Company paid income taxes of $181,000 and $130,000 for the years ended December 31, 2009 and 2008, respectively.

During 2009, the Company obtained a $30.0 million line of credit from Regions Bank. In connection with this transaction, the Company’s previous line of credit with Wachovia Bank was paid in full.

Note 10 - Segment Reporting

Through 2008, the Company operated in one business segment. During 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Our gross profits, expenses, and total assets by segment as of and for the year ended December 31, 2009 are summarized below:

	Transportation Services	Agent Support Services	Total

Gross revenues	$182,444,000	$1,455,000	$183,899,000
Direct freight	146,721,000	-	146,721,000
Gross profit	35,723,000	1,455,000	37,178,000
Commissions	26,816,000	-	26,816,000
Operating expenses	7,295,000	239,000	7,534,000
Interest expense	478,000	-	478,000
Income taxes	449,000	483,000	932,000
Net income	$685,000	$733,000	$1,418,000

Assets	$39,177,000	$15,380,000	$54,557,000