Form 10-Q
period 2010-03-31
AUTOINFO INC
filed 2010-05-13
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   MARCH 31, 2010

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

YES ☐ NO ☒

The Registrant had 33,496,060 shares of common stock outstanding as of May 11, 2010.

AUTOINFO, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$441,000	$67,000
Accounts receivable, net of allowance for doubtful accounts of $522,000 and $420,000 as of March 31, 2010 and December 31, 2009, respectively	38,476,000	36,068,000
Deferred income taxes (Note 2)	750,000	985,000
Prepaid expenses	1,486,000	1,182,000
Current portion of advances and other assets	2,786,000	3,183,000

Total current assets	43,939,000	41,485,000

Fixed assets, net of accumulated depreciation	515,000	523,000

Advances and other assets, net of current portion	13,008,000	12,197,000

	$57,462,000	$54,205,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$19,134,000	$17,631,000
Loan payable	19,947,000	18,650,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding -32,946,000 shares as of March 31, 2010 and December 31, 2009	34,000	34,000
Additional paid-in capital	20,132,000	20,100,000
Deficit	(1,785,000)	(2,210,000)
Total stockholders’ equity	18,381,000	17,924,000

	$57,462,000	$54,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Gross revenues
Transportation services	$56,430,000	$34,993,000
Agent support services	485,000	320,000
Total revenues	56,915,000	35,313,000

Cost of transportation	46,023,000	27,551,000

Gross profit	10,892,000	7,762,000

Commissions	8,053,000	5,349,000
Operating expenses	1,978,000	1,966,000
	10,031,000	7,315,000

Income from operations	861,000	447,000
Interest expense	161,000	74,000

Income before income taxes	700,000	373,000
Income taxes (Note 2)	275,000	154,000

Net income	$425,000	$219,000

Net income per share
Basic	$.01	$.01
Diluted	$.01	$.01

Weighted average number of common shares
Basic	33,496,000	32,947,000
Diluted	34,361,000	33,705,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$425,000	$219,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	102,000	45,000
Depreciation and amortization	60,000	54,000
Stock-based compensation expense	32,000	37,000
Deferred income taxes	235,000	131,000
Changes in operating assets and liabilities:
Accounts receivable	(2,510,000)	4,456,000
Prepaid expenses	(304,000)	64,000
Accounts payable and accrued liabilities	1,503,000	(953,000)

Net cash provided by (used in) operating activities	(457,000)	4,053,000

Cash flows from investing activities:
Advances and other assets	(414,000)	(1,237,000)
Capital expenditures	(52,000)	(61,000)
Net cash used in investing activities	(466,000)	(1,298,000)

Cash flows from financing activities:
Increase in loan payable, net	1,297,000	506,000
Net cash provided by financing activities	1,297,000	506,000

Net change in cash and cash equivalents	374,000	3,261,000
Cash and cash equivalents, beginning of period	67,000	390,000

Cash and cash equivalents, end of period	$441,000	$3,651,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and  “Risk Factors” in  our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the United States Securities and Exchange Commission (“SEC”).

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Co., Inc. and Eleets Logistics, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans made to agents. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that the Company may receive related to a loan or advance extended to an agent.

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

Economic Downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which the Company operates.  This downturn, referred to by many economic experts as a world-wide recession, continued into 2009.  As a direct result, transportation revenues were generally down in the range of 20 – 30% in the first nine months of 2009.  Gross revenues from transportation services increased during the fourth quarter of 2009 to $54.8 million as compared to $ 45.7 in the fourth quarter of 2008 and during the first quarter of 2010 to $56.4 million as compared to $35.0 million in the first quarter of 2009. While this trend is a positive sign, there are no assurances that it is indicative of future results.

Index

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto contained in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of AutoInfo, Inc. and its wholly-owned subsidiaries, Sunteck Transport Co., Inc. and Eleets Logistics, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Index

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

Fixed Assets

Fixed assets as of March 31, 2010 and December 31, 2009, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 865,000 and 758,000, respectively, for the three month periods ended March 31, 2010 and 2009.

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

Segment Information

Through 2008, the Company operated in one business segment. During 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Index

Note 2- Income Taxes

For the three month periods ended March 31, 2010 and 2009, respectively, the provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2010		2009
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$275,000	$-	$154,000	$-
Tax expense (benefit) of operating loss carryforwards	(235,000)	235,000	(131,000)	131,000

Income tax expense	$40,000	$235,000	$23,000	$131,000

The deferred tax asset of $750,000 and $985,000 at March 31, 2010 and December 31, 2009, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2009, the Company has net operating loss carryforwards of approximately $2.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

Note 3 - Segment Reporting

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes the Company’s brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that the Company provides to its agent network to support and encourage the expansion of agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Index

Gross profits, expenses, and total assets by segment as of and for the three months ended March 31, 2010 and 2009 are summarized below:

	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total
	2010			2009

Gross revenues	$56,430,000	$485,000	$56,915,000	$34,993,000	$320,000	35,313,000
Direct freight	46,023,000	-	46,023,000	27,551,000	-	27,551,000
Gross profit	10,407,000	485,000	10,892,000	7,442,000	320,000	7,762,000
Commissions	8,053,000	-	8,053,000	5,349,000	-	5,349,000
Operating expenses	1,912,000	66,000	1,978,000	1,899,000	67,000	1,966,000
Interest expense	161,000	-	161,000	74,000	-	74,000
Income taxes	110,000	165,000	275,000	50,000	104,000	154,000
Net income	$171,000	$254,000	$425,000	$70,000	$149,000	$219,000

Assets	$41,668,000	$15,794,000	$57,462,000	$31,755,000	$10,829,000	$42,584,000

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Co., Inc. and Eleets Logistics, Inc. (collectively, “we,” “us,” or “our”), we operate in two business segments, non-asset based transportation services and agent support services.  The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs.  Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada.  Revenue in this segment is generated from freight transportation transactions.

Our agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of their businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans.  This segment also includes potential revenues related to profit participations and realization on options to acquire equity that we may receive related to a loan or advance extended to an agent.

In 2009, we modified our contractual arrangements with one of our significant independent agents which adversely impacted our commission rates.  The modified arrangement provides for the agent’s retention of all of the gross profit earned on the transactions it generates.  Under the prior arrangement, the agent retained 70% of the gross profit. Under the modified arrangement, in lieu of a portion of the gross profit, the agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of the agent’s pre-tax income, as defined in the applicable agreement.  In addition, the agent has granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the agent’s business.

During the three month periods ended March 31, 2010 and 2009, we received interest payments of $453,000 and $257,000, respectively, on loans and advances to this agent but no incremental amounts were earned since the agent did not generate pre-tax income in 2010 or 2009.  Future fee revenue is dependent upon several factors including the continuation of the economic recovery and the agent’s continued revenue growth and implementation of cost control measures.

Index

Economic Downturn

During the latter part of the fourth quarter of 2008, the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which we operate.  This downturn, referred to by many economic experts as a world-wide recession, continued into 2009.  During the fourth quarter of 2009, signs of an economic recovery were reflected in our revenues and operating results. Gross revenues from transportation services increased during the fourth quarter of 2009 to $54.8 million as compared to $ 45.7 in the fourth quarter of 2008 and increased during the first quarter of 2010 to $56.4 million as compared to $35.0 million in the first quarter of 2009.  While this trend is a positive sign, there are no assurances that it is indicative of future results.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three months ended March 31, 2010 and 2009

Revenues

Gross revenues totaled $56,915,000 for the quarter ended March 31, 2010, as compared with $35,313,000 in the same prior year period, an increase of approximately 61%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $56,430,000 for the quarter ended March 31, 2010, as compared with $34,993,000 in the same prior year period, an increase of approximately 61%.  Gross profits were $10,407,000 for the quarter ended March 31, 2010, as compared with $7,442,000 in the prior year period, an increase of approximately 40%. This is the result primarily of the increased cost of purchased transportation based upon an increase in demand for transportation and a decrease in the availability of truck capacity.  This decreased capacity is the direct result of the economic downturn during 2008 and 2009 and the impact on asset based providers as well as the number of owner operators.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $485,000 for the quarter ended March 31, 2010, as compared with $320,000 in the same prior year period, an increase of approximately 52%. This increase is the direct result of the increase in interest bearing loans and advances from $7.3 million at March 31, 2009 to $10.5 million at March 31, 2010.

Costs and expenses

Commissions, all of which were attributable to our transportation services segment, totaled $8,053,000 for the quarter ended March 31, 2010, as compared with $5,349,000 in the same prior year period, an increase of 51%.  This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, as described above. As a percentage of gross profit from transportation services, commissions were 77.4% for the quarter ended March 31, 2010 as compared with 71.9% in the prior year.

Operating expenses totaled $1,978,000 for the quarter ended March 31, 2010, as compared to $1,966,000 in the same prior year period, an increase of 0.6%.  For the quarter ended March 31, 2010, $1,912,000 of these expenses were attributable to our transportation services segment and $66,000 were attributable to our agent support services segment, as compared with $1,899,000 attributable to our transportation services segment and $67,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 18.2% for the quarter ended March 31, 2010, as compared with 25.3% in the same prior year period.  This percentage of gross profit decrease is the direct result of a significant increase in gross revenues, cost containment measures and our ability to leverage administrative overhead with growth. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2010 without a significant increase in overhead.

Index

Interest expense, all of which was attributable to our transportation services segment, was $161,000 for the quarter ended March 31, 2010, as compared with $74,000 in the same prior year period, an increase of approximately 117%.  This increase is primarily the result of increased borrowings under our available line of credit to support growth and working capital needs.

Income tax

Income tax expense for the quarter ended March 31, 2010 was $275,000 consisting of the utilization of the deferred tax benefit of $235,000 and state income taxes of $40,000 compared to $154,000 for the same prior year period consisting of the utilization of the deferred tax benefit of $131,000 and state income taxes of $23,000.  The increase in income taxes is directly related to higher pre-tax income.

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

For the quarter ended March 31, 2010, our gross revenues increased to $56.9 million from $35.3 million in the same prior year period.  As of March 31, 2010, we had an accumulated deficit of $1.8 million.  Factors that could adversely affect our operating results include:

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

Index

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

At March 31, 2010, we had an outstanding balance of $19,947,000 under our $30 million line of credit.  In March 2009, we entered into a new credit facility with Regions Bank which increased our line of credit from $20 million to $30 million and extended the maturity date from June 2009 to March 2012.  The line of credit facility is at an interest rate of LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5%, based upon the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets.  We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

At March 31, 2010, we had liquid assets of approximately $441,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of March 31, 2010 and 2009 was $19,947,000 and $14,670,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of March 31, 2010 and 2009, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2010		2009

Line of Credit	19,947,000	3.25%	14,670,000	3.00%

Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2010.

Index

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

Income taxes

The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforward.  As of March 31, 2010, we had a net operating loss carryforward of approximately $2.2 million for federal income tax purposes which expire through 2014.  Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions.

Allowance for doubtful accounts

We continuously monitor the creditworthiness of our customers and have established an allowance for amounts that may become uncollectible in the future based on current economic trends, our historical payment and bad debt write-off experience, and any specific customer related collection issues.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

Index

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date:   May 13, 2010