Form 10-Q
period 2010-06-30
AUTOINFO INC
filed 2010-08-10
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:       JUNE 30, 2010

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

YES ☐     NO ☒

The number of shares outstanding of the Registrant’s common stock as of August 10, 2010:   33,496,060 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$70,000	$67,000
Accounts receivable, net of allowance for doubtful accounts of $697,000 and $420,000 as of June 30, 2010 and December 31, 2009, respectively	43,897,000	36,068,000
Deferred income taxes (Note 2)	358,000	985,000
Prepaid expenses	1,588,000	1,182,000
Current portion of advances and other assets	2,905,000	3,183,000

Total current assets	48,818,000	41,485,000

Fixed assets, net of accumulated depreciation	468,000	523,000

Advances and other assets, net of current portion	12,373,000	12,197,000

	$61,659,000	$54,205,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$20,511,000	$17,631,000

Loan payable	22,008,000	18,650,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding -33,496,000 shares as of June 30, 2010 and December 31, 2009	34,000	34,000
Additional paid-in capital	20,163,000	20,100,000
Deficit	(1,057,000)	(2,210,000)
Total stockholders’ equity	19,140,000	17,924,000

	$61,659,000	$54,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Gross revenues
Transportation services	$125,500,000	$78,786,000	$69,070,000	$43,794,000
Agent support services	976,000	642,000	491,000	322,000
Total revenues	126,476,000	79,428,000	69,561,000	44,116,000

Cost of transportation	102,526,000	62,946,000	56,503,000	35,396,000

Gross profit	23,950,000	16,482,000	13,058,000	8,720,000

Commissions	17,715,000	11,608,000	9,662,000	6,259,000
Operating expenses	3,994,000	3,658,000	2,016,000	1,691,000
	21,709,000	15,266,000	11,678,000	7,950,000

Income from operations	2,241,000	1,216,000	1,380,000	770,000
Interest expense	354,000	199,000	193,000	125,000

Income before income taxes	1,887,000	1,017,000	1,187,000	645,000
Income taxes (Note 2)	734,000	409,000	459,000	255,000

Net income	$1,153,000	$608,000	$728,000	$390,000

Net income per share:
Basic	$.03	$.02	$.02	$.01
Diluted	$.03	$.02	$.02	$.01

Weighted average number of common shares:
Basic	33,496,000	32,946,000	33,496,000	32,946,000
Diluted	34,548,000	34,182,000	34,711,000	34,664,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,153,000	$608,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	277,000	(1,000)
Depreciation and amortization	128,000	108,000
Stock-based compensation expense	63,000	70,000
Deferred income taxes	627,000	349,000
Changes in operating assets and liabilities:
Accounts receivable	(8,106,000)	(951,000)
Prepaid expenses	(406,000)	(2,000)
Accounts payable and accrued liabilities	2,880,000	1,377,000

Net cash provided by (used in) operating activities	(3,384,000)	1,558,000

Cash flows from investing activities:
Advances and other assets	102,000	(2,479,000)
Capital expenditures	(73,000)	(88,000)
Net cash provided by (used in) investing activities	29,000	(2,567,000)

Cash flows from financing activities:
Exercise of stock options	-	-
Increase in loan payable, net	3,358,000	1,436,000
Net cash provided by financing activities	3,358,000	1,436,000

Net change in cash and cash equivalents	3,000	427,000
Cash and cash equivalents, beginning of period	67,000	390,000

Cash and cash equivalents, end of period	$70,000	$817,000

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

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans made to agents. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that the Company may receive related to a loan or advance extended to an agent.

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

Economic Downturn

Our operating results for the first nine months of 2009 were impacted by the economic downturn which began in 2008.  We began experiencing the signs of an economic recovery in the fourth quarter of 2009 which has continued into 2010.  As further evidence of an economic recovery, we had revenues of $125.5 million as compared to $78.8 million in the first six months of 2009 and net profit of $1,153,000 as compared to $608,000 in the first six months of 2009.  While this trend is a positive sign, there are no assurances that it is indicative of future results.

Index

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

Provision For Doubtful Accounts

The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, its historical payment and bad debt write-off experience, and any specific customer related collection issues.

Fixed Assets

Fixed assets as of June 30, 2010 and December 31, 2009, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,215,000 and 1,718,000, and 1,052,000 and 1,236,000, respectively, for the three and six month periods ended June 30, 2010 and 2009, respectively

Income Taxes

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

Index

Note 2- Income Taxes

For the three and six month periods ended June 30, 2010 and 2009, respectively, the provision for income taxes consisted of the following:

	Three Months Ended June 30,
	2010		2009
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$459,000	$-	$255,000	$-
Tax expense (benefit) of operating loss carryforwards	(392,000)	392,000	(218,000)	218,000

Income tax expense	$67,000	$392,000	$37,000	$218,000

	Six Months Ended June 30,
	2010		2009
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$734,000	$-	$409,000	$-
Tax expense (benefit) of operating loss carryforwards	(627,000)	627,000	(349,000)	349,000

Income tax expense	$107,000	$627,000	$60,000	$349,000

The deferred tax asset of $358,000 and $985,000 at June 30, 2010 and December 31, 2009, respectively, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2009, the Company has net operating loss carryforwards of approximately $2.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions.

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

Index

Gross profits and expenses by segment for the three and six months ended June 30, 2010 and 2009 as well as total assets as of June 30, 2010 and 2009, are summarized below:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$69,070,000	$491,000	$69,561,000	$43,794,000	$322,000	$44,116,000
Direct freight	56,503,000	-	56,503,000	35,396,000	-	35,396,000
Gross profit	12,567,000	491,000	13,058,000	8,398,000	322,000	8,720,000
Commissions	9,662,000	-	9,662,000	6,259,000	-	6,259,000
Operating expenses	1,943,000	73,000	2,016,000	1,629,000	62,000	1,691,000
Interest expense	193,000	-	193,000	125,000	-	125,000
Income taxes	297,000	162,000	459,000	152,000	103,000	255,000
Net income	$472,000	$256,000	$728,000	$233,000	$157,000	$390,000

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$125,500,000	$976,000	$126,476,000	$78,786,000	$642,000	$79,428,000
Direct freight	102,526,000	-	102,526,000	62,946,000	-	62,946,000
Gross profit	22,974,000	976,000	23,950,000	15,820,000	642,000	16,482,000
Commissions	17,715,000	-	17,715,000	11,608,000	-	11,608,000
Operating expenses	3,855,000	139,000	3,994,000	3,528,000	130,000	3,658,000
Interest expense	354,000	-	354,000	199,000	-	199,000
Income taxes	408,000	326,000	734,000	203,000	206,000	409,000
Net income	$642,000	$511,000	$1,153,000	$302,000	$306,000	$608,000

Assets	$46,381,000	$15,278,000	$61,659,000	$34,196,000	$12,071,000	$46,267,000

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three and six month periods ended June 30, 2010 and 2009, we received interest payments of $472,000 and $313,000 and $925,000 and $570,000, respectively, on loans and advances to this agent but no incremental amounts were earned since the agent did not generate pre-tax income in the respective periods.  Future fee revenue is dependent upon several factors including the continuation of the economic recovery and the agent’s continued revenue growth and implementation of cost control measures.

Index

Economic Downturn

Our operating results for the first nine months of 2009 were impacted by the economic downturn which began in 2008.  We began experiencing the signs of an economic recovery in the fourth quarter of 2009 which has continued into 2010.  As further evidence of an economic recovery, we had revenues of $125.5 million as compared to $78.8 million in the first six months of 2009 and net profit of $1,153,000 as compared to $608,000 in the first six months of 2009.  While this trend is a positive sign, there are no assurances that it is indicative of future results.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

For the three and six months ended June 30, 2010 and 2009

Revenues

For the three months ended June 30, 2010 and 2009:

Gross revenues totaled $69,561,000 for the three months ended June 30, 2010, as compared with $44,116,000 in the same prior year period, an increase of approximately 58%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $69,070,000 for the quarter ended June 30, 2010, as compared with $43,794,000 in the same prior year period, an increase of approximately 58%.  Gross profits from transportation services were 12,567,000 for the quarter ended June 30, 2010, as compared with $8,398,000 in the same prior year period, an increase of approximately 50%. This is the result primarily of the increased cost of purchased transportation based upon an increase in demand for transportation and a decrease in the availability of truck capacity.  This decreased capacity is the direct result of the economic downturn during 2008 and 2009 and the impact on asset based providers as well as the number of owner operators.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $491,000 for the quarter ended June 30, 2010, as compared with $322,000 in the same prior year period, an increase of approximately 52%. This increase is the direct result of the increase in interest bearing loans and advances from $6.1 million at June 30, 2009 to $10.0 million at June 30, 2010.

For the six months ended June 30, 2010 and 2009:

Gross revenues totaled $126,476,000 for the six months ended June 30, 2010, as compared with $79,428,000 in the same prior year period, an increase of approximately 59%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $125,500,000 for the six months ended June 30, 2010, as compared with $78,786,000 in the same prior year period, an increase of approximately 59%.  Gross profits from transportation services were 22,974,000 for the six months ended June 30, 2010, as compared with $15,840,000 in the prior year period, an increase of approximately 45%. This is the result primarily of the increased cost of purchased transportation based upon an increase in demand for transportation and a decrease in the availability of truck capacity.  This decreased capacity is the direct result of the economic downturn which began at the end of 2008 and continued into 2009 and the negative impact it has had on asset based providers as well as the number of owner operators.

Index

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $976,000 for the six months ended June 30, 2010, as compared with $642,000 in the same prior year period, an increase of approximately 52%. This increase is the direct result of the increase in interest bearing loans and advances from $6.1 million at June 30, 2009 to $10.0 million at June 30, 2010.

Costs and expenses

Commissions

Commissions, all of which were attributable to our transportation services segment, totaled $9,662,000 for the three months ended June 30, 2010, as compared with $6,259,000 in the same prior year period, an increase of 54%.  This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, as described above. As a percentage of gross profit from transportation services, commissions were 76.9% for the three months ended June 30, 2010, as compared with 74.5% in the same prior year period.

Commissions, all of which were attributable to our transportation services segment, totaled $17,715,000 for the six months ended June 30, 2010, as compared with $11,608,000 in the same prior year period, an increase of 53%.  This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, as described above. As a percentage of gross profit from transportation services, commissions were 77.1% for the six months ended June 30, 2010, as compared with 73.3% in the same prior year period.

Operating expenses

Operating expenses totaled $2,016,000 for the three months ended June 30, 2010, as compared to $1,691,000 in the same prior year period, an increase of 19%.  For the three months ended June 30, 2010, $1,943,000 of these expenses were attributable to our transportation services segment and $73,000 were attributable to our agent support services segment, as compared with $1,629,000 attributable to our transportation services segment and $62,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 15% for the three months ended June 30, 2010 as compared with 19% in the same prior year period.  This percentage of gross profit decrease is the direct result of a significant increase in gross revenues, cost containment measures and our ability to leverage administrative overhead with growth. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2010 without a significant increase in overhead.

Operating expenses totaled $3,994,000 for the six months ended June 30, 2010, as compared to $3,658,000 in the same prior year period, an increase of 9%.  For the six months ended June 30, 2010, $3,855,000 of these expenses were attributable to our transportation services segment and $139,000 were attributable to our agent support services segment, as compared with $3,528,000 attributable to our transportation services segment and $130,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 17% for the six months ended June 30, 2010 as compared with 22% in the same prior year period.  This percentage of gross profit decrease is the direct result of a significant increase in gross revenues, cost containment measures and our ability to leverage administrative overhead with growth. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2010 without a significant increase in overhead.

Index

Interest expense

Interest expense attributable to our transportation services segment, was $193,000 for the three months ended June 30, 2010, as compared with $125,000 in the same prior year period, an increase of approximately 54%.  This increase is primarily the result of increased borrowings under our available line of credit to support growth and working capital needs.

Interest expense attributable to our transportation services segment, was $354,000 for the six months ended June 30, 2010, as compared with $199,000 in the same prior year period, an increase of approximately 78%.  This increase is primarily the result of increased borrowings under our available line of credit to support growth and working capital needs.

Income tax

Income tax expense for the three months ended June 30, 2010 of $459,000 consisted of the utilization of the deferred tax benefit of $392,000 and state income taxes of $67,000 compared to $255,000 for the three months ended June 30, 2009 which consisted of the utilization of the deferred tax benefit of $218,000 and state income taxes of $37,000.  The increase in income taxes is directly related to higher pre-tax income.

Income tax expense for the six months ended June 30, 2010 of $734,000 consisted of the utilization of the deferred tax benefit of $627,000 and state income taxes of $107,000 compared to $409,000 for the three months ended June 30, 2009 which consisted of the utilization of the deferred tax benefit of $349,000 and state income taxes of $60,000.  The increase in income taxes is directly related to higher pre-tax income.

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

For the six months ended June 30, 2010, our gross revenues increased to $126.5 million from $79.4 million in the same prior year period.  As of June 30, 2010, we had an accumulated deficit of $1.1 million.  Factors that could adversely affect our operating results include:

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

Index

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

At June 30, 2010, we had an outstanding balance of $22,008,000 under our line of credit and approximately $7,600,000 available for drawdown. In March 2009, we entered into a new credit facility with Regions Bank which increased our line of credit from $20 million to $30 million and extended the maturity date from June 2009 to March 2012.  The line of credit facility is at an interest rate of LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5%, based upon the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

At June 30, 2010, we had liquid assets of approximately $70,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of June 30, 2010 and 2009 was $22,008,000 and $15,600,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of June 30, 2010 and 2009, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2010		2009

Line of Credit	22,008,000	3.25%	15,600,000	3.00%

Inflation had no material impact on our revenues or the results of operations for the period ended June 30, 2010.

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

Income taxes

The deferred tax asset represents expected future tax savings resulting from our net operating loss carryforwards.  As of June 30, 2010, we had net operating loss carryforwards of approximately $1.1 million for federal income tax purposes which expire through 2014.  Utilization of this benefit is primarily subject to the extent of our future earnings, and may be limited by, among other things, stockholder changes, including the possible issuance of additional shares in one or more financing or acquisition transactions.

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

Part II - OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
21A	Significant Subsidiaries of AutoInfo, Inc.*

31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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

Date:    August 10, 2010