Form 10-Q
period 2010-09-30
AUTOINFO INC
filed 2010-11-05
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:      SEPTEMBER 30, 2010

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

 YES  ☐                   NO   ☒

The number of shares outstanding of the Registrant’s common stock as of November 5, 2010:   33,512,531 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX
Part I.      Financial Information:

Index

PART I - FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$74,000	$67,000
Accounts receivable, net of allowance for doubtfulaccounts of $861,000 and $420,000 as of September 30, 2010 and December 31, 2009, respectively	44,613,000	36,068,000
Deferred income taxes (Note 2)		985,000
Prepaid expenses	1,891,000	1,182,000
Current portion of advances and other assets	2,106,000	3,183,000

Total current assets	48,684,000	41,485,000

Fixed assets, net of accumulated depreciation	441,000	523,000

Advances and other assets, net of current portion	12,233,000	$12,197,000

	$61,358,000	$54,205,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$21,234,000	$17,631,000
Loan payable	20,120,000	18,650,000

Stockholders’ Equity
Common stock - authorized 100,000,000 shares $.001 par value; issued and outstanding -33,496,000 shares as of September 30, 2010 and December 31, 2009	34,000	34,000
Additional paid-in capital	20,195,000	20,100,000
Deficit	(225,000)	(2,210,000)
Total stockholders’ equity	20,004,000	17,924,000

	$61,358,000	$54,205,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Gross revenues
Transportation services	$198,975,000	$127,634,000	$73,475,000	$48,847,000
Agent support services	1,464,000	1,003,000	488,000	362,000
Total revenues	200,439,000	128,637,000	73,963,000	49,209,000

Cost of transportation	162,100,000	102,809,000	59,574,000	39,863,000

Gross profit	38,339,000	25,828,000	14,389,000	9,346,000

Commissions	28,301,000	18,414,000	10,586,000	6,806,000
Operating expenses	6,268,000	5,453,000	2,274,000	1,796,000
	34,569,000	23,867,000	12,860,000	8,602,000

Income from operations	3,770,000	1,961,000	1,529,000	744,000
Interest expense	530,000	330,000	176,000	131,000

Income before income taxes	3,240,000	1,631,000	1,353,000	613,000
Income taxes (Note 2)	1,255,000	665,000	520,000	255,000

Net income	$1,985,000	$966,000	$833,000	$358,000

Net income per share:
Basic	$.06	$.03	$.02	$.01
Diluted	$.06	$.03	$.02	$.01

Weighted average number of common shares:
Basic	33,496,000	32,946,000	33,496,000	32,946,000
Diluted	34,549,000	34,239,000	34,591,000	34,352,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,985,000	$966,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	441,000	1,000
Depreciation and amortization	203,000	162,000
Stock-based compensation expense	95,000	104,000
Deferred income taxes	985,000	568,000
Changes in operating assets and liabilities:
Accounts receivable	(9,145,000)	(5,671,000)
Prepaid expenses	(550,000)	(237,000)
Accounts payable and accrued liabilities	3,604,000	5,558,000

Net cash provided by (used in) operating activities	(2,382,000)	1,451,000

Cash flows from investing activities:
Advances and other assets	1,041,000	(3,260,000)
Capital expenditures	(121,000)	(132,000)
Net cash provided by (used in) investing activities	920,000	(3,392,000)

Cash flows from financing activities:
Increase in loan payable, net	1,469,000	1,960,000
Net cash provided by financing activities	1,469,000	1,960,000

Net change in cash and cash equivalents	7,000	19,000
Cash and cash equivalents, beginning of period	67,000	390,000

Cash and cash equivalents, end of period	$74,000	$409,000

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

Note 1. - Business and Summary of Significant Accounting Policies

Business

Through June 30, 2009, AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc., Inc. and Eleets Logistics, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operated in one business segment. During the third quarter of 2009, the Company determined that it operated in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services  segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

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

Index

Economic Downturn

Our operating results for the first nine months of 2009 were impacted by the economic downturn which began in 2008.  We began experiencing the signs of an economic recovery in the fourth quarter of 2009 which has continued into 2010.  As further evidence of an economic recovery, we had revenues from transportation services of $199.0 million as compared to $127.6 million and net income of $1,985,000 as compared to $966,000 in the first nine months of 2010 and 2009, respectively.  While this trend is a positive sign, there are no assurances that it is indicative of future results.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Index

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

Fixed Assets

Fixed assets as of September 30, 2010 and December 31, 2009, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,095,000 and 1,406,000, and 1,053,000 and 1,293,000, respectively, for the three and nine month periods ended September 30, 2010 and 2009, respectively

Income Taxes

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

Note 2- Income Taxes

For the three and nine month periods ended September 30, 2010 and 2009, respectively, the provision for income taxes consisted of the following:

Index

	Three Months Ended September 30,
	2010		2009
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$520,000	$-	$255,000	$-
Tax expense (benefit) of operating loss carryforwards	(358,000)	358,000	(219,000)	219,000

Income tax expense	$162,000	$358,000	$36,000	$219,000

	Nine Months Ended September 30,
	2010		2009
	Current	Deferred	Current	Deferred
Tax expense before application ofoperating loss carryforwards	$1,255,000	$-	$665,000	$-
Tax expense (benefit) of operating loss carryforwards	(985,000)	985,000	(568,000)	568,000

Income tax expense	$270,000	$985,000	$97,000	$568,000

The deferred tax asset of $985,000 at December 31, 2009, represents expected future tax savings resulting from the Company’s utilization of its net operating loss carryforwards. As of December 31, 2009, the Company has net operating loss carryforwards of approximately $2.9 million for federal income tax purposes which expire through 2014. Utilization of this benefit is primarily subject to the extent of future earning of the Company, and may be limited by, among other things, stockholder changes, including the possible issuance by the Company of additional shares in one or more financing or acquisition transactions. As of September 30, 2010, the net operating loss carryforward has been fully utilized.

Note 3 – Segment Reporting

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

Index

Our gross profits, expenses, and total assets by segment are summarized below:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$73,475,000	$488,000	$73,963,000	$48,847,000	$362,000	$49,209,000
Direct freight	59,574,000	-	59,574,000	39,863,000	-	39,863,000
Gross profit	13,901,000	488,000	14,389,000	8,984,000	362,000	9,346,000
Commissions	10,586,000	-	10,586,000	6,806,000	-	6,806,000
Operating expenses	2,211,000	63,000	2,274,000	1,742,000	54,000	1,796,000
Interest expense	176,000	-	176,000	131,000	-	131,000
Income taxes	357,000	163,000	520,000	128,000	127,000	255,000
Net income	$571,000	$262,000	$833,000	$177,000	$181,000	$358,000

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$198,975,000	$1,464,000	$200,439,000	$127,634,000	$1,003,000	$128,637,000
Direct freight	162,100,000	-	162,100,000	102,809,000	-	102,809,000
Gross profit	36,875,000	1,464,000	38,339,000	24,825,000	1,003,000	25,828,000
Commissions	28,301,000	-	28,301,000	18,414,000	-	18,414,000
Operating expenses	6,066,000	202,000	6,268,000	5,271,000	182,000	5,453,000
Interest expense	530,000	-	530,000	330,000	-	330,000
Income taxes	766,000	489,000	1,255,000	331,000	324,000	665,000
Net income	$1,212,000	$773,000	$1,985,000	$479,000	$497,000	$966,000

Assets	$47,019,000	$14,339,000	$61,358,000	$43,844,000	$8,520,000	$51,364,000

Index

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three and nine month periods ended September 30, 2010 and 2009, we received interest payments of $472,000 and $330,000 and $1,397,000 and $900,000, respectively, on loans and advances to this agent but no incremental amounts were earned since the agent did not generate pre-tax income in the respective periods.  Future fee revenue is dependent upon several factors including the continuation of the economic recovery and the agent’s continued revenue growth and profitability.

Index

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Economic Downturn

Our operating results for the first nine months of 2009 were impacted by the economic downturn which began in 2008.  We began experiencing the signs of an economic recovery in the fourth quarter of 2009 which has continued into 2010.  As further evidence of an economic recovery, we had revenues from transportation services of $199.0 million as compared to $127.6 million and net income of $1,985,000 as compared to $966,000 in the first nine months of 2010 and 2009, respectively.  While this trend is a positive sign, there are no assurances that it is indicative of future results.

Results of operations

For the three and nine months ended September 30, 2010 and 2009

Revenues

For the three months ended September 30, 2010 and 2009:

Gross revenues totaled $73,963,000 for the three months ended September 30, 2010, as compared with $49,209,000 in the same prior year period, an increase of approximately 50%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $73,475,000 for the quarter ended September 30, 2010, as compared with $48,847,000 in the same prior year period, an increase of approximately 50%.  Gross profits from transportation services were $13,901,000 for the quarter ended September 30, 2010, as compared with $8,984,000 in the same prior year period, an increase of approximately 55%.  This is the result primarily of the decreased cost of purchased transportation due to the increase in availability of truck capacity. This decreased capacity is the direct result of the economic downturn which began at the end of 2008 and continued into 2009 and the negative impact it has had on asset based providers as well as the number of owner operators.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $488,000 for the quarter ended September 30, 2010, as compared with $362,000 in the same prior year period, an increase of approximately 35%. This increase is the direct result of the increase in interest bearing loans and advances from $8.5 million at September 30, 2009 to $10.2 million at September 30, 2010.

For the nine months ended September 30, 2010 and 2009:

Gross revenues totaled $200,439,000 for the nine months ended September 30, 2010, as compared with $128,637,000 in the same prior year period, an increase of approximately 56%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $198,975,000 for the nine months ended September 30, 2010, as compared with $127,634,000 in the same prior year period, an increase of approximately 56%.  Gross profits from transportation services were $36,875,000 for the nine months ended September 30, 2010, as compared with $24,825,000 in the prior year period, an increase of approximately 49%. This is the result primarily of the increased cost of purchased transportation during the first six months of 2010 based upon an increase in demand for transportation and a decrease in the availability of truck capacity.  This decreased capacity is the direct result of the economic downturn which began at the end of 2008 and continued into 2009 and the negative impact it has had on asset based providers as well as the number of owner operators.

Index

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $1,464,000 for the nine months ended September 30, 2010, as compared with $1,003,000 in the same prior year period, an increase of approximately 46%. This increase is the direct result of the increase in interest bearing loans and advances from $8.5 million at September 30, 2009 to $10.2 million at September 30, 2010.

Costs and expenses

Commissions

Commissions, all of which were attributable to our transportation services segment, totaled $10,586,000 for the three months ended September 30, 2010, as compared with $6,806,000 in the same prior year period, an increase of 56%.  This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, as described above. As a percentage of gross profit from transportation services, commissions were 76.2% for the three months ended September 30, 2010, as compared with 75.8% in the same prior year period.

Commissions, all of which were attributable to our transportation services segment, totaled $28,301,000 for the nine months ended September 30, 2010, as compared with $18,414,000 in the same prior year period, an increase of 54%.  This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, as described above. As a percentage of gross profit from transportation services, commissions were 76.7% for the nine months ended September 30, 2010, as compared with 74.2% in the same prior year period.

Operating expenses

Operating expenses totaled $2,274,000 for the three months ended September 30, 2010, as compared to $1,796,000 in the same prior year period, an increase of 27%.  For the three months ended September 30, 2010, $2,211,000 of these expenses were attributable to our transportation services segment and $63,000 were attributable to our agent support services segment, as compared with $1,742,000 attributable to our transportation services segment and $54,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 16% for the three months ended September 30, 2010 as compared with 19% in the same prior year period.

Operating expenses totaled $6,268,000 for the nine months ended September 30, 2010, as compared to $5,453,000 in the same prior year period, an increase of 15%.  For the nine months ended September 30, 2010, $6,066,000 of these expenses were attributable to our transportation services segment and $202,000 were attributable to our agent support services segment, as compared with $5,271,000 attributable to our transportation services segment and $182,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 16% for the nine months ended September 30, 2010 as compared with 21% in the same prior year period.

The decreases in aggregate operating expenses as a percentage of gross profit for the periods ended September 30, 2010 are the direct result of a significant increase in gross revenues, cost containment measures and our ability to leverage administrative overhead with growth. We presently have adequate facilities and management to handle the present and anticipated transaction volume in the foreseeable future without a significant increase in overhead.

Index

Interest expense

Interest expense attributable to our transportation services segment was $176,000 for the three months ended September 30, 2010, as compared with $131,000 in the same prior year period, an increase of approximately 34%.

Interest expense attributable to our transportation services segment was $530,000 for the nine months ended September 30, 2010, as compared with $330,000 in the same prior year period, an increase of approximately 61%.

The increases in interest expense attributable to our transportation services segment for the periods ended September 30, 2010 are primarily the result of increased borrowings under our available line of credit to support growth and working capital needs.

Income tax

Income tax expense for the three months ended September 30, 2010 of $520,000 consisted of the utilization of the deferred tax benefit of $358,000 and state and federal income taxes of $162,000 compared to $255,000 for the three months ended September 30, 2009 which consisted of the utilization of the deferred tax benefit of $219,000 and state income taxes of $36,000.

Income tax expense for the nine months ended September 30, 2010 of $1,255,000 consisted of the utilization of the deferred tax benefit of $985,000 and state and federal income taxes of $270,000 compared to $665,000 for the three months ended September 30, 2009 which consisted of the utilization of the deferred tax benefit of $568,000 and state income taxes of $97,000.

The increases in income tax expense for the periods ended September 30, 2010 are directly related to higher pre-tax income.

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

For the nine months ended September 30, 2010, our gross revenues increased to $200.4 million from $128.6 million in the same prior year period.  As of September 30, 2010, we had an accumulated deficit of $225,000.  Factors that could adversely affect our operating results include:

•	the success of Sunteck in expanding its business operations; and

•	general economic conditions.

Index

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

At September 30, 2010, we had an outstanding balance of $20,120,000 under our line of credit and approximately $9,500,000 available for drawdown. In March 2009, we entered into a new credit facility with Regions Bank which increased our line of credit from $20 million to $30 million and extended the maturity date from June 2009 to March 2012.  The line of credit facility is at an interest rate of LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5%, based upon the maintenance of certain financial covenants, and is secured by accounts receivable and other operating assets. We believe that we have sufficient working capital to meet our short-term operating needs and that we will be able to increase, extend or replace the line of credit on terms acceptable to us.

At September 30, 2010, we had liquid assets of approximately $74,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of September 30, 2010 and 2009 was $20,120,000 and $16,124,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of September 30, 2010 and 2009, respectively:

Index

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2010		2009

Line of Credit	20,120,000	3.00%	16,124,000	3.00%

Inflation had no material impact on our revenues or the results of operations for the period ended September 30, 2010.

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

AUTOINFO, INC.

/s/ Harry Wachtel
Harry Wachtel President and Chief Executive Officer (Principal Executive Officer)

/s/ William Wunderlich
William Wunderlich Chief Financial Officer(Principal Financial Officer)

Date:           November 5, 2010