Form 10-K
period 2010-12-31
AUTOINFO INC
filed 2011-03-17
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 30, 2010 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $ 0.43 per share) approximately $3,741,000.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 14, 2011 was 33,609,346 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AUTOINFO, INC.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our  plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved.  Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	BUSINESS

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. and Eleets Logistics, Inc., AutoInfo, Inc., a Delaware corporation (collectively, "we," "us," "our" or "AutoInfo"), is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers' needs. Our services include ground transportation coast to coast, local pick-up and delivery, air freight and ocean freight.  Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

We operate in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on options to acquire equity that we may receive related to a loan or advance extended to an agent.

As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During our most recently completed fiscal year, we generated revenue, gross profit and net income of approximately $279.7 million, $53.6 million and $3.1 million, respectively.

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

Operations and systems

In our brokerage services, our sales agents throughout the United States and Canada receive customers' freight requirements daily.  All agents make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.

In our contract carrier services, our sales agents receive customers' freight requirements daily and, utilizing their respective owner-operators, make appropriate carrier arrangements for the pick-up and timely delivery of customers' freight.  In addition, utilizing various sources, including numerous internet based freight posting boards, our agents locate additional freight to maximize utilization of available capacity and minimize deadhead miles, or miles driven generating little or no revenue.  A typical owner-operator will generate $2,500 per week in revenues.

Our sales agents vary in level of experience from agents with years of freight industry experience and established client relationships to a more limited number of inexperienced telemarketing and operations personnel working under the direct supervision and training of experienced sales agents and dispatchers.

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that we may receive related to a loan or an advance extended to an agent.

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

Suppliers

We use the services of various third party transportation companies. During 2010, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer.  We service customers ranging from Fortune 100 companies to small businesses in a variety of industries.  During 2010, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

We have achieved revenue growth through the addition of independent sales agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of the logistics and supply chain services we provide.

Each of our operations offices market our full range of supply chain services to existing customers and pursues new customers within its local markets. We build new customer relationships by exploiting our range of logistics and supply chain services, the traffic lanes we commonly service, carrier relationships and capabilities, our industry specific expertise and our sales agents' individual knowledge and experience.

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

Competition

The transportation industry is highly competitive and highly fragmented.  In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders.  In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers' internal sales and marketing departments directly seeking shippers' freight. We generally compete on the basis of price and the range of logistics and supply chain services offered.

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

Employees

As of March 12, 2011 we had 61 full-time employees.  None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

As part of our agent support services, we periodically extend loans and/or advances, often uncollateralized, to our independent sales agents to support and encourage the expansion of their businesses.  Recovery of these loans and advances depends to a large extent on the borrowers' ability to generate revenue, which essentially is commissions on sales that they generate.  If the agent is not successful in generating sales, or if the agent or we should decide to disaffiliate from each other, our ability to recover these loan amounts may be impaired which could have a material adverse effect on our financial statements

We are dependent on third party capacity providers.

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

Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions.  We do not own or control the transportation assets that deliver our customers' freight, and we do not employ the people directly involved in delivering the freight.  We rely on third parties to provide less-than-truckload, truckload and, intermodal brokerage and domestic air services and to report certain information to us, including information relating to delivery status and freight claims.  This reliance could cause delays in providing our customers with timely delivery of freight, important service data, and in the financial reporting of certain events, including recognizing revenue and recording claims.  If we are unable to secure sufficient transportation services to meet our customer commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.

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

Our transportation services are conducted in part by independent owner operators, who are generally responsible for paying for their own equipment, fuel, and other operating costs. Our independent owner operators are responsible for providing the tractors and trailers they use related to our business. Certain factors, such as increases in fuel costs, insurance costs, and the cost of new and used tractors, or reduced financing sources available to independent owner operators for the purchase of equipment, could create a difficult operating environment for independent owner operators.  Turnover and bankruptcy among independent owner operators in the over-the-road freight sector, often limits the pool of qualified independent owner operators and increases the competition among carriers for their services.  If we are required to increase the amounts paid to independent owner operators in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates.  Additionally, our agreements with our independent owner operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent owner operators to replace those who have left our pool.  If we are unable to retain our existing independent owner operators or recruit new independent owner operators, our results of operations and ability to expand could be adversely affected.

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

A significant or prolonged economic downturn, particularly the current downturn in the over-the-road freight sector, or a substantial downturn in our customers' business, could adversely affect our revenue and results of operations.

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

Our future success depends, in part, on the continuing efforts of our president, Harry Wachtel, who conceived our strategic plan and is responsible for executing that plan, our chief financial officer, William Wunderlich, and our chief operating officer, Michael Williams.  The loss of any of Messrs. Wachtel, Wunderlich or Williams would adversely affect our business.  We do not have any term "key man" insurance on any of them.  If we lose any of their services, our business, operations, and financial condition would be materially adversely affected.

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

Depending on our ability to generate revenues, we may require additional funds to expand our business operations, broaden the markets that we serve and for working capital and general corporate purposes.  Any additional equity financing may be dilutive to stockholders, and debt financings may involve restrictive covenants that limit our ability to make decisions that we believe will be in our best interests.  In the event we cannot obtain additional financing on terms acceptable to us when required, our ability to expand operations may be materially adversely affected.

Our principal stockholders have substantial control over our affairs.

As of March 10, 2011, our president, Harry Wachtel, beneficially owned approximately 18.6% of the issued and outstanding shares of our common stock. Further, James T. Martin, Kinderhook Partners, LP and Investors Management Corporation, three significant stockholders, owned approximately 16.7%, 18.7% and 13.1%, respectively, of the issued and outstanding shares of our common stock. As a result, any one or a combination of Mr. Wachtel, Mr. Martin, Kinderhook Partners, LP or Investors Management Corporation could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger.  In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 14, 2011, our closing stock price has ranged from $0.72 to $0.27. On March 14, 2011, our closing stock price was $0.72.

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

We have granted options covering approximately 7.4 million shares of our common stock.  As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

Our certificate of incorporation and bylaws contain provisions that may make it more difficult for a third party to acquire us, with the result that it may deter potential suitors. For example, our board of directors (the "Board") is authorized, without action of the stockholders, to issue authorized but unissued common and preferred stock.  The existence of authorized but unissued common and preferred stock enables us to discourage or to make it more difficult to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

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

Our common stock is quoted on the Nasdaq OTC Bulletin Board, which provides significantly less liquidity than a national securities exchange such as the New York Stock Exchange and the Nasdaq Global or Capital Markets.  We do not currently meet the minimum trading price requirement for listing on any of these exchanges and there is uncertainty that we will ever be accepted for a listing on any of these exchanges.

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

We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida.  This lease term was extended in 2010,  through August 2015, and provides for aggregate annual rent payments of $49,000, $61,000, $63,000, $65,000, and $44,000 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.  We lease approximately 1,433 square feet of space for our sales and dispatch group at 6401 Congress Avenue, Boca Raton, Florida.  This lease was extended, in 2010, through August 2015 and provides for annual aggregate rent payments of $18,000, $17,000, $17,000, $17,000 and $12,000, for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively.  We lease approximately 3,000 square feet of space for our legal and compliance group at 11437 Central Parkway, Jacksonville, Florida.  This lease runs through May 31, 2011 at a monthly rent payment of $2,250, and on a month-to-month basis commencing June 1, 2011.

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

	Bid Prices
Year Ended December 31, 2010	High	Low

First quarter	$0.40	$0.33
Second quarter	0.51	0.39
Third quarter	0.55	0.27
Fourth quarter	0.69	0.35

Year Ended December 31, 2009	High	Low

First quarter	$0.40	$0.25
Second quarter	0.53	0.35
Third quarter	0.45	0.35
Fourth quarter	0.42	0.33

As of March 14, 2011, the closing bid price per share for our common stock, as reported on the OTCBB was $0.72. As of March 14, 2011 we had approximately 170 stockholders of record and 740 beneficial stockholders.

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

The following is a summary of our selected consolidated financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.  The financial data has been derived from our audited consolidated financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the "Management's Discussion and Analysis of Financial condition and Results of Operations" section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000's omitted, except for per share data	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:

Gross revenues	$279,701	$183,899	$180,211	$110,332	$84,111

Gross profit (1)	53,608	37,178	31,698	21,309	17,743

Net income	$3,055	$1,418	$2,224	$1,604	$3,628

Net income per share (2)
Basic	$.09	$.04	$.07	$.05	$.11
Diluted	$.09	$.04	$.07	$.05	$.10

(1)	Gross profit is determined by deducting cost of transportation from total revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)	The common stock equivalents for the year ended December 31, 2010, 2009, 2008, 2007 and 2006 were 990,000, 1,266,000, 1,727,000, 3,113,000, and 4,090,000, respectively.

000's omitted	As at December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:

Cash and cash equivalents	$316	$67	$390	$270	$146
Accounts receivable, net	49,736	36,068	29,863	24,224	16,967
Total assets	66,727	54,205	42,776	33,190	23,822
Total liabilities	45,620	36,281	26,467	19,374	11,826
Retained earnings (deficit)	845	(2,210)	(3,628)	(5,852)	(7,456)
Stockholders' equity	21,107	17,924	16,309	13,816	11,996

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans, non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that we may receive related to a loan or advance extended to an agent.

Gross revenues during our most recently completed fiscal year were approximately $277.6 million and $2.1 million from transportation services and agent support services, respectively. Gross profits were approximately $51.5 million and $2.1 million from transportation services and agent support services, respectively.

In our transportation services segment, gross revenues increased by 52% while gross profit increased by 44% over the same prior year period. This is primarily the result of several factors including the impact of the economic recovery which began in the fourth quarter of 2009 and the growth of our agent network which were   partially offset by an increase in the cost of purchased transportation as a result of the increased demand for carrier capacity.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services, our agent support services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

In 2009, we modified our contractual arrangements with one of our significant independent agents which adversely impacted our commission rates. The new arrangement provides for the agent's retention of all of the gross profit earned on the transactions it generates.  Under the prior arrangement, the agent retained 70% of the gross profit. Under the new arrangement, in lieu of a portion of the gross profit, the agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of the agent's pre-tax income, as defined. In addition, the agent has granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the agent's business.

We received interest payments of $1,811,000 and $1,255,000 in 2010 and 2009, respectively, on loans and advances to this agent but no incremental amounts were earned since the agent did not generate any pre-tax income in 2010 or 2009.  Future fee revenue is dependent upon several factors including the agent's continued revenue growth and ability to control its costs.

During the latter part of the fourth quarter of 2008 the general economic conditions in the United States and globally experienced a significant downturn, impacting the market segments in which we operate.  This downturn, referred to by many economic experts as a world-wide recession, continued through the first nine months of 2009. This economic recovery, which commenced in the fourth quarter of 2009, continued through 2010 as reflected by our operating results for the year.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of 2010 vs 2009

During the year ended December 31, 2010, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services and the addition of independent sales agents providing brokerage and contract carrier services.  Our gross profits (gross transportation services revenues less cost of transportation) are the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth.  Therefore, the discussion of the results of operations for this segment focuses on the changes in our gross profit. The increases in gross profit and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data for our transportation services segment as a percentage of gross profit:

	Year Ended December 31,
	2010	2009

Gross profit	100.0%	100.0%

Commissions	76.6%	75.1%
Operating expenses	15.9%	20.6%
Interest expense	1.3%	1.3%
Income taxes	2.4%	1.2%

Net income	3.8%	1.8%

Revenues

We operate in two business segments, non-asset based transportation services and agent support services.

Non-asset based transportation services

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $277,622,000 for the year ended December 31, 2010, as compared with $182,444,000 in the same prior year period, an increase of approximately 52%.  Gross profits were $51,529,000 for the year ended December 31, 2010, as compared with $35,723,000 in the prior year period, an increase of approximately 44%.  This is primarily the result of several factors including the impact of the economic recovery which began in the fourth quarter of 2009 and the growth of our agent network which were partially offset by an increase in the cost of purchased transportation as a result of the increased demand for carrier capacity.

Agent support services

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $2,079,000 for the year ended December 31, 2010, as compared with $1,455,000 in the same prior year period, an increase of approximately 43%. Included in these gross revenues is interest of $1,811,000 and $1,255,000, respectively, on loans and advances to one of our significant independent agents. In 2009, we modified our contractual arrangements with this significant independent agent. The new arrangement provides for the agent's retention of all of the gross profit earned on the transactions it generates.  Under the prior arrangement, the agent retained 70% of the gross profit. Under the new arrangement, in lieu of a portion of the gross profit, the agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of its pre-tax income, as defined.

Costs and expenses

Commissions totaled $39,463,000 for the year ended December 31, 2010, as compared with $26,816,000 in the prior year, an increase of 47%. This increase is the result of the increase in gross profits as well as the increased commission rates pursuant to a modified contractual arrangement with a significant agent, described above.  As a percentage of gross profit from transportation services, commissions were 76.6% for the year ended December 31, 2010 as compared with 75.1% in the prior year. This increase is the result of agent and revenue mix as well as the increased commission rates with a significant agent as compared to the same prior year period. Our agreement with this agent includes revenues generated from interest on loans, profit participation and realization on our option to acquire equity each of which is recorded as revenues from our agent support services segment.  The benchmarks which would have resulted in profit participation were not met during 2010 and 2009.

Operating expenses totaled $8,469,000 for the year ended December 31, 2010, as compared with $7,534,000 in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. As a percentage of gross profit, operating expenses were 15.8% for the year ended December 31, 2010 as compared with 20.3% in the prior year.  We presently have adequate facilities and management to handle our present and anticipated transaction volume in 2011 without a significant increase in overhead.

Interest expense was $701,000 for the year ended December 31, 2010 as compared with $478,000 in the prior year.  This increase is primarily due to increased borrowings due to capital requirements related to our business expansion.

Income tax

Income tax expense was $1,920,000 for the year ended December 31, 2010 as compared with $932,000 in the prior year.  The 2010 income tax expense reflects an effective federal and state tax rate of 38.6% and is comprised of a deferred tax expense of $850,000 related primarily to the utilization of our federal tax loss carryforward and a current tax expense of $1,070,000. During 2010, we fully utilized all remaining federal tax loss carryforwards. The 2009 income tax expense reflects an effective federal and state tax rate of 39.6% and is comprised of a deferred tax expense of $795,000 related to the utilization of our federal tax loss carryforward and a current state tax expense of $137,000.

Trends and uncertainties

The transportation industry is highly competitive and highly fragmented.  In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders.  In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers' and shippers' internal traffic and transportation departments as well as carriers' internal sales and marketing departments directly seeking shippers' freight. We anticipate that competition for our services will continue to increase.  Many of our competitors have substantially greater capital resources, sales and marketing resources and experience.  We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.  The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services agent network and contract carrier agent and owner operator network.  Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

For the year ended December 31, 2010, we increased gross revenues from $183.9 million to $279.7 million.  As of December 31, 2010, we had retained earnings of $845,000 as compared with an accumulated deficit of $2.2 million at December 31, 2009.  Factors that could adversely affect our operating results include:

•	the success of Sunteck in expanding its business operations;

•	margin pressure as a result of increased competition; and

•	changes in general economic conditions.

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

Advances and other assets

An integral component of our growth strategy is, and has been, the expansion of our independent sales agent network. During the past three years, we have expanded this strategy to include independent sales agents with the experience and opportunity to build the infrastructure required to generate opportunities for significant increases in revenues.  As our year-over-year results reflect, this initiative has been successful.  In identifying these opportunities, we analyze a prospective sales agent's customer relationships, financial stability, industry experience and past performance.  Based upon the results of such analysis we determine our level of interest in affiliating with the target sales agent and evaluate such sales agent's capital needs to support its integration into our business and to maximize the agent's potential revenue growth, and thus revenue contribution.

Our agent expansion and recruiting program includes several components which are tailored to the specific needs of individual agent groups.  Each of these situations has differing characteristics and are addressed and evaluated on a case-by-case basis.  The options we consider to support a new sales agent's business expansion include signing bonuses, short-term advances, non-interest bearing loans, long-term advances and interest bearing loans.

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

In February 2009, we entered into a $30.0 million line of credit with Regions Bank, secured by substantially all of our assets.  At December 31, 2010, $22,432,000 was outstanding under this line of credit, which is due to expire in March 2012, accrues interest at a rate of LIBOR plus 1 1/2% with a minimum of 3%, and is subject to the maintenance of certain financial covenants. As of December 31, 2009, we were in violation of the debt to earnings ratio covenant and as of March 15, 2010, obtained a waiver of this violation.  The waiver modified the interest rate under the facility to LIBOR plus 2 1/2% with a minimum of 3.5%, which will return to the original interest rate when we regain compliance with the required debt to earnings ratio. We regained compliance with the debt to equity ratio in the third quarter of 2010.

At December 31, 2010, we had liquid assets of approximately $316,000.

The total amount of debt outstanding at December 31, 2010 and 2009 was $22,432,000 and $18,650,000, respectively.  The following table presents our debt instruments and their weighted average interest rates at December 31, 2010 and 2009, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2010		2009

Line of Credit	$22,432,000	3.00%	$18,650,000	3.00%

Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2010.

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

Accounting Standards Codification Topic 605-45 "Revenue Recognition – Principal Agent Considerations" (ASC 605-45), establishes criteria for recognizing revenues on a gross or net basis.  We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and latitude in pricing decisions.  Accordingly, we record all transactions at the gross amount, consistent with the provisions of ASC 605-45.

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

Recently issued accounting standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) – Business Combinations.  This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We will adopt the new disclosure requirements when a business combination occurs and do not expect the adoption will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Topic 855) – Subsequent Events.  This ASU, which was effective upon issuance, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) – Fair Value Measurement and Disclosures.  This ASU requires additional disclosures about significant transfers into and out of level 1 and 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.  The adoption of this update did not have, and is not expected to have, a material impact on our consolidated financial statements.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$373,000	$78,000	$240,000	$55,000	-
Line of Credit	$22,432,000	-	$22,432,000	-	-
Total	$22,794,000	$67,000	$22,672,000	$56,000	-

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	71	Director
Thomas C. Robertson	65	Director
Mark Patterson	48	Director
Harry Wachtel	52	President, chief executive officer and director
Mark Weiss	50	National account executive and director
William Wunderlich	63	Chief financial officer
Michael P. Williams	44	Chief operating officer and general counsel

PETER C. EINSELEN has been a director since January 1999.  Mr. Einselen has been an account executive since 1990 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm.  Mr. Einselen's professional experience and background as an executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

THOMAS C. ROBERTSON has been a director since January 1999.  Mr. Robertson has been senior vice president since 2005 and was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2009 of Anderson & Strudwick, a brokerage firm. Mr. Robertson has been president of Gardner & Robertson, a money management firm, since 1997.  Mr. Robertson's professional experience and background as a financial executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

MARK K. PATTERSON, has been a director since September 2010.  Since April 2009, Mr. Patterson has been the executive vice president and chief financial officer of Appalachian Underwriters, Inc., a national wholesale brokerage outlet for insurance agents.  Mr. Patterson also serves on the board of Appalachian Underwriters' affiliates, Accident Insurance Company and Madison Insurance Company, both property and casualty insurance companies domiciled in South Carolina, as well as the reinsurance affiliates, Appalachian Reinsurance Ltd. (Bermuda) and Cherokee Reinsurance Ltd. (Cayman). In addition, Mr. Patterson serves as the president and is the principal shareholder of American Employer Group, Inc., a Tennessee licensed professional employer organization. Prior to joining Appalachian, from September 2005 until April 2009, Patterson served as the chief financial officer of Express 1 Expedited Solutions, Inc. (AMEX: XPO), a transportation services organization focused upon premium transportation solutions provided through one of four non-asset based or asset-light operating units.  During his time with Express, from February 2006 until April 2009, he also served on its Board of Directors.  Over the past 20 years, Mr. Patterson has held senior financial positions at several transportation, distribution and manufacturing companies.  Mr. Patterson served as the director of corporate reporting at SIRVA, Inc. in 2005. Prior to that Mr. Patterson served as the controller and director of financial planning and analysis at CRST International, Inc. from 2003 to 2004; as the chief financial officer of Coastal Resources, Inc. from 2001 to 2003; as the chief financial officer of Schilli Transportation Services, Inc. from 1998 through 2001; and in various financial positions within U.S. Xpress Enterprises, Inc. from 1994 through 1998.  Mr. Patterson received a Bachelor of Science degree in Accounting from the University of Tennessee in 1987. Mr. Patterson's professional experience as a senior executive at a number of public and private transportation, distribution and manufacturing companies has given him the expertise needed to serve as one of our directors.

HARRY WACHTEL joined us in conjunction with the acquisition of Sunteck and has been a director, and our president and chief executive officer since December 7, 2000.  Since 1997, he has been president of Sunteck.  From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider.  As our President and Chief Executive Officer, Mr. Wachtel is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000.  As a senior executive officer of our company, he provides the Board with management's perspective and insight to our business.

MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000.  Since 1997, he has been employed by Sunteck as a national account executive.  From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer.  As our national account executive, Mr. Weiss is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000.  As a senior executive officer of our company, he provides the Board with management's perspective and insight to our business.

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

Committees of the Board of Directors

Our board of directors has an audit committee and a compensation committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies.  Each committee is comprised of Messrs. Patterson, Einselen and Robertson, our non-employee independent outside directors. Mr. Patterson is the chairman of the audit and compensation committees.

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

Our board of directors has determined that the chairman of the audit committee, Mr. Patterson, is an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K, and "independent" under Nasdaq's listing standards and Section 10A(m)(3) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2010, except that each of Thomas C. Robertson and Peter C. Einselen did not timely file one Form 4 filing to report the receipt of an option grant.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2010 and 2009 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2010 whose total compensation exceeded $100,000 (the "named executive officers").

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	Other (2)	Total ($)
Harry M. Wachtel,	2010	$250,000	$360,000	$-	-	$610,000
President and chief executive officer	2009	$235,000	$208,000	$-	$9,000	$452,000

William I. Wunderlich,	2010	$175,000	$360,000	$-	-	$535,000
Executive vice president and chief financial officer	2009	$164,000	$208,000	$-	$8,000	$380,000

Michael P. Williams,	2010	$205,000	$119,000	-	-	$324,000
Chief operating officer	2009	$183,000	$29,000	$3,000	$4,000	$219,000
			-

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation.
(2)	Includes company matching contributions to a qualifying 401(K) plan.

Discussion of Summary Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2010 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2010 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements and Severance Benefits

On February 7, 2011 we entered into amended and restated employment agreements (the "Employment Agreements") with each of Harry Wachtel, William Wunderlich and Michael Williams for their continued employment with us as president and chief executive officer, chief financial officer and chief operating officer, respectively.  The Employment Agreements are substantially identical and provide, among other things, as follows:

Term:  The terms of the Employment Agreements expire on December 31, 2015, subject to earlier termination as provided therein.

Base Salary:  $250,000, $175,000 and $205,000 per annum, for Harry Wachtel, William Wunderlich and Michael Williams, respectively, payable in accordance with our then prevailing payroll policy.

Annual Bonus:  The Employment Agreements for Messrs. Wachtel and Wunderlich provide for an annual bonus equal to 10% of our first $1,250,000 of Operating Profit (as defined therein)  plus an additional 5% of any Operating Profit in excess of $1,250,000; provided, however, the total annual aggregate salary and bonus payable to Messrs. Wachtel and  Wunderlich are limited to a maximum of $750,000 and $675,000, respectively.

The Employment Agreement for Mr. Williams provides for an annual bonus equal to 2% of our first $3,000,000 of Operating Profit plus an additional: (i) three percent (3%) of any Operating Profit in excess of $3,000,000 but less than or equal to $4,000,000; (ii) four percent (4%) of any Operating Profit in excess of $4,000,000 but less than or equal to $5,000,000; and (iii) five percent (5%) of any Operating Profit in excess of $5,000,000; provided, however, the total annual aggregate salary and bonus payable to Mr. Williams is limited to a maximum of $485,000.

Change in Control Payments: The Employment Agreements provide that in  the event of a Change in Control (as defined therein), Messrs. Wachtel, Wunderlich and Williams shall each receive a lump-sum cash payment equal to one and one-half times the respective named executive officer's Base Compensation (as defined therein), plus one and one-half times of his average Annual Bonus for the prior two years.  Further, upon a Change in Control, we may, within a specified period, terminate the named executive officer's employment with us without further liability to the named executive officer other than with respect to the provision of continued medical coverage through December 31, 2015.

Incentive Compensation:  The named executive officers are eligible to receive bonuses, to be determined at the sole discretion of the Board and payable in accordance with our then prevailing policy.

Benefits.  During the employment term, each individual is entitled to participate in any of our then existing re

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1996, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based.  The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2011 is also expected to qualify for deductibility.  We currently intend to structure the performance-based portion of our executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards

Name (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Michael P. Williams	480,000	120,000	$1.12	6/06/2012

Michael P. Williams	133,333	266,667	$ .29	3/16/2015

(1) At December 31, 2010, no other named executive officers had any outstanding equity awards.

Compensation of Directors

Beginning in the fourth quarter of 2010, we pay annual director's fees of $12,500 to each of Messrs. Robertson and Einselen and $18,750 to Mr. Patterson as Chairman of the Audit and Compensation Committees. Directors are reimbursed for the costs relating to attending Board and committee meetings.  In addition, in 2010, Messrs. Einselen and Robertson were each granted options to purchase 100,000 shares of our common stock at $0.46 per share, 115% of the fair market value on the date of grant and Mr. Patterson was granted options to purchase 100,000 shares of our common stock at $0.56 per share, 115% of the fair market value on the date of grant.

The following table provides compensation information for the year ended December 31, 2010 for each of the independent members of our board of directors.

Director Compensation

Name	Year	Fees	Option Awards (1) (2)	Total
Thomas C. Robertson	2010	$3,125	$4,137	$7,262
Peter C. Einselen	2010	$3,125	$4,137	$7,262
Mark K. Patterson	2010	$3,938	$2,586	$6,524

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation.

(2)
During 2010, each of Mr. Robertson and Mr. Einselen was granted an option award on January 8, 2010 exercisable for 100,000 shares of our common stock, respectively.  Mr. Patterson was granted an option award on September 8, 2010 exercisable for 100,000 shares of our common stock

Equity Compensation Plan Information
Year Ended December 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1992, 1997, 1999, 2003 and 2006)	3,155,000	$0.75	3,195,000

Equity compensation plans not approved by security holders (1)	4,210,000	$0.62	5,284,000

Total	7,365,000	$0.67	8,479,000

(1)           Includes the following equity compensation plans:

•
In 2006, we established the 2006 Independent Sales Agent Stock Option Plan (the "Sales Agent Plan") to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business.  Generally, the Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 115% of the fair market value of our common stock on the date of grant.

•
In 2005, we established the 2005 Independent Sales Agent Stock Option Plan (the "2005 Sales Agent Plan") to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business.  Generally, the 2005 Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of March 14, 2011, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

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

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage Of Ownership

(i) Directors and Executive Officers
Harry Wachtel	6,262,000	(2)	18.6%
Thomas C. Robertson	705,000	(3)	2.1%
Peter C. Einselen	802,000	(4)	2.4%
Mark K. Patterson
Mark Weiss	864,000	(6)	2.6%
William I. Wunderlich	1,322,000	(7)	3.9%
Michael P. Williams	616,000	(5)	1.8%

All executive officers and directors as a group (7 persons)	9,311,000	(8)	26.4%

(ii) 5% Stockholders
James T. Martin	5,620,000	(9)	16.7%
Kinderhook Partners, LP	6,278,000	(9)	18.7%
Investors Management Corporation	4,395,000	(9)	13.1%

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

(2)	Includes 1,259,000 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements.
(3)	Includes 475,000 shares issuable upon the exercise of stock options.
(4)	Includes 498,000 shares issuable upon the exercise of stock options
(5)	Includes 613,000 shares issuable upon the exercise of stock options.
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

Certain relationships and related transactions

None.

Director Independence

Our Board has determined that Mark Patterson, Thomas Robertson and Peter Einselen (the "Independent Directors") are independent as that term is defined in the listing standards of the Nasdaq.  As disclosed above, Messrs. Patterson, Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

In determining director independence, the board of directors considered the option awards to the Independent Directors for the year ended December 31, 2010, disclosed in "Item 11 – Executive Compensation – Director Compensation" above, and determined that such awards were compensation for services rendered as directors and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Audit fees	$109,000	$106,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$109,000	$106,000

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b)	Exhibits:

Exhibit No.	Description

No. 3A	Certificate of Incorporation of the Company, as amended. (6)

No. 3B	Amended and Restated By-Laws of the Company. (3)

No. 4A	Specimen Stock Certificate. (1)

No. 10A	**1992 Stock Option Plan. (2)

No. 10B	**1997 Stock Option Plan. (4)

No. 10C	**1997 Non-Employee Stock Option Plan. (4)

No. 10D	**1999 Stock Option Plan. (5)

No. 10E	**2003 Stock Option Plan. (8)

No. 10F	**2005 Independent Sales Agent Stock Option Plan. (9)

No. 10G	**2006 Stock Option Plan. (9)

No. 10H	**2006 Independent Sales Agent Stock Option Plan. (9)

No. 10I	Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. (10)

No. 10J	First Amendment to the Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. dated March 24, 2010.(11)

No. 10K	**Amendment to each of the existing AutoInfo Incentive Compensation Plans, dated October 7, 2010.*

No. 10L	Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated January 1, 2011. (12)

No. 10M	Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2011. (12)

No. 10N	Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated January 1, 2011. (12)

No. 14A	Code of Ethics. (7)

No. 21A	Subsidiaries of the Registrant. (7)

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
*Filed as an exhibit hereto.
**Management contract or compensatory plan or arrangement.

(1)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.
(2)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(3)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(4)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.

(5)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
(6)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.
(7)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.
(8)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.
(9)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.
(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference.
(12)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated February 7, 2011 and is incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 17, 2011 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel
Harry M. Wachtel, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel	President, Chief Executive Officer and
Harry M. Wachtel	Chairman of the Board (Principal Executive Officer)	March 17, 2011

/s/ William I. Wunderlich	Chief Financial Officer
William I. Wunderlich	(Principal Accounting Officer)	March 17, 2011

/s/ Mark Weiss
Mark Weiss	Director	March 17, 2011

/s/ Peter C. Einselen
Peter C. Einselen	Director	March 17, 2011

/s/ Thomas C. Robertson
Thomas C. Robertson	Director	March 17, 2011

/s/ Mark K. Patterson
Mark K. Patterson	Director	March 17, 2011

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AutoInfo, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 17, 2011
Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS (Note 3)
Current assets:
Cash and cash equivalents	$316,000	$67,000
Accounts receivable, net of allowance for doubtful accounts of $392,000 and $420,000 as of December 31, 2010 and 2009, respectively	49,736,000	36,068,000
Deferred income taxes (Note 4)	135,000	985,000
Prepaid expenses	1,139,000	1,182,000
Current portion of advances and other assets (Note 2)	2,117,000	3,183,000

Total current assets	53,443,000	41,485,000

Fixed assets, net of depreciation	479,000	523,000

Advances and other assets, net of current portion (Note 2)	12,805,000	12,197,000

	$66,727,000	$54,205,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,188,000	$17,631,000

Loan payable (Note 3)	22,432,000	18,650,000

Commitments and contingencies (Note 5)

Stockholders' equity : (Note 6)
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 33,513,000 and 33,496,000 as of December 31, 2010 and 2009, respectively	34,000	34,000
Additional paid-in capital	20,228,000	20,100,000
Retained earnings (deficit)	845,000	(2,210,000)

Total stockholders' equity	21,107,000	17,924,000

	$66,727,000	$54,205,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2010	2009

Gross revenues
Transportation services	$277,622,000	$182,444,000
Agent support services	2,079,000	1,455,000
Total revenues	279,701,000	183,899,000

Cost of transportation	226,093,000	146,721,000

Gross profit	53,608,000	37,178,000

Commissions	39,463,000	26,816,000
Operating expenses	8,469,000	7,534,000
	47,932,000	34,350,000

Income from operations	5,676,000	2,828,000

Interest expense	701,000	478,000

Income before income taxes	4,975,000	2,350,000
Income taxes (Note 4)	1,920,000	932,000

Net income	$3,055,000	$1,418,000

Net income per share:
Basic and diluted	$.09	$.04

Weighted average number of common shares:
Basic	33,500,000	32,997,000
Diluted	34,490,000	34,263,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares of Common Stock Outstanding	Common Stock	Additional Paid - In Capital	Retained Earnings (Deficit)

Balance, January 1, 2009	32,946,000	$33,000	$19,904,000	$(3,628,000)

Exercise of stock options	550,000	1,000	70,000

Stock-based compensation expense			126,000

Net income				1,418,000

Balance, December 31, 2009	33,496,000	$34,000	$20,100,000	$(2,210,000)

Exercise of stock options	17,000

Stock-based compensation expense			128,000

Net income				3,055,000

Balance, December 31, 2010	33,513,000	$34,000	$20,228,000	$845,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,055,000	$1,418,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	(28,000)	50,000
Depreciation and amortization expenses	229,000	251,000
Stock-based compensation expense	128,000	126,000
Deferred income taxes	850,000	795,000

Changes in operating assets and liabilities:
Accounts receivable	(13,640,000)	(6,255,000)
Prepaid expenses	43,000	(622,000)
Accounts payable and accrued liabilities	5,557,000	5,328,000

Net cash provided by (used in) operating activities	(3,806,000)	1,091,000

Cash flows from investing activities:
Advances and other assets	458,000	(5,787,000)
Capital expenditures	(185,000)	(185,000)

Net cash provided by (used in) investing activities	273,000	(5,972,000)

Cash flows from financing activities:
Exercise of stock options	-	71,000
Increase in loan payable, net	3,782,000	4,487,000

Net cash provided by financing activities	3,782,000	4,558,000

Net change in cash and cash equivalents	249,000	(323,000)
Cash and cash equivalents, beginning of year	67,000	390,000

Cash and cash equivalents, end of year	$316,000	$67,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers' needs. The Company's brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, gross profit and net income of approximately $279.7 million, $53.6 million and $3.1 million, respectively.

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

Accounting Standards Codification Topic 605-45 "Revenue Recognition – Principal Agent Considerations" (ASC 605-45), establishes criteria for recognizing revenues on a gross or net basis. The Company is the primary obligor in its transactions, has all credit risk, maintains substantially all risk and rewards, has discretion in selecting the supplier, and has latitude in pricing decisions.  Accordingly, the Company records all transactions at the gross amount, consistent with the provisions of ASC 605-45.

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

Fixed Assets

Fixed assets as of December 31, 2010 and 2009, consisting predominantly of furniture, fixtures, equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees' first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees' eligible compensation.  In May 2009, the plan was modified eliminating matching contributions by the Company. 401(K) expense charged to operations in 2009 was $49,000.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 990,000 and 1,266,000 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.   Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805) – Business Combinations.  This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The new disclosures are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011.  We will adopt the new disclosure requirements when a business combination occurs and do not expect the adoption will have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Topic 855) – Subsequent Events.  This ASU, which was effective upon issuance, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption of this update did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) – Fair Value Measurement and Disclosures.  This ASU requires additional disclosures about significant transfers into and out of level 1 and 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective January 1, 2011.  The adoption of this update did not have, and is not expected to have, a material impact on our consolidated financial statements.

Segment Information

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Note 2 - Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2010	2009

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlying contracts from three to five years	$770,000	$933,000

Non-interest bearing advances to independent sales agents repayable at the end of the underlying contracts at various dates through 2015	1,119,000	1,052,000

Loans to independent sales agents bearing interest at prime, prime plus 1%, 8% and 20%, repayable at various dates through 2015	10,728,000	10,032,000

Due from independent sales agents and employees consisting of non-interest bearing loans, agent chargebacks, and advanced commissions expected to be earned / repaid through 2015	2,305,000	3,363,000

	14,922,000	15,380,000
Less: current portion	2,117,000	3,183,000

	$12,805,000	$12,197,000

Advances and other assets are expected to be earned / repaid as follows:

2011	$2,117,000
2012	719,000
2013	9,920,000
2014	205,000
2015	1,961,000
$14,922,000

Note 3 - Debt

Loan Payable

In February 2009, the Company entered into a $30.0 million line of credit with Regions Bank, secured by substantially all assets of the Company. At December 31, 2010, we had a balance outstanding of $22,432,000 pursuant to this line of credit. The line of credit replaced the $20.0 million line of credit with Wachovia Bank, expires in March 2012, provides for interest at the LIBOR plus 1 1/2% with a minimum of 3%, and the maintenance of certain financial covenants. As of December 31, 2009, the company was in violation of the debt to earnings ratio covenant and has obtained a waiver of this violation as of March 15, 2010.  In addition, the waiver modified interest rates to LIBOR plus 2 1/2% with a minimum of 3.5%, returning to the original interest rate when compliance with the covenant is achieved. Compliance with the debt to earnings ratio was achieved in the third quarter of 2010.

Note 4 - Income Taxes

For the years ended December 31, 2010 and 2009, the provision for income taxes consisted of the following:

	2010		2009
	Current	Deferred	Current	Deferred

Income tax expense (benefit) before application of operating loss carryforwards	$2,055,000	$(135,000)	$932,000	$-
Income tax expense (benefit) of operating loss carryforwards	(985,000)	985,000	(795,000)	795,000

Income tax expense	$1,070,000	$850,000	$137,000	$795,000

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal Statutory Rate for the years ended December 31, 2010 and 2009:

	2010	2009
Federal Statutory Rate	34.0%	34.0%

State income taxes, net of federal benefit	4.6	5.6
	38.6%	39.6%

Deferred taxes are comprised of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Deferred tax asset:
Net operating loss carryforward	-	$985,000
Allowance for doubtful accounts	$135,000	-

	$135,000	$985,000

As of December 31, 2010, the Company has utilized all available net operating loss carryforwards.

Note 5 - Commitments and Contingencies

Leases

The Company is obligated under non-cancelable operating leases for premises expiring in August 2015. Future minimum lease payments are $78,000, $78,000, $80,000, $82,000 and $56,000 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively. Rent expense for the years ended December 31, 2010 and 2009 was $232,000 and $224,000, respectively.

Other Agreements

The Company has employment agreements with Messrs. Wachtel and Wunderlich, its chief executive officer and chief financial officer, respectively, who are also stockholders and Mr. Williams, its chief operating officer.  The agreements with Messrs. Wachtel and Wunderlich, which were to expire on December 31, 2011, provided for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company's consolidated pre-tax profit (as defined) up to $1,250,000 and 5% of consolidated pre-tax profit in excess of $1,250,000, respectively. Under the terms of the agreements, annual salaries and bonuses shall not exceed $750,000 and $675,000 for Messrs. Wachtel and Wunderlich, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $360,000 and $208,000 for the years ended December 31, 2010 and 2009, respectively. The agreement with Mr. Williams, which was to expire on December 31, 2011, provided for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term and, commencing with the year ended December 31, 2010, a bonus equal to 2% of consolidated pre-tax profit and for the year ended December 31, 2009, 1% of consolidated pre-tax profit. Accordingly, a bonus of $119,000 and $29,000 was paid for the year ended December 31, 2010 and 2009, respectively.

In February 2011, Messrs. Wachtel, Wunderlich and Williams entered into new employment agreements. The agreements with Messrs. Wachtel and Wunderlich, which expire on December 31, 2015, provide for no change in the minimum annual compensation, bonus and maximum compensation. The agreement with Mr. Williams, which expires on December 31, 2015,  provides for a minimum annual salary of  $205,000 and an annual bonus equal to 2% of our first $3,000,000 of the Company's consolidated pre-tax profit (as defined)  plus an additional: (i) three percent (3%) of any of the Company's consolidated pre-tax profit in excess of $3,000,000 but less than or equal to $4,000,000; (ii) four percent (4%) of any of the Company's consolidated pre-tax profit  in excess of $4,000,000 but less than or equal to $5,000,000; and (iii) five percent (5%) of any of the Company's consolidated pre-tax profit  in excess of $5,000,000; provided, however, the total annual aggregate salary and bonus payable to Mr. Williams is limited to a maximum of $485,000. The agreements also provide that in  the event of a change in control (as defined therein), Messrs. Wachtel, Wunderlich and Williams shall each receive a lump-sum cash payment equal to one and one-half times the respective named executive officer's minimum annual compensation (as defined therein), plus one and one-half times of his average annual bonus for the prior two years.  Further, upon a change in control, we may, within a specified period, terminate the named executive officer's employment with us without further liability to the named executive officer other than with respect to the provision of continued medical coverage through December 31, 2015.

Litigation

The Company is involved in certain litigation arising in the ordinary course of its business.  In the opinion of management, these matters will not have a material adverse effect on the Company's financial position or liquidity.

Note 6 - Stockholders' Equity

Stock Option Plans

The Company has seven stock option plans; its 1992, 1997, 1999, 2003, 2005 and two 2006 Plans (collectively, the Plans). Pursuant to the Plans, a total of 18,850,000 shares of common stock were made available for grant of stock options.  Under the Plans, options have been granted to key personnel to purchase shares at not less than fair market value on the date of grant. Stock options generally vest ratably over a period of three to five years from the date of grant and must be exercised within ten years from the date of grant.  The Company's policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company's historical experience and future expectations. No further grants will be made under the 1992, 1997 or 1999 Plans.

Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company.  Out of the total options outstanding of 7,365,000 as of December 31, 2010, 5,160,000 have been granted to independent sales agents.

Option activity for the years ended December 31, 2010 and 2009 was as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2009	11,604,000	$.73	3.2	$-
Forfeited	(1,850,000)	.55
Exercised	(550,000)	.12
Granted	1,898,000	.30

Outstanding, December 31, 2009	11,102,000	$.72	4.1	$-
Forfeited / Expired	(4,455,000)	.76
Exercised	(132,000)	.35
Granted	850,000	.54

Outstanding December 31, 2010	7,365,000	$.67	2.1	$-
Exercisable, December 31, 2010	4,688,000	$.75	1.9	$-

As of December 31, 2010, there were 8,479,000 shares of common stock available for issuance pursuant to future stock option grants.  Additional information regarding options outstanding as of December 31, 2010 is as follows:

		Options outstanding			Options exercisable
Range of exercise prices		Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price

$	$ .05 - .20	223,000	2.2	$.16	223,000	$.16
	.24 - .65	4,215,000	3.1	.43	2,191,000	.47
	.72 - .88	1,015,000	2.3	.85	736,000	.85
	1.00 – 1.48	1,912,000	1.6	1.17	1,538,000	1.18
$	$ .05 – 1.48	7,365,000	2.1	$.67	4,688,000	$.75

Weighted average grant-date fair value of options granted:

2010	$.54
2009	$.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2010	2009

Risk-free interest rate	2.25%	2.25%
Expected dividend yield	0%	0%
Expected volatility factor	15.59%	13.60%
Expected option term, in years	5.76	5.42

The Company recognized stock-based compensation expense related to stock options of $128,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had $197,000 of unrecognized stock-based compensation expense related to nonvested stock option plans that will be recognized over a period of five years.

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

Cash and cash equivalents, accounts receivable, advances and other assets, accounts payable and accrued liabilities and loan payable are carried at amounts which reasonably approximate fair value.

Note 8 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2010 Quarter Ended
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$56,430,000	$69,070,000	$73,475,000	$78,647,000
Agent support services	485,000	491,000	488,000	615,000
	$56,915,000	$69,561,000	$73,963,000	$79,262,000

Net income	$425,000	$728,000	$833,000	$1,069,000

Basic net income per share	$.01	$.02	$.02	$.04
Diluted net income per share	$.01	$.02	$.02	$.04

	Year Ended December 31, 2009 Quarter Ended (1)
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$34,993,000	$43,794,000	$48,847,000	$54,810,000
Agent support services	320,000	321,000	362,000	452,000
	$35,313,000	$44,115,000	$49,209,000	$55,262,000

Net income	$216,000	$390,000	$358,000	$454,000

Basic net income per share	$.01	$.01	$.01	$.01
Diluted net income per share	$.01	$.01	$.01	$.01

(1)
Gross revenues for the quarters ended March 31 and June 30 have been adjusted to reflect the revenues of both operating segments. This reallocation did not result in a change in net income, as previously reported.

Note 9 - Supplemental Disclosure of Cash Flow Information and Non-Cash Financing Activities

Cash paid for interest in 2010 and 2009 was $701,000 and $478,000, respectively.

The Company paid income taxes of $238,000 and $181,000 for the years ended December 31, 2010 and 2009, respectively.

During 2009, the Company obtained a $30.0 million line of credit from Regions Bank. In connection with this transaction, the Company's previous line of credit with Wachovia Bank was paid in full.

Note 10 - Segment Reporting

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents' businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Our gross profits, expenses, and total assets by segment as of and for the years ended December 31, 2010 and 2009 are summarized below:

2010	Transportation Services	Agent Support Services	Total

Gross revenues	$277,622,000	$2,079,000	$279,701,000
Direct freight	226,093,000	-	226,093,000
Gross profit	51,529,000	2,079,000	53,608,000
Commissions	39,463,000	-	39,463,000
Operating expenses	8,201,000	268,000	8,469,000
Interest expense	701,000	-	701,000
Income taxes	1,221,000	699,000	1,920,000
Net income	$1,943,000	$1,112,000	$3,055,000

Assets	$51,805,000	$14,922,000	$66,727,000

2009	Transportation Services	Agent Support Services	Total

Gross revenues	$182,444,000	$1,455,000	$183,899,000
Direct freight	146,721,000	-	146,721,000
Gross profit	35,723,000	1,455,000	37,178,000
Commissions	26,816,000	-	26,816,000
Operating expenses	7,295,000	239,000	7,534,000
Interest expense	478,000	-	478,000
Income taxes	449,000	483,000	932,000
Net income	$685,000	$733,000	$1,418,000

Assets	$38,825,000	$15,380,000	$54,205,000