Form 10-Q
period 2011-03-31
AUTOINFO INC
filed 2011-05-12
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:                    MARCH 31, 2011

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

YES     ☐                  NO   ☒

The Registrant had 34,042,728 shares of common stock outstanding as of May 11, 2011.

AUTOINFO, INC. AND SUBSIDIARIES

Index

PART I - FINANCIAL INFORMATION

Item 1.                     CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$203,000	$316,000
Accounts receivable, net of allowance for doubtful accounts of $482,000 and $392,000 as of March 31, 2011 and December 31, 2010, respectively	46,840,000	49,736,000
Current portion of advances and other assets	1,672,000	2,117,000
Prepaid expenses	1,396,000	1,139,000
Deferred income taxes	135,000	135,000

Total current assets	50,246,000	53,443,000

Fixed assets, net of accumulated depreciation	505,000	479,000

Advances and other assets, net of current portion	13,463,000	12,805,000

Total assets	$64,214,000	$66,727,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$24,267,000	$23,188,000

Loan payable	18,130,000	22,432,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 33,740,000 and 33,513,000 as of March 31, 2011 and December 31, 2010, respectively	34,000	34,000
Additional paid-in capital	20,277,000	20,228,000
Retained earnings	1,506,000	845,000

Total stockholders’ equity	21,817,000	21,107,000

Total liabilities and stockholders’ equity	$64,214,000	$66,727,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2011	2010

Gross revenues
Transportation services	$74,944,000	$56,430,000
Agent support services	535,000	485,000
Total revenues	75,479,000	56,915,000

Cost of transportation	61,787,000	46,023,000

Gross profit	13,692,000	10,892,000

Commissions	10,076,000	8,053,000
Operating expenses	2,376,000	1,978,000
	12,452,000	10,031,000

Income from operations	1,240,000	861,000
Interest expense	161,000	161,000

Income before income taxes	1,079,000	700,000
Income taxes (Note 2)	418,000	275,000

Net income	$661,000	$425,000

Net income per share
Basic	$.02	$.01
Diluted	$.02	$.01
Weighted average number of common shares
Basic	33,604,000	33,496,000
Diluted	35,315,000	34,361,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$661,000	$425,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	90,000	102,000
Depreciation and amortization	52,000	60,000
Stock-based compensation expense	33,000	32,000
Deferred income taxes	-	235,000
Changes in operating assets and liabilities:
Accounts receivable	2,806,000	(2,510,000)
Prepaid expenses	(257,000)	(304,000)
Accounts payable and accrued liabilities	1,079,000	1,503,000

Net cash provided by (used in) operating activities	4,464,000	(457,000)

Cash flows from investing activities:
Advances and other assets	(213,000)	(414,000)
Capital expenditures	(79,000)	(52,000)
Net cash used in investing activities	(292,000)	(466,000)

Cash flows from financing activities:
Exercise of stock options	17,000	-
Increase (decrease) in loan payable, net	(4,302,000)	1,297,000
Net cash provided by (used in) financing activities	(4,285,000)	1,297,000

Net change in cash and cash equivalents	(113,000)	374,000
Cash and cash equivalents, beginning of period	316,000	67,000

Cash and cash equivalents, end of period	$203,000	$441,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” and  “Risk Factors” in  our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the United States Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto contained in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fixed Assets

Fixed assets as of March 31, 2011 and December 31, 2010, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,711,000 and 865,000, respectively, for the three month periods ended March 31, 2011 and 2010.

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

Index

Note 2-  Income Taxes

For the three month periods ended March 31, 2011 and 2010, respectively, the provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2011		2010
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$418,000	$-	$275,000	$-
Tax expense (benefit) of operating loss carryforwards	-	-	(235,000)	235,000

Income tax expense	$418,000	$-	$40,000	$235,000

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

Gross profits, expenses, and total assets by segment as of and for the three months ended March 31, 2011 and 2010 are summarized below:

	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total
	2011			2010

Gross revenues	$74,944,000	$535,000	$75,479,000	$56,430,000	$485,000	$56,915,000
Direct freight	61,787,000	-	61,787,000	46,023,000	-	46,023,000
Gross profit	13,157,000	535,000	13,692,000	10,407,000	485,000	10,892,000
Commissions	10,076,000	-	10,076,000	8,053,000	-	8,053,000
Operating expenses	2,311,000	65,000	2,376,000	1,912,000	66,000	1,978,000
Interest expense	161,000	-	161,000	161,000	-	161,000
Income taxes	236,000	182,000	418,000	110,000	165,000	275,000
Net income	$373,000	$288,000	$661,000	$171,000	$254,000	$425,000

Assets	$49,079,000	$15,135,000	$64,214,000	$41,668,000	$15,794,000	$57,462,000

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

Our contractual arrangement with one of our significant independent agents provides for the agent’s retention of all of the gross profit earned on the transactions it generates.  The agent pays us interest on loans and advances we extend to it at rates ranging from 8% to 20% plus a fee equal to 25% of the agent’s pre-tax income, as defined in the applicable agreement.  In addition, the agent has granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the agent’s business.

During the three month periods ended March 31, 2011 and 2010, we received interest payments of $489,000 and $453,000, respectively, on loans and advances to this agent but no incremental amounts were earned since the agent did not generate pre-tax income in 2011 or 2010.  Future fee revenue is dependent upon several factors including the continuation of the economic recovery and the agent’s continued revenue growth and implementation of cost control measures.

This significant agent generated approximately 42% and 45% of gross transportation services revenues for the three months ended March 31, 2011 and 2010, respectively.

Index

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.  We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

Results of operations

Comparison of the three months ended March 31, 2011 and 2010

Revenues

Gross revenues totaled $75,479,000 for the quarter ended March 31, 2011, as compared with $56,915,000 in the same prior year period, an increase of approximately 33%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $74,944,000 for the quarter ended March 31, 2011, as compared with $56,430,000 in the same prior year period, an increase of approximately 33%.  Gross profits were $13,157,000 for the quarter ended March 31, 2011, as compared with $10,407,000 in the prior year period, an increase of approximately 26%. This is the result primarily of the increased cost of purchased transportation based upon an increase in fuel prices, the demand for transportation and a decrease in the availability of truck capacity.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $535,000 for the quarter ended March 31, 2011, as compared with $485,000 in the same prior year period, an increase of approximately 10%. This increase is the direct result of the increase in interest bearing loans and advances from $10.5 million at March 31, 2010 to $11.1 million at March 31, 2011.

Costs and expenses

Commissions, all of which were attributable to our transportation services segment, totaled $10,076,000 for the quarter ended March 31, 2011, as compared with $8,053,000 in the same prior year period, an increase of 25%.  This increase is the result of the increase in gross profits. As a percentage of gross profit from transportation services, commissions were 76.6% for the quarter ended March 31, 2011 as compared with 77.4% in the prior year.

Operating expenses totaled $2,376,000 for the quarter ended March 31, 2011, as compared to $1,978,000 in the same prior year period, an increase of 20.1%.  For the quarter ended March 31, 2011, $2,311,000 of these expenses were attributable to our transportation services segment and $65,000 were attributable to our agent support services segment, as compared with $1,912,000 attributable to our transportation services segment and $66,000 attributable to our agent support services segment in the same prior year period.  As a percentage of gross profit, the aggregate operating expenses for both segments were 17.4% for the quarter ended March 31, 2011, as compared with 18.2% in the same prior year period.  This percentage of gross profit decrease is the direct result of a significant increase in gross revenues, cost containment measures and our ability to leverage administrative overhead with growth. We presently have adequate facilities and management to handle the present and anticipated transaction volume in 2011 without a significant increase in overhead.

Interest expense, all of which was attributable to our transportation services segment, was $161,000 for the quarters ended March 31, 2011 and 2010.

Index

Income tax

Income tax expense for the quarter ended March 31, 2011 was $418,000 consisting of federal income taxes of $357,000 and state income taxes of $61,000 compared to $275,000 for the same prior year period consisting of the utilization of the deferred tax benefit of $235,000 and state income taxes of $40,000.  The increase in income taxes is directly related to higher pre-tax income.

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

For the quarter ended March 31, 2011, our gross revenues increased to $75.5 million from $56.9 million in the same prior year period. Factors that could adversely affect our operating results include:

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

Index

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

At March 31, 2011, we had an outstanding balance of $18,130,000 under our $30 million line of credit.  In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, based upon the maintenance of certain financial covenants.  We believe that we have sufficient working capital to meet our short-term operating needs.

At March 31, 2011, we had liquid assets of approximately $203,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of March 31, 2011 and 2010 was $18,130,000 and $19,947,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of March 31, 2011 and 2010, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2011		2010

Line of Credit	18,130,000	3.00%	19,947,000	3.00%

Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2011.

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

Item 4.                     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II - OTHER INFORMATION

Item 6.                     EXHIBITS

Exhibit No.	Description

10A	Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated January 1, 2011. (1)

10B	Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2011. (1)

10C	Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated January 1, 2011. (1)

10D	Second Amendment to the Loan and Security Agreement, dated April 28, 2011, between AutoInfo, Inc. and Regions Bank. (2)

31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______________________
*Filed as an exhibit hereto.
(1) Filed with the SEC on February 8, 2011 as an exhibit to our Current Report on Form 8-K and is incorporated herein by reference.
(2) Filed with the SEC on May 3, 2011 as an exhibit to our Current Report on Form 8-K and is incorporated herein by reference.

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

Date: May 11, 2011