Form 10-Q
period 2011-06-30
AUTOINFO INC
filed 2011-08-05
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:         JUNE 30, 2011

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

YES ☐                      NO ☒

The number of shares outstanding of the Registrant’s common stock as of August 3, 2011:   34,042,728 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

		Page

Part I. Financial Information:

Item 1.	Consolidated Financial Statements:	3

	Balance Sheets
	June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

	Statements of Income (unaudited)
	Three and Six months ended June 30, 2011 and 2010	4

	Statements of Cash Flows (unaudited)
	Six months ended June 30, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 6.	Exhibits	17

Signatures		18

PART I - FINANCIAL INFORMATION

Item 1.             CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$375,000	$316,000
Accounts receivable, net of allowance for doubtful accounts of $841,000 and $392,000 as of June 30, 2011 and December 31, 2010, respectively	50,083,000	49,736,000
Current portion of advances and other assets	10,615,000	2,117,000
Prepaid expenses	1,535,000	1,139,000
Deferred income taxes	135,000	135,000

Total current assets	62,743,000	53,443,000

Fixed assets, net of accumulated depreciation	591,000	479,000

Advances and other assets, net of current portion	4,677,000	12,805,000

Total assets	$68,011,000	$66,727,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$26,229,000	$23,188,000

Loan payable	19,028,000	22,432,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,043,000 and 33,513,000 as of June 30, 2011 and December 31, 2010, respectively	34,000	34,000
Additional paid-in capital	20,310,000	20,228,000
Retained earnings	2,410,000	845,000

Total stockholders’ equity	22,754,000	21,107,000

Total liabilities and stockholders’ equity	$68,011,000	$66,727,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Gross revenues
Transportation services	$161,381,000	$125,500,000	$86,438,000	$69,070,000
Agent support services	1,063,000	976,000	527,000	491,000
Total revenues	162,444,000	126,476,000	86,965,000	69,561,000

Purchased transportation	132,788,000	102,526,000	71,001,000	56,503,000
Commissions	21,788,000	17,715,000	11,711,000	9,662,000
Operating expenses	5,036,000	3,994,000	2,661,000	2,016,000
	159,612,000	124,235,000	85,373,000	68,181,000

Income from operations	2,832,000	2,241,000	1,592,000	1,380,000
Interest expense	283,000	354,000	122,000	193,000

Income before income taxes	2,549,000	1,887,000	1,470,000	1,187,000
Income taxes (Note 2)	984,000	734,000	565,000	459,000

Net income	$1,565,000	$1,153,000	$905,000	$728,000

Net income per share:
Basic	$.05	$.03	$.03	$.02
Diluted	$.04	$.03	$.03	$.02

Weighted average number of common shares:
Basic	33,760,000	33,496,000	33,916,000	33,496,000
Diluted	35,415,000	34,548,000	35,515,000	34,711,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,565,000	$1,153,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	449,000	277,000
Depreciation and amortization	104,000	128,000
Stock-based compensation expense	65,000	63,000
Deferred income taxes	-	627,000
Changes in operating assets and liabilities:
Accounts receivable	(796,000)	(8,106,000)
Prepaid expenses	(396,000)	(406,000)
Accounts payable and accrued liabilities	3,039,000	2,880,000

Net cash provided by (used in) operating activities	4,030,000	(3,384,000)

Cash flows from investing activities:
Advances and other assets	(370,000)	102,000
Capital expenditures	(215,000)	(73,000)
Net cash provided by (used in) investing activities	(585,000)	29,000

Cash flows from financing activities:
Exercise of stock options	18,000	-
Increase (decrease) in loan payable, net	(3,404,000)	3,358,000
Net cash provided by (used in) financing activities	(3,386,000)	3,358,000

Net change in cash and cash equivalents	59,000	3,000
Cash and cash equivalents, beginning of period	316,000	67,000

Cash and cash equivalents, end of period	$375,000	$70,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the sections entitled “Business,” and “Risk Factors” in  our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the United States Securities and Exchange Commission (“SEC”), which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements.

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

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, income from operations and net income of approximately $279.7 million, $5.7 million and $3.1 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fixed Assets

Fixed assets as of June 30, 2011 and December 31, 2010, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,599,000 and 1,215,000, and 1,655,000 and 1,052,000, respectively, for the three and six month periods ended June 30, 2011 and 2010, respectively.

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

Note 2- Income Taxes

For the three and six month periods ended June 30, 2011 and 2010, respectively, the provision for income taxes consisted of the following:

	Three Months Ended June 30,
	2011		2010
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$565,000	$-	$459,000	$-
Tax expense (benefit) of operating loss carryforwards	-	-	(392,000)	392,000

Income tax expense	$565,000	$-	$67,000	$392,000

	Six Months Ended June 30,
	2011		2010
	Current	Deferred	Current	Deferred
Tax expense before application of operating loss carryforwards	$984,000	$-	$734,000	$-
Tax expense (benefit) of operating loss carryforwards	-	-	(627,000)	627,000

Income tax expense	$984,000	$-	$107,000	$627,000

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

Results of operations by segment for the three and six months ended June 30, 2011 and 2010 as well as total assets as of June 30, 2011 and 2010, are summarized below:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$86,438,000	$527,000	$86,965,000	$69,070,000	$491,000	$69,561,000
Purchased transportation	71,001,000	-	71,001,000	56,503,000	-	56,503,000
Commissions	11,711,000	-	11,711,000	9,662,000	-	9,662,000
Operating expenses	2,595,000	66,000	2,661,000	1,943,000	73,000	2,016,000
Income from operations	1,131,000	461,000	1,592,000	962,000	418,000	1,380,000
Interest expense	122,000		122,000	193,000	-	193,000
Income taxes	388,000	177,000	565,000	297,000	162,000	459,000
Net income	$621,000	$284,000	$905,000	$472,000	$256,000	$728,000

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$161,381,000	$1,063,000	$162,444,000	$125,500,000	$976,000	$126,476,000
Purchased transportation	132,788,000	-	132,788,000	102,526,000	-	102,526,000
Commissions	21,788,000	-	21,788,000	17,715,000	-	17,715,000
Operating expenses	4,905,000	131,000	5,036,000	3,855,000	139,000	3,994,000
Income from operations	1,900,000	932,000	2,832,000	1,404,000	837,000	2,241,000
Interest expense	283,000	-	283,000	354,000	-	354,000
Income taxes	624,000	360,000	984,000	408,000	326,000	734,000
Net income	$993,000	$572,000	$1,565,000	$642,000	$511,000	$1,153,000

Assets	$52,719,000	$15,292,000	$68,011,000	$46,381,000	$15,278,000	$61,659,000

Note 4 - Subsequent Event

On July 8, 2011 the Company acquired substantially all of the operating assets of the truck agent business division from a significant agent.  Under the terms of the Acquisition Agreement, as filed by the Company on Form 8-K on July 13, 2011, the Company acquired from the agent all right, title and interest in and to all of the assets and properties, tangible and intangible, owned, held or used in connection with the truck agent business division.  The purchase price for the acquired assets totaled approximately $10 million and principally consisted of an unconditional release and discharge of the agent from approximately $9.4 million of indebtedness due to the Company and its affiliated entities plus the assumption of certain liabilities.

Prior to the acquisition, and since 2007, this agent was a significant independent agent of the Company to which the Company provided agent support services, including loans and advances.  The Company received interest on the loans and advances extended to the agent at rates ranging from 8% to 20% and was entitled to receive a fee equal to 25% of the agent’s pre-tax income, if any. However, no pre-tax income was generated during the periods preceding June 30, 2011.  Pursuant to the Acquisition Agreement, all previous contractual arrangements between the Company and its affiliated entities and the agent were terminated.  The Company will continue to provide the agent with certain support services for its asset based trucking business and brokerage business through December 31, 2011.

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

During 2010 and the six month period ended June 30, 2011, our contractual arrangement with one of our significant independent agents (the “Agent”) provided for the Agent’s retention of all of the gross profit earned on the transactions it generates.  The Agent paid us interest on loans and advances we extended to it at rates ranging from 8% to 20% plus a fee equal to 25% of the Agent’s pre-tax income, as defined in the applicable agreement.  In addition, the Agent had granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the Agent’s business.

On July 8, 2011 we acquired substantially all of the operating assets of the truck agent business division from the Agent.  Under the terms of the Acquisition Agreement, as filed by the Company on Form 8-K on July 13, 2011, we acquired from the Agent all right, title and interest in and to all of the assets and properties, tangible and intangible, owned, held or used in connection with the truck agent business division.  The purchase price for the acquired assets totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Agent from approximately $9.4 million of indebtedness due to the Company and its affiliated entities plus the assumption of certain liabilities. Pursuant to the Acquisition Agreement, all previous contractual arrangements between the Company and its affiliated entities and the Agent were terminated, including cancellation of the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Agent’s business.  We will continue to provide the Agent with certain support services for its asset based trucking business and brokerage business divisions through December 31, 2011.

During the three and six month periods ended June 30, 2011 and 2010, we received interest payments of $507,000 and $473,000, and $996,000 and $926,000, respectively, on loans and advances to this Agent but no incremental amounts were earned on either profit participation or realization on options to acquire equity since the Agent did not generate pre-tax income in 2011 or 2010.

This significant Agent generated approximately 40% and 42%, and 41% and 43% of our gross transportation services revenues for the three and six months ended June 30, 2011 and 2010, respectively.

We are presently profitable and believe that we have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.  During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.

Results of operations

For the three and six months ended June 30, 2011 and 2010

Revenues

For the three months ended June 30, 2011 and 2010:

Gross revenues totaled $86,965,000 for the three months ended June 30, 2011, as compared with $69,561,000 in the same prior year period, an increase of approximately 25%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $86,438,000 for the quarter ended June 30, 2011, as compared with $69,070,000 in the same prior year period, an increase of approximately 25%.  This increase is the direct result of the expansion and growth of the agent network resulting in a 7% increase in the number of transactions and a 13% increase in the average revenue per transaction.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $527,000 for the quarter ended June 30, 2011, as compared with $491,000 in the same prior year period, an increase of approximately 7%. This increase is the direct result of the increase in interest bearing loans and advances from $10.0 million at June 30, 2010 to $11.5 million at June 30, 2011.

For the six months ended June 30, 2011 and 2010:

Gross revenues totaled $162,444,000 for the six months ended June 30, 2011, as compared with $126,476,000 in the same prior year period, an increase of approximately 28%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $161,381,000 for the six months ended June 30, 2011, as compared with $125,500,000 in the same prior year period, an increase of approximately 29%.  This increase is the direct result of the expansion and growth of the agent network resulting in a 12% increase in the number of transactions and a 12% increase in the average revenue per transaction.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $1,063,000 for the six months ended June 30, 2011, as compared with $976,000 in the same prior year period, an increase of approximately 9%. This increase is the direct result of the increase in interest bearing loans and advances from $10.0 million at June 30, 2010 to $11.5 million at June 30, 2011.

Costs and expenses

Purchased transportation

Purchased transportation totaled $71,001,000 for the three months ended June 30, 2011, as compared with $56,503,000 in the same prior year period, an increase of 26%.   This is the direct result of the increase in gross revenues from transportation services.

Purchased transportation totaled $132,788,000 for the six months ended June 30, 2011, as compared with $102,526,000 in the same prior year period, an increase of 30%.   This is the direct result of the increase in gross revenues from transportation services of 28% during the period as well as the increased cost of purchased transportation during the period ended June 30, 2011 based upon an increase in demand for transportation and a decrease in the availability of truck capacity.  This decreased capacity is the direct result of the economic downturn which began at the end of 2008 and continued into 2010 and the negative impact it has had on asset based providers as well as the number of owner operators.

Commissions

Commissions, all of which were attributable to our transportation services segment, totaled $11,711,000 for the three months ended June 30, 2011, as compared with $9,662,000 in the same prior year period, an increase of 21%.  This increase is the result of the increase in gross revenues of 25% offset by an increase in purchased transportation cost of 26% and a decrease of 1% in the rate of commission paid based upon the mix of revenues generated by agents with higher commission rates during the three months ended June 30, 2011.

Commissions, all of which were attributable to our transportation services segment, totaled $21,788,000 for the six months ended June 30, 2011, as compared with $17,715,000 in the same prior year period, an increase of 23%.  This increase is the result of the increase in gross revenues of 25% offset by an increase in purchased transportation cost of 30% and a decrease of .9% in the rate of commission paid based upon the mix of revenues generated by agents with higher commission rates during the six months ended June 30, 2011.

Operating expenses

Operating expenses totaled $2,661,000 for the three months ended June 30, 2011, as compared to $2,016,000 in the same prior year period, an increase of 32%.  For the three months ended June 30, 2011, $2,595,000 of these expenses were attributable to our transportation services segment and $66,000 were attributable to our agent support services segment, as compared with $1,943,000 attributable to our transportation services segment and $73,000 attributable to our agent support services segment in the same prior year period.

Operating expenses totaled $5,036,000 for the six months ended June 30, 2011, as compared to $3,994,000 in the same prior year period, an increase of 26%.  For the six months ended June 30, 2011, $4,906,000 of these expenses were attributable to our transportation services segment and $131,000 were attributable to our agent support services segment, as compared with $3,855,000 attributable to our transportation services segment and $139,000 attributable to our agent support services segment in the same prior year period.

These increases primarily consist of increases in personnel and support service costs as a result of the increase in gross revenues of 25% and 28% for the three and six month periods ended June 30, 2011, respectively.

Interest expense

Interest expense, all of which was attributable to our transportation services segment, was $122,000 for the three months ended June 30, 2011, as compared with $193,000 in the same prior year period, a decrease of approximately 37%.  This decrease is primarily the result of decreased average borrowings under our available line of credit of $2.4 Million to support growth and working capital needs as well as a decrease in interest rates from 3.25% during the three month period ended June 30, 2010 to 2.2% during the three month period June 30, 2011 as a direct result of entering into a modification of our credit facility with Regions Bank in April, 2011.

Interest expense, all of which was attributable to our transportation services segment, was $283,000 for the six months ended June 30, 2011, as compared with $354,000 in the same prior year period, a decrease of approximately 20%.  This decrease is primarily the result of decreased average borrowings and the decrease in interest rates during the three month period ended June 30, 2010 as noted above.

Income tax

Income tax expense for the three months ended June 30, 2011 of $565,000 consisted of federal income taxes of $483,000 and state income taxes of $82,000 compared to $459,000 for the three months ended June 30, 2010 which consisted of the utilization of the deferred tax benefit of $392,000 and state income taxes of $67,000.  The increase in income taxes is directly related to higher pre-tax income.

Income tax expense for the six months ended June 30, 2011 of $984,000 consisted of federal income taxes of $840,000 and state income taxes of $144,000 compared to $734,000 for the three months ended June 30, 2010 which consisted of the utilization of the deferred tax benefit of $627,000 and state income taxes of $107,000.  The increase in income taxes is directly related to higher pre-tax income.

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

For the six months ended June 30, 2011, our total revenues increased to $162.4 million from $126.5 million in the same prior year period. Factors that could adversely affect our operating results include the success of Sunteck in expanding its business operations and general economic conditions.

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

At June 30, 2011, we had an outstanding balance of $19,028,000 under our line of credit and approximately $15,500,000 available for drawdown. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, subject to the maintenance of the following financial covenants: 1) fixed charge coverage ratio not less than 1.30:1; 2) funded debt to EBITDA ratio not more than 7.50:1 for 2010, 6.00:1 for 2011, 5.00:1 for 2012, and 4.00:1 for 2013 and thereafter; and 3) working capital ratio not less than 1.00:1.  As of June 30, 2011 we were in compliance, and not at risk of breach, with respect to each of these covenants.

We believe that we have sufficient working capital to meet our short-term operating needs.

At June 30, 2011, we had liquid assets of approximately $375,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of June 30, 2011 and 2010 was $19,028,000 and $22,008,000, respectively.  The following table presents our debt instruments and their weighted average interest rates as of June 30, 2011 and 2010, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2011		2010

Line of Credit	19,028,000	2.21%	22,008,000	3.25%

Inflation had no material impact on our revenues or the results of operations for the period ended June 30, 2011.

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

Part II - OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Asset Purchase Agreement dated July 8, 2011 (1)
31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed as an exhibit hereto.
(1) Filed with the SEC on July 13, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

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

Date:   August 3, 2011