Form 10-Q
period 2011-09-30
AUTOINFO INC
filed 2011-11-14
CIK 351017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:      SEPTEMBER 30, 2011

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

YES ☐   NO ☒

The number of shares outstanding of the Registrant’s common stock as of November 14 , 2011:   34,073,963 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

		Page
Part I.	Financial Information:

Item 1.	Consolidated Financial Statements:

	Balance Sheets
	September 30, 2011 (unaudited) and December 31, 2010 (audited)	3

	Statements of Income (unaudited)
	Three and Nine months ended September 30, 2011 and 2010	4

	Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

Part II.	Other Information

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$139,000	$316,000
Accounts receivable, net of allowance for doubtful accounts of $863,000 and $392,000 as of September 30, 2011 and December 31, 2010, respectively	50,860,000	49,736,000
Current portion of advances and other assets	1,214,000	2,117,000
Prepaid expenses	2,041,000	1,139,000
Deferred income taxes	328,000	135,000

Total current assets	54,582,000	53,443,000

Goodwill and other intangible assets	10,042,000	-

Fixed assets, net of accumulated depreciation	561,000	479,000

Advances and other assets, net of current portion	4,325,000	12,805,000

Total assets	$69,510,000	$66,727,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$27,401,000	$23,188,000

Loan payable	18,379,000	22,432,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,043,000 and 33,513,000 as of September 30, 2011 and December 31, 2010, respectively	34,000	34,000
Additional paid-in capital	20,342,000	20,228,000
Retained earnings	3,354,000	845,000

Total stockholders’ equity	23,730,000	21,107,000

Total liabilities and stockholders’ equity	$69,510,000	$66,727,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Gross revenues
Transportation services	$246,643,000	$198,975,000	$85,262,000	$73,475,000
Agent support services	1,160,000	1,464,000	97,000	488,000
Total revenues	247,803,000	200,439,000	85,359,000	73,963,000

Purchased transportation	202,177,000	162,100,000	69,389,000	59,574,000
Commissions	32,693,000	28,301,000	10,906,000	10,586,000
Operating expenses	8,449,000	6,268,000	3,413,000	2,274,000
	243,319,000	196,669,000	83,708,000	72,434,000

Income from operations	4,484,000	3,770,000	1,651,000	1,529,000
Interest expense	403,000	530,000	119,000	176,000

Income before income taxes	4,081,000	3,240,000	1,532,000	1,353,000
Income taxes	1,572,000	1,255,000	588,000	520,000

Net income	$2,509,000	$1,985,000	$944,000	$833,000

Net income per share:
Basic	$.07	$.06	$.03	$.02
Diluted	$.07	$.06	$.03	$.02

Weighted average number of common shares:
Basic	33,854,000	33,496,000	34,043,000	33,496,000
Diluted	35,341,000	34,549,000	35,194,000	34,591,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,509,000	$1,985,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	471,000	441,000
Depreciation and amortization	156,000	203,000
Stock-based compensation expense	98,000	95,000
Deferred income taxes (benefit)	(193,000)	985,000
Changes in operating assets and liabilities:
Accounts receivable	(1,595,000)	(9,145,000)
Prepaid expenses	(902,000)	(550,000)
Accounts payable and accrued liabilities	4,213,000	3,604,000

Net cash provided by (used in) operating activities	4,757,000	(2,382,000)

Cash flows from investing activities:
Advances and other assets	(659,000)	1,041,000
Capital expenditures	(238,000)	(121,000)
Net cash provided by (used in) investing activities	(897,000)	920,000

Cash flows from financing activities:
Exercise of stock options	16,000	-
Increase (decrease) in loan payable, net	(4,053,000)	1,469,000
Net cash provided by (used in) financing activities	(4,037,000)	1,469,000

Net change in cash and cash equivalents	(177,000)	7,000
Cash and cash equivalents, beginning of period	316,000	67,000

Cash and cash equivalents, end of period	$139,000	$74,000

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

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc., including its subsidiary Eleets Logistics, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools.  Revenue in this segment consists primarily of interest on interest bearing loans made to agents.

On July 8, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Eleets Transportation Company, Inc., a Florida corporation (the “Significant Agent”) to acquire substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner operators already under contract with and operating under the authorities and licenses of the Company, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net profit earned.  The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company plus the assumption of certain liabilities. The Company is in the process of integrating and coordinating the operations of this truck agent business with its other business operations.

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of results to be expected for the entire year.  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements.  The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the AutoInfo, Inc., its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Provision For Doubtful Accounts

The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, its historical payment and bad debt write-off experience, and any specific customer related collection issues. Pursuant to the Acquisition Agreement, the Company assumed the liability for potential uncollectible accounts related to the business acquired which were previously the responsibility of the Significant Agent. As a result, the provision for doubtful accounts was increased by $200,000.

Fixed Assets

Fixed assets as of September 30, 2011 and December 31, 2010, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Intangible Assets

Goodwill represents the excess between the purchase price and the fair value of the net assets acquired.  Goodwill is not amortized, but is tested at least annually for impairment using a fair value approach.  Other intangible assets are primarily comprised of non-competition agreements which are being amortized on a straight-line basis of the estimated useful lives of three years.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding.  Common stock equivalents outstanding were 1,151,000 and 1,095,000, and 1,487,000 and 1,053,000, respectively, for the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

Note 2- Income Taxes

For the three and nine month periods ended September 30, 2011 and 2010, respectively, the provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2011			2010
	Current	Deferred		Current	Deferred
Tax expense (benefit) before application of operating loss carryforwards	$781,000	$	(193,000)	$520,000	$-
Tax expense (benefit) of operating loss carryforwards	-		-	(358,000)	358,000

Income tax expense (benefit)	$781,000	$	(193,000)	$162,000	$358,000

	Nine Months Ended September 30,
	2011			2010
	Current	Deferred		Current	Deferred
Tax expense (benefit) before application of operating loss carryforwards	$1,765,000	$	(193,000)	$1,255,000	$-
Tax expense (benefit) of operating loss carryforwards	-		-	(985,000)	985,000

Income tax expense (benefit)	$1,765,000	$	(193,000)	$270,000	$985,000

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

Results of operations by segment for the three and nine months ended September 30, 2011 and 2010 as well as total assets as of September 30, 2011 and 2010, are summarized below:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$85,262,000	$97,000	$85,359,000	$73,475,000	$488,000	$73,963,000
Purchased transportation	69,389,000	-	69,389,000	59,574,000	-	59,574,000
Commissions	10,906,000	-	10,906,000	10,586,000	-	10,586,000
Operating expenses	3,351,000	62,000	3,413,000	2,211,000	63,000	2,274,000
Income from operations	1,616,000	35,000	1,651,000	1,104,000	425,000	1,529,000
Interest expense	119,000		119,000	176,000	-	176,000
Income taxes	574,000	14,000	588,000	357,000	163,000	520,000
Net income	$923,000	$21,000	$944,000	$571,000	$262,000	$833,000

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$246,643,000	$1,160,000	$247,803,000	$198,975,000	$1,464,000	$200,439,000
Purchased transportation	202,177,000	-	202,177,000	162,100,000	-	162,100,000
Commissions	32,693,000	-	32,693,000	28,301,000	-	28,301,000
Operating expenses	8,256,000	193,000	8,449,000	6,066,000	202,000	6,268,000
Income from operations	3,517,000	967,000	4,484,000	2,508,000	1,262,000	3,770,000
Interest expense	403,000	-	403,000	530,000	-	530,000
Income taxes	1,195,000	377,000	1,572,000	766,000	489,000	1,255,000
Net income	$1,919,000	$590,000	$2,509,000	$1,212,000	$773,000	$1,985,000

Assets	$63,971,000	$5,539,000	$69,510,000	$47,019,000	$14,339,000	$61,358,000

Note 4 - Acquisition

On July 8, 2011, the Company acquired substantially all of the operations of the Significant Agent’s truck agent business.  This principally consisted of the future revenue stream generated by independent agents, customers and owner operators already under contract with and operating under the authorities and licenses of the Company, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net profit earned.  The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets amounted to $0.2 million.

Prior to the acquisition, and since 2007, the Significant Agent was an independent agent to which the Company provided agent support services, including loans and advances.  The Company received interest on the loans and advances extended to the Significant Agent at rates ranging from 8% to 20% and was entitled to receive a fee equal to 25% of the Significant Agent’s pre-tax income, if any. However, no pre-tax income was generated during the periods preceding July 2011.  Pursuant to the Acquisition Agreement, all previous contractual arrangements between the Company and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business: provided, however, the Company agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011 and entered into a brokerage agent agreement with the Significant Agent.  For additional information see Note 5 – Subsequent Event and Form 8-K and Form 8–K/A filed by the Company on July 13, 2011 and September 23, 2011, respectively.

During the three and nine month periods ended September 30, 2011 and 2010, the Company received interest payments of $78,000 and $472,000, and $1,074,000 and $1,397,000, respectively, on loans and advances to the Significant Agent but no incremental amounts were earned on either profit participation or realization on options to acquire equity since the Significant Agent did not generate pre-tax income in 2011 or 2010.

The Significant Agent generated approximately 25% and 41%, and 35% and 43% of the Company’s gross transportation services revenues for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 5 – Subsequent Event

In November 2011, the Significant Agent terminated its brokerage agent agreement with the Company simultaneously with entering into a new credit facility. In connection with the termination of the brokerage agent agreement, the Company sold to the Significant Agent approximately $11 million of accounts receivable and the Significant Agent assumed approximately $5 million of related liabilities. The net proceeds of approximately $6 million were used by the Company to reduce the outstanding borrowings under its credit facility with Regions Bank.

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc., including its subsidiary Eleets Logistics, Inc. (collectively, “we,” “us,” or “our”), we operate in two business segments, non-asset based transportation services and agent support services.  The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada.  As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs.  Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada.  Revenue in this segment is generated from freight transportation transactions.

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

During 2010 and the nine month period ended September 30, 2011, our contractual arrangement with one of our significant independent agents (the “Significant Agent”) provided for the Significant Agent’s retention of all of the gross profit earned on the transactions it generated.  The Significant Agent paid us interest on loans and advances we extended to it at rates ranging from 8% to 20% plus a fee equal to 25% of the Significant Agent’s pre-tax income, if any, as defined in the applicable agreement.  In addition, the Significant Agent granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business.

On July 8, 2011, pursuant to an Asset Purchase Agreement dated the same date (the “Acquisition Agreement”) we acquired substantially all of the operations of the Significant Agent’s truck agent business.  This principally consisted of the future revenue stream generated by independent agents, customers and owner operators already under contract with and operating under the authorities and licenses of the Company, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net profit earned.  The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets amounted to $0.2 million. Pursuant to the Acquisition Agreement, all previous contractual arrangements between us and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business: provided, however, we agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011 and entered into a brokerage agent agreement with the Significant Agent. For additional information see Note 5 – Subsequent Event and Form 8-K and Form 8–K/A filed on July 13, 2011 and September 23, 2011, respectively.

During the three and nine month periods ended September 30, 2011 and 2010, we received interest payments of $78,000 and $472,000, and $1,074,000 and $1,397,000, respectively, on loans and advances to the Significant Agent but no incremental amounts were earned on either profit participation or realization on options to acquire equity since the Significant Agent did not generate pre-tax income in 2011 or 2010.

The Significant Agent generated approximately 25% and 41%, and 35% and 43% of our gross transportation services revenues for the three and nine months ended September 30, 2011 and 2010, respectively.

We are presently profitable and believe that we have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.  During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network.

Results of operations

For the three and nine months ended September 30, 2011 and 2010

Revenues

For the three months ended September 30, 2011 and 2010:

Gross revenues totaled $85,359,000 for the three months ended September 30, 2011, as compared with $73,963,000 in the same prior year period, an increase of approximately 15%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $85,262,000 for the quarter ended September 30, 2011, as compared with $73,475,000 in the same prior year period, an increase of approximately 16%.  This increase is the direct result of the expansion and growth of the agent network resulting in a 10% increase in the number of transactions and a 6% increase in the average revenue per transaction.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $97,000 for the quarter ended September 30, 2011, as compared with $488,000 in the same prior year period. This decrease is the direct result of the utilization in July 2011 of approximately $9.4 million of indebtedness due to us to acquire substantially all of the operating assets of the Significant Agent’s truck agent business as described above.

For the nine months ended September 30, 2011 and 2010:

Gross revenues totaled $247,803,000 for the nine months ended September 30, 2011, as compared with $200,439,000 in the same prior year period, an increase of approximately 24%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $246,643,000 for the nine months ended September 30, 2011, as compared with $198,975,000 in the same prior year period, an increase of approximately 24%.  This increase is the direct result of the expansion and growth of the agent network resulting in a 13% increase in the number of transactions and an 8% increase in the average revenue per transaction.

Gross revenues from agent support services, consisting primarily of interest on loans, totaled $1,160,000 for the nine months ended September 30, 2011, as compared with $1,464,000 in the same prior year period, a decrease of approximately 21%. This decrease is the direct result of the utilization in July 2011 of approximately $9.4 million of indebtedness due to us to acquire substantially all of the operating assets of the Significant Agent’s truck agent business as described above offset by the increase in interest bearing loans and advances to agents from $10.0 million at June 30, 2010 to $11.5 million at June 30, 2011.

Costs and expenses

Purchased transportation

Purchased transportation totaled $69,389,000 for the three months ended September 30, 2011, as compared with $59,574,000 in the same prior year period, an increase of 16%.   This is the direct result of the increase in gross revenues from transportation services.

Purchased transportation totaled $202,177,000 for the nine months ended September 30, 2011, as compared with $162,100,000 in the same prior year period, an increase of 25%.   This is the direct result of the increase in gross revenues from transportation services of 24% during the period.

Commissions

Commissions, all of which were attributable to our transportation services segment, totaled $10,906,000 for the three months ended September 30, 2011, as compared with $10,586,000 in the same prior year period, an increase of 3%.  This increase is the result of the increase in gross revenues of 16% offset by a decrease in commission resulting from the acquisition of the Significant Agent’s truck agent business in July 2011 and the corresponding reduction in commissions paid of approximately $650,000.

Commissions, all of which were attributable to our transportation services segment, totaled $32,693,000 for the nine months ended September 30, 2011, as compared with $28,301,000 in the same prior year period, an increase of 16%.  This increase is primarily the result of the increase in gross revenues of 24% offset by a decrease in commissions resulting from our acquisition of the Significant Agent’s truck agent business in July 2011 and the corresponding reduction in commissions paid of approximately $650,000.

Operating expenses

Operating expenses totaled $3,413,000 for the three months ended September 30, 2011, as compared to $2,274,000 in the same prior year period, an increase of 50%.  This increase is the direct result of our acquisition of the Significant Agent’s truck agent business  in July 2011 and the corresponding increase in personnel and other operating costs as well as increases in personnel and support service costs as a result of the increase in gross revenues of 15% for the three month period ended September 30, 2011. For the three months ended September 30, 2011, $3,351,000 of these expenses were attributable to our transportation services segment and $62,000 were attributable to our agent support services segment, as compared with $2,211,000 attributable to our transportation services segment and $63,000 attributable to our agent support services segment in the same prior year period.

Operating expenses totaled $8,449,000 for the nine months ended September 30, 2011, as compared to $6,268,000 in the same prior year period, an increase of 35%.  This increase is the direct result of our acquisition of the Significant Agent’s truck agent business in July 2011 and the corresponding increase in personnel and other operating costs as well as increases in personnel and support service costs as a result of the increase in gross revenues of 24% for the nine month period ended September 30, 2011. For the nine months ended September 30, 2011, $8,256,000 of these expenses were attributable to our transportation services segment and $193,000 were attributable to our agent support services segment, as compared with $6,066,000 attributable to our transportation services segment and $202,000 attributable to our agent support services segment in the same prior year period.

Interest expense

Interest expense, all of which was attributable to our transportation services segment, was $119,000 for the three months ended September 30, 2011, as compared with $176,000 in the same prior year period, a decrease of approximately 32%.  This decrease is primarily the result of decreased average borrowings under our available line of credit of $2.4 million to support growth and working capital needs as well as a decrease in interest rates from 3.25% during the three month period ended September 30, 2010 to 2.2% during the three month period ended September 30, 2011 as a direct result of entering into a modification of our credit facility with Regions Bank in April 2011.

Interest expense, all of which was attributable to our transportation services segment, was $403,000 for the nine months ended September 30, 2011, as compared with $530,000 in the same prior year period, a decrease of approximately 24%. This decrease is primarily the result of decreased average borrowings under our available line of credit of $1,000,000 to support growth and working capital needs as well as a decrease in interest rates from 3.25% during the nine month period ended September 30, 2010 to 2.2% during the nine month period September 30, 2011 as a direct result of a modification of our credit facility with Regions Bank in April 2011.

Income tax

Income tax expense for the three months ended September 30, 2011 of $588,000 consisted of federal income taxes of $667,000 and state income taxes of $114,000, net of a deferred tax benefit of $193,000 principally related to timing differences in the deductibility of certain expenses.  For the three months ended September 30, 2010, income tax expense was $520,000 and consisted of the utilization of the deferred tax benefit of $358,000 and state and federal income taxes of $162,000.  The increase in income tax expense from 2010 to 2011 is directly related to higher pre-tax income.

Income tax expense for the nine months ended September 30, 2011 of $1,572,000 consisted of federal income taxes of $1,507,000 and state income taxes of $258,000, net of a deferred tax benefit of $193,000 principally related to timing differences in the deductibility of certain expenses.  For the nine months ended September 30, 2010, income tax expense was $1,255,000 and consisted of the utilization of the deferred tax benefit of $985,000 and state and federal income taxes of $270,000.  The increase in income tax expense from 2010 to 2011 is directly related to higher pre-tax income.

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

As a result of the termination in November 2011 of the brokerage agent agreement with the Significant Agent (See Note 5 - Subsequent Event), gross revenues from transportation services in 2012 are expected to decrease substantially.  As a result, it is expected that there will be a corresponding decrease in the cost of purchased transportation and commission expense.  There will be no net impact on income from operations.

For the nine months ended September 30, 2011, our total revenues increased to $247.8 million from $200.4 million in the same prior year period. Factors that could adversely affect our operating results include the success of Sunteck in expanding its business operations and general economic conditions.

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

On July 8, 2011 pursuant to the Acquisition Agreement we acquired substantially all of the operations of the Significant Agent’s truck agent business.  The purchase price for the acquired assets totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us and our affiliated entities plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets amounted to $0.2 million.  Pursuant to the Acquisition Agreement, all previous contractual arrangements between us and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business: provided, however, we agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011 and entered into a brokerage agent agreement with the Significant Agent. For additional information see Note 5 – Subsequent Event and Form 8-K and Form 8–K/A filed on July 13, 2011 and September 23, 2011, respectively.

Liquidity and capital resources

During the past two years, our sources for cash have been the cash flow generated from operations and available borrowings under our line of credit. At September 30, 2011, we had an outstanding balance of $18.4 million under our line of credit and approximately $15.8 million available for drawdown. Giving effect to the transaction described in Note 5 – Subsequent Event, which occurred in November 2011, the outstanding balance under our line of credit was $12.5 million and approximately $14.2 million was available for drawdown.

In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, subject to the maintenance of the following financial covenants: 1) fixed charge coverage ratio not less than 1.30:1; 2) funded debt to EBITDA ratio not more than 7.50:1 for 2010, 6.00:1 for 2011, 5.00:1 for 2012, and 4.00:1 for 2013 and thereafter; and 3) working capital ratio not less than 1.00:1.  As of September 30, 2011 we were in compliance, and not at risk of breach, with respect to each of these covenants.

We believe that we have sufficient working capital to meet our short-term operating needs.

At September 30, 2011, we had liquid assets of approximately $139,000.  Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of September 30, 2011 and 2010 was $18.4 million and $20.1million,  respectively.  The following table presents our debt instruments and their weighted average interest rates as of September 30, 2011 and 2010, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2011		2010

Line of Credit	18,379,000	2.24%	20,120,000	3.00%

Inflation had no material impact on our revenues or the results of operations for the period ended September 30, 2011.

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

Intangible assets

Goodwill represents the excess between the purchase price and the fair value of the net assets acquired.  Goodwill is not amortized, but is tested at least annually for impairment using a fair value approach.  Other intangible assets are primarily comprised of non-competition agreements which are being amortized on a straight-line basis of the estimated useful lives of three years.

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

Part II - OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
10.1	Asset Purchase Agreement dated July 8, 2011 (1)
10.2	Third Amendment to the Loan and Security Agreement, dated November 1, 2011, between the Company and Regions Bank.*
31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS(2)	XBRL Instance Document
101.CAL(2)	XBRL Taxonomy Extension Schema Document
101.SCH(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

*Filed as an exhibit hereto.
(1) Filed with the SEC on July 13, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(2) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

Date: November 14, 2011