Form 10-K
period 2011-12-31
AUTOINFO INC
filed 2012-03-21
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 30, 2011 was (based upon the closing price on the Nasdaq Over-the-Counter Bulletin Board of $ 0.58 per share) approximately $5,862,000.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 12, 2012 was 34,135,123 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AUTOINFO, INC.

Annual Report on Form 10-K

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.             BUSINESS

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. (“Sunteck”) and E-Transport Group, Inc., AutoInfo, Inc., a Delaware corporation (collectively, “we,” “us,” “our” or “AutoInfo”), is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick-up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

We operate in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

On July 8, 2011, we entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Eleets Transportation Company, Inc., a Florida corporation (the “Significant Agent”) to acquire substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under our authorities and licenses, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us plus the assumption of certain liabilities. The impact of this acquisition on our 2011 financial statements and operating results was, for the period July through December, to reduce interest income earned on the discharge of indebtedness, decrease commission expense and increase direct operating expenses associated with the operation of the acquired truck agent business.

As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During our most recently completed fiscal year, we generated revenue, income from operations and net income of approximately $320.0 million, $6.4 million and $3.6 million, respectively.

Strategy

Our strategy is to continue to expand through affiliations with independent sales agents and through internal expansion. We have expanded our sales agent network to include representatives throughout the United States and Canada. In addition, we have experienced internal expansion as many of our existing agents have expanded their customer base and increased the number of transactions they generate. We intend to seek, on a selective basis, additional acquisitions of businesses that have services which complement and expand our existing services, and provide us with strategic distribution locations or attractive customer bases. Our ability to implement our growth strategy will be dependent on our ability to identify and affiliate with these agents on mutually acceptable terms.

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

The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

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

Suppliers

We use the services of various third party transportation companies. During 2011, no third party provider handled more than 10% of our shipping volume (measured by revenue).

Customers

We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2011, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

We have achieved revenue growth through the addition of independent sales agents, the growth of existing agents, the opening of new operations offices, an increase in the number of customers serviced, and the expansion of the logistics and supply chain services we provide.

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

We are licensed by the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements. While this requirement by the DOT is for a $ 10,000 surety bond, we maintain $100,000. We are also licensed by the DOT as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $750,000 of general liability insurance. Accordingly, we maintain $2,000,000 of general liability insurance and $500,000 of cargo insurance.

If we fail to comply with, or lose, any required licenses, governmental regulators could assess penalties or issue a cease and desist order against our operations that are not in compliance.

Risk and liability

In our brokerage services, we do not take possession of the freight and therefore do not assume legal liability for loss or damage to freight and are not liable for the carrier's negligence or failure to perform. We do assist our customers in the processing and collection of any claim. The Federal Highway Administration requires us to maintain a surety bond of $10,000, which is intended to show our financial responsibility and provide surety for the arrangements with shippers and carriers. We maintain an additional $90,000 surety bond to distinguish ourselves from other brokers. In addition, we maintain $500,000 of contingent cargo liability insurance and $2,000,000 of primary truck brokers liability insurance.

In our contract carrier services business, we are liable for loss or damage to our customers’ freight. We maintain $2,000,000 of primary auto liability insurance as well as cargo liability insurance coverage with a policy limit of $500,000 per occurrence. We have not incurred any material losses to date. Any such losses in excess of insurance limits would be accounted for as incurred for financial reporting purposes.

Employees

As of March 12, 2012 we had 80 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Available Information

Our website address is www.suntecktransportgroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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

We do not own trucks or other transportation equipment and rely on third party capacity providers, including independent owner-operators, unrelated trucking companies, railroads and air cargo carriers to transport freight for our customers. We compete with motor carriers and other third parties for the services of independent owner-operators and other third party capacity providers. A significant decrease in available capacity provided by either our independent owner-operators or other third party capacity providers could have a material adverse effect on our results of operations and revenue.

Our third-party carriers must meet our needs and expectations, and those of our customers, and their inability to do so could adversely affect our results of operations.

Our business depends to a large extent on our ability to provide consistent, high quality, technology-enabled transportation and logistics solutions. We do not own or control the transportation assets that deliver our customers’ freight, and we do not employ the people directly involved in delivering the freight. We rely on third parties to provide less-than-truckload, truckload and, intermodal brokerage and domestic air services and to report certain information to us, including information relating to delivery status and freight claims. This reliance could cause delays in providing our customers with timely delivery of freight and important service data, and in the financial reporting of certain events, including recognizing revenue and recording claims. If we are unable to secure sufficient transportation services to meet our customer’s commitments, or if any of the third parties we rely on do not meet our needs or expectations, or those of our customers, our results of operations could be adversely affected, and our customers could switch to our competitors temporarily or permanently.

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

Our reliance on independent owner-operators to provide transportation services to our customers could limit our expansion.

Our transportation services are conducted in part by independent owner-operators, who are generally responsible for paying for their own equipment, fuel and other operating costs. Our independent owner-operators are responsible for providing the tractors and trailers they use related to our business. Certain factors, such as increases in fuel costs, insurance costs, and the cost of new and used tractors, or reduced financing sources available to independent owner-operators for the purchase of equipment, could create a difficult operating environment for independent owner-operators. Turnover and bankruptcy among independent owner-operators in the over-the-road freight sector, often limits the pool of qualified independent owner-operators and increases the competition among carriers for their services. If we are required to increase the amounts paid to independent owner-operators in order to obtain their services, our results of operations could be adversely affected to the extent increased expenses are not offset by higher freight rates. Additionally, our agreements with our independent owner-operators are terminable by either party upon short notice and without penalty. Consequently, we regularly need to recruit qualified independent owner-operators to replace those who have left our pool. If we are unable to retain our existing independent owner-operators or recruit new independent owner-operators, our results of operations and ability to expand could be adversely affected.

A decrease in levels of capacity in the over-the-road freight sector could have an adverse impact on our business.

The current operating environment in the over-the-road freight sector resulting from fluctuating fuel costs and other economic factors is beginning to cause a reduction in capacity in the sector generally, and in our carrier network specifically, which could have an adverse impact on our ability to execute our business strategy and on our business.

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

The over-the-road freight sector has historically experienced cyclical fluctuations in financial results due to, among other things, economic recession, downturns in business cycles, increasing costs and taxes. Fluctuations in energy prices, price increases by carriers, changes in regulatory standards, license and registration fees, interest rate fluctuations and other economic factors beyond our control. All of these factors could increase the operating costs of a vehicle and impact capacity levels in the over-the-road freight sector. Carriers may charge higher prices to cover higher operating expenses, and our operating income may decrease if we are unable to pass through to our customers the full amount of higher purchased transportation costs. Additionally, economic conditions may adversely affect our customers, their need for our services, or their ability to pay for our services.

The cost of compliance with, liability for violations of, or modifications to existing or future governmental regulations could adversely affect our business and results of operations.

Our operations are subject to certain federal, state and local regulatory requirements. These regulations and requirements are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. The DOT, and its agencies, such as the Federal Motor Carrier Safety Administration, and various state and local agencies exercise broad powers over our business, generally governing such activities as engaging in motor carrier operations, freight forwarding, and freight brokerage operations, as well as regulating safely. As a motor carrier authorized by the DOT, we must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, driver qualification and hours-of service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment, product handling requirements and hazardous material requirements. In addition, we must comply with certain safety, insurance, and bonding requirements promulgated by the DOT and various stale agencies. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.

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

We depend on the continued services of our CEO, president and chief financial officer.

Our future success depends, in part, on the continuing efforts of our CEO, Harry Wachtel, who conceived our strategic plan and is responsible for executing that plan, our president, Michael Williams, and our chief financial officer, William Wunderlich. We do not have “key man” insurance on any of them. If we lose any of their services, our business, operations and financial condition would be materially adversely affected.

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

As of March 12, 2012, our president, Harry Wachtel, beneficially owned approximately 18.4% of the issued and outstanding shares of our common stock. Further, James T. Martin and Kinderhook Partners, LP owned approximately 16.5% and 18.4, respectively, of the issued and outstanding shares of our common stock. As a result, any one or a combination of Mr. Wachtel, Mr. Martin, or Kinderhook Partners, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 12, 2012, our closing stock price has ranged from $0.87 to $0.49. On March 12, 2012, our closing stock price was $0.79.

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

We have granted options covering approximately 9.0 million shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

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

Item 1B.           UNRESOLVED STAFF COMMENTS

None.

Item 2.             PROPERTIES

We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease term runs through August 2016 and provides for aggregate annual rent payments of $61,000, $63,000, $65,000, $67,000 and $46,000 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively. We lease approximately 2,108 square feet of space for our sales and dispatch group at 6413 Congress Avenue, Boca Raton, Florida. This lease term runs through August 2016 and provides for annual aggregate rent payments of $26,000, $27,000, $28,000, $28,000 and $24,000 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively. We lease approximately 3,000 square feet of space for our legal and compliance group at 11437 Central Parkway, Jacksonville, Florida on a month-to-month basis at a monthly rent payment of $2,250. We lease facilities in Jacksonville, Florida pursuant to two separate leases for our truck agent administrative offices and truck yard consisting of 3.5 acres and 6 modular office units. These leases run through December 2014 and provide for aggregate annual rent payments of $86,000 for the years ending December 31, 2012, 2013 and 2014, respectively.

Item 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4.             MINE SAFETY DISCLOSURE

Not applicable.

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

	Bid Prices
Year Ended December 31, 2011	High	Low

First quarter	$0.77	$0.60
Second quarter	0.80	0.55
Third quarter	0.64	0.49
Fourth quarter	0.87	0.51

Year Ended December 31, 2010	High	Low

First quarter	$0.40	$0.33
Second quarter	0.51	0.39
Third quarter	0.55	0.27
Fourth quarter	0.69	0.35

As of March 12, 2012, the closing bid price per share for our common stock, as reported on the OTCBB, was $0.79. As of March 12, 2012, we had approximately 700 beneficial stockholders.

Dividend policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our board of directors (“Board”) to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6.             SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000’s omitted, except for per share data	Year ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:

Gross revenues	$319,970	$279,701	$183,899	$180,211	$110,332

Income from operations	6,432	5,676	2,828	4,195	2,947

Net income	$3,638	$3,055	$1,418	$2,224	$1,604

Net income per share (1)
Basic	$.11	$.09	$.04	$.07	$.05
Diluted	$.10	$.09	$.04	$.07	$.05

(1)	The common stock equivalents for the year ended December 31, 2011, 2010, 2009, 2008 and 2007 were 1,488,000, 990,000, 1,266,000, 1,727,000 and 3,113,000, respectively.

000’s omitted	As at December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:

Cash and cash equivalents	$136	$316	$67	$390	$270
Accounts receivable, net	40,658	49,736	36,068	29,863	24,224
Total assets	59,107	66,727	54,205	42,776	33,190
Total liabilities	34,215	45,620	36,281	26,467	19,374
Retained earnings (deficit)	4,483	845	(2,210)	(3,628)	(5,852)
Stockholders’ equity	24,892	21,107	17,924	16,309	13,816

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of stockholder value, (iii) statements of future economic performance and (iv) statements of assumptions underlying other statements and statements about our business prospects.

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

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. (“Sunteck”) and E-Transport Group, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States, and to a lesser extent, Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

We operate in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

Gross revenues during our most recently completed fiscal year were approximately $318.1 million and $1.9 million from transportation services and agent support services, respectively. Income from operations were approximately $5.4 million and $ 1.0 million from transportation services and agent support services, respectively.

Results of operations

Comparison of 2011 vs 2010

During the year ended December 31, 2011, we continued to implement our strategic growth business plan consisting primarily of the expansion of client services and the addition of independent sales agents providing brokerage and contract carrier services.

During 2010 through June 30, 2011, our contractual arrangement with one of our significant independent agents (the “Significant Agent”) provided for the Significant Agent’s retention of all of the net revenues earned on the transactions it generated.  The Significant Agent paid us interest on loans and advances we extended to it at rates ranging from 8% to 20% plus a fee equal to 25% of the Significant Agent’s pre-tax income, if any, as defined in the applicable agreement. In addition, the Significant Agent granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business.

On July 8, 2011, pursuant to an Asset Purchase Agreement (the “Acquisition Agreement”) we acquired substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under our authorities and licenses, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets amounted to $0.2 million. Pursuant to the Acquisition Agreement, all previous contractual arrangements between us and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business. However, we agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011, and entered into a brokerage agent agreement with the Significant Agent. In November 2011, the Significant Agent terminated its brokerage agreement with us and entered into a new credit facility. In connection with the termination of the brokerage agent agreement, the Significant Agent purchased approximately $11 million of our accounts receivable and assumed approximately $6 million of our related liabilities. The net proceeds of approximately $5 million were used by us to reduce the outstanding borrowings under our credit facility with Regions Bank. The impact of this acquisition on our 2011 financial statements and operating results was, for the period July through December, to reduce interest income earned on the discharge of indebtedness by approximately $827,000, decrease commission expense by approximately $1,453,000 and increase direct operating expenses associated with the operation of the acquired truck agent business by approximately $609,000.

The Significant Agent generated approximately 28% and 42%, of our gross transportation services revenues for the years ended December 31, 2011 and 2010, respectively.

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

Non-asset based transportation services

In our transportation services segment, gross revenues consisting of freight fees and other related services revenue, totaled $318,080,000 for the year ended December 31, 2011, as compared with $277,622,000 in the same prior year period, an increase of approximately 15%, while income from operations increased by 39% over the same prior year period. The increase in gross revenues is primarily the result of growth of our agent network and a 16% increase in the average revenue per transaction. The disproportionate increase in income from operations is primarily the result of the impact of the acquisition in July 2011 of the truck agent business division from the Significant Agent (the “July 2011 Transaction”), and the resulting decrease in commission expense of approximately $1,453,000 and the increase in operating expenses of approximately $609,000. This net increase in income from operations in our transportation services segment is directly offset by an approximately $827,000 decrease in interest income in our agent support services segment as a result of the discharge of approximately $9.4 million of indebtedness related to the July 2011 transaction.

Our net revenue (gross transportation services revenues less the direct cost of purchased transportation) is the primary indicator of our ability to source, add value and resell services that are provided by third parties and are considered to be the primary measurement of growth. Therefore, the discussion of the results of operations for this segment focuses on the changes in our net revenue. The increases in the amount of net revenue and all related cost and expense categories are the direct result of our business expansion.

The following table represents certain statement of operation data for our transportation services segment as a percentage of net revenue.

	Year Ended December 31,
	2011	2010

Net revenue	100.0%	100.0%

Commissions	70.6%	76.6%
Operating expenses	20.2%	15.9%
Interest expense	0.9%	1.3%
Income taxes	3.2%	2.4%

Net income	5.1%	3.8%

Agent support services

In our agent support services segment, gross revenues, consisting primarily of interest income earned on loans, totaled $1,890,000 for the year ended December 31, 2011, as compared with $2,079,000 in the same prior year period, a decrease of approximately 9%, while income from operations decreased by 42% over the same prior year period. The decrease in gross revenues is primarily the result of the reduction in interest revenue related to the July 2011 Transaction estimated at $827,000. This decrease is offset by revenues recognized from sales-type leases of approximately $696,000 against which we incurred the direct cost of purchased equipment of $566,000. The disproportionate decrease in income from operations is the direct result of the reduction in interest revenue with no corresponding direct cost and the net revenues from the sales-type leases.

We received interest payments of $1,099,000 and $1,811,000 in 2011 and 2010, respectively, on loans and advances to the Significant Agent but no incremental amounts were earned in 2011 or 2010, since the Significant Agent did not generate any pre-tax income in 2010 or in 2011, through the closing date of the July 2011 Transaction on July 8, 2011. Pursuant to the Acquisition Agreement, all previous contractual arrangements between us and the Significant Agent were terminated which also terminated our rights to any future pre-tax income of the Significant Agent. As a result of the July 2011 Transaction, we no longer earn interest income from the Significant Agent.

Costs and expenses

Purchased transportation

Purchased transportation totaled $259,493,000 for the for the year ended December 31, 2011, as compared with $226,093,000 in the prior year, an increase of 15%. This is the direct result of the increase in gross revenues from transportation services of 15% during the period.

Purchased equipment for resale

During the fourth quarter, through the newly acquired truck agent business, we introduced a sales-type lease program for our owner-operators to facilitate the acquisition of trucks. This resulted in revenues of $696,000 including the gain on the sale and interest income. The purchased cost of this equipment was 566,000.

Commissions

Commissions totaled $41,371,000 for the year ended December 31, 2011, as compared with $39,463,000 in the prior year, an increase of 5%. This increase is the result of the increase in gross transportation services revenues of 15% offset by the impact of the July 2011 Transaction which, together with the mix of revenues generated by Sunteck agents, resulted in a decrease of 6% in the rate of commission paid. As a percentage of net revenue from transportation services, commissions were 70.6% for the year ended December 31, 2011 as compared with 76.6% in the prior year.

Operating expenses

Operating expenses totaled $12,108,000 for the year ended December 31, 2011, as compared with $8,469,000 in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion. As a percentage of net revenues from transportation services, operating expenses were 20.2% for the year ended December 31, 2011 as compared with 15.9% in the prior year. Operating expenses from agent support services, consisting primarily of salaries and related employee benefits, were 20.5% for the year ended December 31, 2011 as compared with 12.9% in the prior year. This increase is the direct result of the change in the components of gross revenue in this segment consisting of the decrease in interest revenue related to the July 2011 Transaction estimated at $827,000 offset by revenues recognized from sales-type leases of approximately $696,000.

We presently have adequate facilities and management to handle our present and anticipated transaction volume in our brokerage transportation services segment in 2012 without a significant increase in overhead.

Interest expense was $520,000 for the year ended December 31, 2011 as compared with $701,000 in the prior year. This decrease is primarily due to decreased borrowings as well as a reduction in interest rate based on the loan modification agreement we entered into in April 2011.

Income tax

Income tax expense was $2,274,000 for the year ended December 31, 2011 as compared with $1,920,000 in the prior year. The 2011 income tax expense reflects an effective federal and state tax rate of 38.5% and is comprised of a deferred tax expense of $93,000 related primarily to temporary differences and a current tax expense of $2,181,000. During 2010, we fully utilized all remaining federal tax loss carryforwards. The 2010 income tax expense reflects an effective federal and state tax rate of 38.6% and is comprised of a deferred tax expense of $850,000 related primarily to the utilization of our federal tax loss carryforward and a current tax expense of $1,070,000.

Trends and uncertainties

The transportation industry is highly competitive and highly fragmented. In our brokerage services, our primary competitors are other non-asset based as well as asset based third party logistics companies, freight brokers, carriers offering logistics services and freight forwarders. In our contract carrier services, our competitors are other contract carriers and common carriers. We also compete with customers’ and shippers’ internal traffic and transportation departments as well as carriers’ internal sales and marketing departments directly seeking shippers’ freight. We anticipate that competition for our services will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans. The most significant trend contributing to our growth during the past two years has been the expansion of our brokerage services agent network and contract carrier agent and owner-operator network. Sales agents are independent contractors and, as such, there are no assurances that we can either maintain our existing agent network or continue to expand this network.

For the year ended December 31, 2011, we increased gross revenues from $279.7 million to $320.0 million. As of December 31, 2011, we had retained earnings of $4.5 million as compared with $845,000 at December 31, 2010. Factors that could adversely affect our operating results include:

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

The consideration in connection with the July 2011 Transaction included the discharge of approximately $9.4 million of loans due to us which resulted in a significant reduction in advances and other assets as of and for the year ended December 31, 2011.

Liquidity and capital resources

During the past two years, our sources for cash have been cash flow generated from operations and available borrowings under our lines of credit.

In February 2009, we entered into a $30.0 million line of credit with Regions Bank, secured by substantially all of our assets which was increased to $35.0 million in 2011. As of December 31, 2009, we were in violation of the debt to earnings ratio covenant and as of March 15, 2010, obtained a waiver of this violation. The waiver modified the interest rate under the facility to LIBOR plus 2 1/2% with a minimum of 3.5%, which will return to the original interest rate when we regain compliance with the required debt to earnings ratio. We regained compliance with the debt to equity ratio in the third quarter of 2010. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, subject to the maintenance of the following financial covenants: 1) fixed charge coverage ratio not less than 1.30:1; 2) funded debt to EBITDA ratio not more than 7.50:1 for 2010, 6.00:1 for 2011, 5.00:1 for 2012, and 4.00:1 for 2013 and thereafter; and 3) working capital ratio not less than 1.00:1. As of December 31, 2011 we were in compliance, and not at risk of breach, with respect to each of these covenants.

At December 31, 2011, we had liquid assets of approximately $136,000.

The total amount of debt outstanding at December 31, 2011 and 2010 was $16,273,000 and $22,432,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2011 and 2010, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2011		2010

Line of Credit	$16,273,000	2.30%	$22,432,000	3.00%

Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2011.

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

Revenue recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers. Net revenues are gross revenues less the direct costs of purchased transportation. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured. Gross revenues and profits from agent support services consist primarily of interest on interest bearing loans.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This ASU is intended to simplify how entities, both public and private, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not”, defined as having a likelihood of more than 50%, that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for fiscal years beginning after December 31, 2011. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$692,000	$173,000	$354,000	$165,000	-
Line of Credit	$16,273,000	-	$16,273,000	-	-
Total	$16,965,000	$173,000	$16,627,000	$165,000	-

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	72	Director
Thomas C. Robertson	66	Director
Mark Patterson	49	Director
Harry Wachtel	53	Chairman of the board and chief executive officer
Mark Weiss	51	National account executive and director
William Wunderlich	64	Chief financial officer
Michael P. Williams	45	President, chief operating officer and general counsel

PETER C. EINSELEN has been a director since January 1999. Since 2011, Mr. Einselen has been an account executive of Capital Guardian, LLC, a brokerage firm. Mr. Einselen was an account executive from 1990 to 2011 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a brokerage firm. Mr. Einselen’s professional experience and background as an executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

THOMAS C. ROBERTSON has been a director since January 1999. Since 1977, Mr. Robertson has been president and chief investment officer of Gardner & Robertson, an investment advisory firm. Mr. Robertson was senior vice president form 2005 to 2011, was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2010 of Anderson & Strudwick, a brokerage firm. Mr. Robertson’s professional experience and background as a financial executive and as one of our directors since 1999, have given him the expertise needed to serve as one of our directors.

MARK K. PATTERSON, has been a director since September 2010.  Since April 2009, Mr. Patterson has been the executive vice president and chief financial officer of Appalachian Underwriters, Inc., a national wholesale brokerage outlet for insurance agents. Mr. Patterson also serves on the board of Appalachian Underwriters’ affiliates, Accident Insurance Company and Madison Insurance Company, both property and casualty insurance companies domiciled in South Carolina, as well as the reinsurance affiliates, Appalachian Reinsurance Ltd. (Bermuda) and Cherokee Reinsurance Ltd. (Cayman). In addition, Mr. Patterson serves as the president and is the principal shareholder of American Employer Group, Inc., a Tennessee licensed professional employer organization. Prior to joining Appalachian, from September 2005 until April 2009, Patterson served as the chief financial officer of Express 1 Expedited Solutions, Inc. (AMEX: XPO), a transportation services organization focused upon premium transportation solutions provided through one of four non-asset based or asset-light operating units.  During his time with Express, from February 2006 until April 2009, he also served on its Board of Directors.  Over the past 20 years, Mr. Patterson has held senior financial positions at several transportation, distribution and manufacturing companies.  Mr. Patterson served as the director of corporate reporting at SIRVA, Inc. in 2005. Prior to that Mr. Patterson served as the controller and director of financial planning and analysis at CRST International, Inc. from 2003 to 2004; as the chief financial officer of Coastal Resources, Inc. from 2001 to 2003; as the chief financial officer of Schilli Transportation Services, Inc. from 1998 through 2001; and in various financial positions within U.S. Xpress Enterprises, Inc. from 1994 through 1998.  Mr. Patterson received a Bachelor of Science degree in Accounting from the University of Tennessee in 1987. Mr. Patterson’s professional experience as a senior executive at a number of public and private transportation, distribution and manufacturing companies has given him the expertise needed to serve as one of our directors.

HARRY WACHTEL joined us in conjunction with the acquisition of Sunteck and has been chairman of the board and our chief executive officer since December 7, 2000. In addition, he also served as our president from 2000 through 2011. Since 1997, he has been president of Sunteck. From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Wachtel is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000. As a senior executive officer of our company, he provides the Board with management’s perspective and insight to our business.

MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 7, 2000. Since 1997, he has been employed by Sunteck as a national account executive and became executive vice president in 2011. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer. As our national account executive, Mr. Weiss is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000. As a senior executive officer of our company, he provides the Board with management’s perspective and insight to our business.

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

MICHAEL P. WILLIAMS joined us in January 2007 as our chief operating officer and general counsel and became president in 2011. From 2002 to 2006, Mr. Williams served as general counsel and vice president of legal and business affairs for Vexure, Inc., a logistics company. Prior to that, from 1999 to 2002, Mr. Williams also served as general counsel and vice president of legal and business affairs for Stonier Transportation Group, Inc., a trucking and brokerage company. During his tenure with Stonier and Vexure, Mr. Williams gained experience handling customer and vendor contract negotiations, risk management strategies, human resources and assets management, and transportation and employment litigation matters. Mr. Williams received his juris doctor cum laude from Thomas Cooley Law School, Lansing, Michigan and his masters degree (LL.M.) in taxation from the University of Florida, Gainesville. He has been a member of the Florida Bar since 1995.

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee and recently formed a special strategic initiatives committee. The audit committee reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The compensation committee is responsible for the approval of compensation arrangements for our officers and the review of our compensation plans and policies. Each of these committee is comprised of Messrs. Patterson, Einselen and Robertson, our non-employee independent outside directors. Mr. Patterson is the chairman of the audit and compensation committees. The strategic initiatives committee is responsible for working with management to evaluate strategic opportunities that may arise from time to time.. The committee is comprised of Mr. Patterson and Mr. Wachtel.

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

Our Board has determined that the chairman of the audit committee, Mr. Patterson, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under Nasdaq’s listing standards and Section 10A(m)(3) of the Exchange Act.

Leadership Structure

Our Board considers and establishes the appropriate leadership structure for us and has concluded that we and our stockholders are best served by not having a formal policy on whether the same individual should serve as both chief executive officer and chairman of the board. Our Board believes that it is important to retain the flexibility to make this determination based on the circumstances at the time of the determination, recognizing that no single leadership structure will best serve us and our stockholders in all cases. This allows it to use its broad experience and knowledge to elect the most qualified director as chairman of the board, while maintaining its ability to separate the roles of chairman and chief executive officer. In making this determination, our Board will consider the potential advantages that may come from being chaired by a person other than the chief executive officer.

Mr. Wachtel, our chief executive officer, serves as our chairman of the board. Our Board has determined that having Mr. Wachtel serve as both the chairman and chief executive officer is in the best interest of both the company and our stockholders.  We believe this structure makes the best use of the chief executive officer’s extensive knowledge of our business and personnel, our strategic initiatives and our industry, and also fosters real-time communication between management and our Board.

Oversight of Risk Management

Our Board recognizes that companies face a variety of risks, including credit risk, liquidity risk, strategic risk, and operational risk. It believes an effective risk management system will (1) timely identify the material risks that we face, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board committee, (3) implement appropriate and responsive risk management strategies consistent with the our risk profile, and (4) integrate risk management into our decision-making.  Our Board encourages and management promotes a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations. The Board also continually works, with the input of our management and executive officers, to assess and analyze the most likely areas of future risk for us.

Stockholder Recommendation for Director Nominations

Our Board considers and establishes procedures regarding recommendations for nomination to the Board, including nominations submitted by stockholders. Recommendations of stockholders should be sent to us in a timely manner, either in person or by certified mail, to the attention of our Corporate Secretary. Any recommendations submitted to the secretary should be in writing and should include whatever supporting material the stockholder considers appropriate in support of that recommendation but must include the information that would be required to be disclosed under the SEC’s rules in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director if elected. Our Board will evaluate all potential candidates in the same manner, regardless of the source of the recommendation. Based on the information provided to the Board, it will make an initial determination whether to conduct a full evaluation of a candidate. As part of the full evaluation process, the Board may conduct interviews, obtain additional background information and conduct reference checks of the candidate, among other things. The Board may also ask the candidate to meet with management and other members of the Board. Although the Board has not adopted a formal policy regarding diversity, it considers a broad range of factors in evaluating a candidate, including the advantages to the company that come from having a Board comprised of persons with diverse experiences and perspectives. Thus, the consideration of diversity is not limited to matters of race, gender or national origin, but encompasses the candidate’s broad background and is evaluated in light of the existing composition of the Board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransport.com.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2011.

Item 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2011 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	Other (2)	Total ($)
Harry M. Wachtel,	2011	$250,000	$418,000	$35,000	$2,000	$705,000
Chairman of the board and chief executive officer (3)	2010	$250,000	$360,000	$-	$-	$610,000

William I. Wunderlich,	2011	$175,000	$418,000	$21,000	$2,000	$616,000
Executive vice president and chief financial officer	2010	$175,000	$360,000	$-	$-	$535,000

Michael P. Williams,	2011	$205,000	$236,000	$38,000	$1,000	$480,000
President and chief	2010	$205,000	$119,000	$-	$-	$324,000
operating officer(3)			-

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.
(2)	Includes company matching contributions to a qualifying 401(K) plan.
(3)	In November 2011, Mr. Williams replaced Mr. Wachtel as our president.

Discussion of Summary Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2011 achieves the overall objectives of our executive compensation program. In accordance with our overall objectives, executive compensation for 2011 was competitive with our peer group and was weighted more heavily to pay for performance.

Employment Agreements and Severance Benefits

On February 7, 2011 we entered into amended and restated employment agreements (the “Employment Agreements”) with each of Harry Wachtel, William Wunderlich and Michael Williams for their continued employment with us as president and chief executive officer, chief financial officer and chief operating officer, respectively. The Employment Agreements are substantially identical and provide, among other things, as follows:

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

Change in Control Payments: The Employment Agreements provide that in the event of a Change in Control (as defined therein), Messrs. Wachtel, Wunderlich and Williams shall each receive a lump-sum cash payment equal to one and one-half times the respective named executive officer’s Base Compensation (as defined therein), plus one and one-half times of his average Annual Bonus for the prior two years. Further, upon a Change in Control, we may, within a specified period, terminate the named executive officer’s employment with us without further liability to the named executive officer other than with respect to the provision of continued medical coverage through December 31, 2015.

Incentive Compensation: The named executive officers are eligible to receive bonuses, to be determined at the sole discretion of the Board and payable in accordance with our then prevailing policy.

Benefits. During the employment term, each individual is entitled to participate in any of our then existing retirement plans, pension, insurance, health, disability or other benefit plans or programs.

In November 2011, Mr. Williams replaced Mr. Wachtel as our president.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1996, as amended (the "Code"), generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and four other most highly compensated executive officers, unless the compensation is considered performance based. The compensation disclosed in this report does not exceed the $1 million limit, and executive compensation for 2012 is also expected to qualify for deductibility. We currently intend to structure the performance-based portion of our executive officers' compensation to achieve maximum deductibility under Section 162(m) of the code with minimal sacrifices in flexibility and corporate objective.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Harry M. Wachtel	-	500,000	(1)	$.76	2/14/2017

William I. Wunderlich	-	300,000	(1)	$.76	2/14/2017

Michael P. Williams	600,000	-		$1.12	6/06/2012
Michael P. Williams	266,667	133,333	(2)	$.29	3/16/2015
Michael P. Williams	-	450,000	(3)	$.78	12/15/2017

(1)	Vests in equal annual installments from February 15, 2012 through February 15, 2016.
(2)	Vests in equal annual installments from March 16, 2010 through March 16, 2012.
(3)	Vests in equal annual installments from December 15, 2012 through December 15, 2016.

Compensation of Directors

Beginning in the fourth quarter of 2010, we pay annual director’s fees of $12,500 to each of Messrs. Robertson and Einselen and $18,750 to Mr. Patterson as chairman of the audit and compensation committees. Directors are reimbursed for the costs relating to attending Board and committee meetings. In addition, in February 2011 Messrs. Patterson, Robertson and Einselen were each granted an option to purchase 200,000 shares of our common stock at $0.76 per share, 115% of the fair market value on the date of grant. Further, in December 2011, Mr. Patterson was granted an additional option to purchase 250,000 shares of our common stock at $0.78 per share, 115% of the fair market value on the date of grant in conjunction with his appointment as chairman of the strategic initiatives committee.

The following table provides compensation information for the year ended December 31, 2011 for each of the independent members of our Board.

Director Compensation

Name (3)	Year	Fees	Option Awards (1) (2)	Total
Thomas C. Robertson	2011	$12,500	$14,081	$26,581
Peter C. Einselen	2011	$12,500	$14,081	$26,581
Mark K. Patterson	2011	$18,750	$30,724	$49,474

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.

(2)	On February 14, 2011, each of Mr. Robertson, Mr. Einselen and Mr. Patterson was granted an option to purchase 200,000 shares of our common stock. On December 15, 2011, Mr. Patterson was granted an option to purchase 250,000 shares of our common stock.

(3)	At December 31, 2011: (i) Mr. Robertson held options exercisable for an aggregate of 600,000 shares at exercise prices ranging from $0.32 to $1.17 per share; (ii) Mr. Einselen held options exercisable for an aggregate of 622,500 shares at exercise prices ranging from $0.20 to $1.17 per share; and (iii) Mr. Patterson held options exercisable for an aggregate of 550,000 shares with exercise prices ranging from $0.56 to $0.78 per share. The number of shares to be acquired upon exercise assumes that the options are fully- vested.

Equity Compensation Plan Information Year Ended December 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1992, 1997, 1999, 2003 and 2006)	4,960,000	$0.71	4,503,000

Equity compensation plans not approved by security holders (1)	4,075,000	$0.73	1,305,000

Total	9,036,000	$0.72	5,808,000

(1)           Includes the following equity compensation plans:

•	In 2006, we established the 2006 Independent Sales Agent Stock Option Plan (the “Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 115% of the fair market value of our common stock on the date of grant.

•	In 2005, we established the 2005 Independent Sales Agent Stock Option Plan (the “2005 Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the 2005 Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table, together with the accompanying footnotes, sets forth information, as of March 12, 2012, regarding stock ownership of all persons known by us to own beneficially 5% or more of our outstanding common stock, all directors, named executive officers and all directors and executive officers as a group.

We determined beneficial ownership in accordance with rules promulgated by the SEC pursuant to which a person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 12, 2012 upon the exercise of options and warrants or conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 12, 2012 have been exercised or converted. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of common stock as beneficially owned by them, subject to community property laws where applicable. All information with respect to beneficial ownership has been furnished to us by the respective stockholder.

Name of	Shares of Common Stock		Percentage
Beneficial Owner (1)	Beneficially Owned		Of Ownership

(i) Directors and Executive Officers
Harry Wachtel	6,286,503	(2)	18.4%
Thomas C. Robertson	672,431	(3)	1.9%
Peter C. Einselen	768,931	(4)	2.2%
Mark K. Patterson	73,300	(8)	*
Mark Weiss	911,503	(6)	2.7%
William I. Wunderlich	1,382,342	(7)	4.1%
Michael P. Williams	869,667	(5)	2.5%

All executive officers and directors as a group (7 persons)	9,705,832	(9)	26.9%

(ii) 5% Stockholders
James T. Martin	5,620,000	(10)	16.5%
Kinderhook Partners, LP	6,278,312	(10)	18.4%
Baker Street Capital L.P.	3,094,884	(10)	9.1%

* Less than one percent.

(1)	Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel, Mr. Weiss and Mr. Wunderlich is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487. The address for Mr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda. The address for Kinderhook Partners, LP is One Executive Drive, Suite 160, Fort Lee, NJ 07024. The address for Baker Street Capital L.P. is 12400 Wilshire Blvd., Suite 940, Los Angeles, CA 90025
(2)	Includes 1,258,845 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements and 100,000 shares issuable upon the exercise of vested stock options.
(3)	Includes 440,000 shares issuable upon the exercise of vested stock options.
(4)	Includes 462,500 shares issuable upon the exercise of vested stock options
(5)	Includes 866,667 shares issuable upon the exercise of vested stock options.
(6)	Includes 851,503 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares and 60,000 shares issuable upon the exercise of vested stock options.
(7)	Includes 407,342 with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares and 60,000 shares issuable upon the exercise of vested stock options.
(8)	Includes 73,300 shares issuable upon the exercise of vested stock options.
(9)	Assumes that all currently exercisable options or warrants owned by members of this group have been exercised.
(10)	The information with respect to this stockholder is derived from the stockholders most recent Exchange Act filing with the SEC.

Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

None.

Director Independence

Our Board has determined that Mark Patterson, Thomas Robertson and Peter Einselen (the “Independent Directors”) are independent as that term is defined in the listing standards of the Nasdaq. As disclosed above, Messrs. Patterson, Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

In determining director independence, the Board considered the option awards to the Independent Directors for the year ended December 31, 2011, disclosed in “Item 11 – Executive Compensation – Director Compensation” above, and determined that such awards were compensation for services rendered as directors and therefore did not impact their ability to continue to serve as Independent Directors.

Item 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Audit fees	$127,000	$109,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$127,000	$109,000

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

PART IV

Item 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b)	Exhibits:

Exhibit No.	Description

No. 3A	Certificate of Incorporation of the Company, as amended. (6)

No. 3B	Amended and Restated By-Laws of the Company. (3)

No. 4A	Specimen Stock Certificate. (1)

No. 10A	**1997 Stock Option Plan. (4)

No. 10B	**1997 Non-Employee Stock Option Plan. (4)

No. 10C	**1999 Stock Option Plan. (5)

No. 10D	**2003 Stock Option Plan. (8)

No. 10E	**2005 Independent Sales Agent Stock Option Plan. (9)

No. 10F	**2006 Stock Option Plan. (9)

No. 10G	**2006 Independent Sales Agent Stock Option Plan. (9)

No. 10H	Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. (10)

No. 10I	First Amendment to the Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. dated March 24, 2010.(11)

No. 10J	**Amendment to each of the existing AutoInfo Incentive Compensation Plans, dated October 7, 2010.*

No. 10K	**Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated January 1, 2011. (12)

No. 10L	**Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2011. (12)

No. 10M	**Employment Agreement between AutoInfo, Inc. and Michael. P. Williams dated January 1, 2011. (12)

No. 10N	**Employment Agreement between AutoInfo, Inc. and Mark Weiss dated July 1, 2011.*

No. 10O	Second Amendment to the Loan and Security Agreement, dated April 28, 2011, between AutoInfo, Inc. and Regions Bank (13)

No. 10P	Asset Purchase Agreement dated July 8, 2011 (14)

No. 10Q	Third Amendment to the Loan and Security Agreement, dated November 1, 2011, between the Company and Regions Bank (15)

No. 14A	Code of Ethics. (7)

No. 21A	Subsidiaries of the Registrant. (*)

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS ***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

_______________________

*Filed as an exhibit hereto.

**Management contract or compensatory plan or arrangement.

***Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.
(2)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(3)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(4)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.
(5)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
(6)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.
(7)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.
(8)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.
(9)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.
(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference.
(12)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated February 7, 2011 and is incorporated herein by reference.
(13)	Filed with the SEC on May 3, 2011 as an exhibit to our Current Report on Form 8-K and is incorporated herein by reference.
(14)	Filed with the SEC on July 13, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(15)	Filed with the SEC on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 20, 2012 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel
Harry M. Wachtel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
Harry M. Wachtel	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 20, 2012

/s/ William I. Wunderlich
William I. Wunderlich	Chief Financial Officer (Principal Accounting Officer)	March 20, 2012

/s/ Mark Weiss
Mark Weiss	Director	March 20, 2012

/s/ Peter C. Einselen
Peter C. Einselen	Director	March 20, 2012

/s/ Thomas C. Robertson
Thomas C. Robertson	Director	March 20, 2012

/s/ Mark K. Patterson
Mark K. Patterson	Director	March 20, 2012

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AutoInfo, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 15, 2012

Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$136,000	$316,000
Accounts receivable, net of allowance for doubtful accounts of $509,000 and $392,000 as of December 31, 2011 and 2010, respectively	40,658,000	49,736,000
Deferred income taxes	42,000	135,000
Prepaid expenses	1,415,000	1,139,000
Current portion of advances and other assets	1,589,000	2,117,000

Total current assets	43,840,000	53,443,000

Fixed assets, net of depreciation	647,000	479,000

Advances and other assets, net of current portion	4,551,000	12,805,000

Goodwill and other intangibles	10,069,000	-

	$59,107,000	$66,727,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,942,000	$23,188,000

Loan payable	16,273,000	22,432,000

Commitments and contingencies

Stockholders’ equity :
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,074,000 and 33,513,000 as of December 31, 2011 and 2010, respectively	34,000	34,000
Additional paid-in capital	20,375,000	20,228,000
Retained earnings	4,483,000	845,000

Total stockholders’ equity	24,892,000	21,107,000

	$59,107,000	$66,727,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2011	2010

Gross revenues
Transportation services	$318,080,000	$277,622,000
Agent support services	1,890,000	2,079,000
Total revenues	319,970,000	279,701,000

Purchased transportation	259,493,000	226,093,000
Purchased equipment for resale	566,000	-
Commissions	41,371,000	39,463,000
Operating expenses	12,108,000	8,469,000
	313,538,000	274,025,000

Income from operations	6,432,000	5,676,000

Interest expense	520,000	701,000

Income before income taxes	5,912,000	4,975,000
Income taxes	2,274,000	1,920,000

Net income	$3,638,000	$3,055,000

Net income per share:
Basic	$.11	$.09
Diluted	$.10	$.09

Weighted average number of common shares:
Basic	33,908,000	33,500,000
Diluted	35,396,000	34,490,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional	Retained
	Stock	Common	Paid - In	Earnings
	Outstanding	Stock	Capital	(Deficit)

Balance, January 1, 2010	33,496,000	$34,000	$20,100,000	$(2,210,000)

Exercise of stock options	17,000

Stock-based compensation expense			128,000

Net income				3,055,000

Balance, December 31, 2010	33,513,000	$34,000	$20,228,000	$845,000

Exercise of stock options	561,000		16,000

Stock-based compensation expense			131,000

Net income				3,638,000

Balance, December 31, 2011	34,074,000	$34,000	$20,375,000	$4,483,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,638,000	$3,055,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	117,000	(28,000)
Depreciation and amortization expenses	202,000	229,000
Stock-based compensation expense	131,000	128,000
Deferred income taxes	93,000	850,000

Changes in operating assets and liabilities:
Accounts receivable	8,961,000	(13,640,000)
Prepaid expenses	(275,000)	43,000
Accounts payable and accrued liabilities	(5,248,000)	5,557,000

Net cash provided by (used in) operating activities	7,619,000	(3,806,000)

Cash flows from investing activities:
Advances and other assets	(1,288,000)	458,000
Capital expenditures	(369,000)	(185,000)

Net cash provided by (used in) investing activities	(1,657,000)	273,000

Cash flows from financing activities:
Exercise of stock options	17,000	-
Change in loan payable, net	(6,159,000)	3,782,000

Net cash provided by (used in)financing activities	(6,142,000)	3,782,000

Net change in cash and cash equivalents	(180,000)	249,000
Cash and cash equivalents, beginning of year	316,000	67,000

Cash and cash equivalents, end of year	$136,000	$316,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

Note 1 - Business and Summary of Significant Accounting Policies

Business Overview

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales type leases (which facilitate the acquisition of trucks by owner-operators),, and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

On July 8, 2011, we entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Eleets Transportation Company, Inc., a Florida corporation (the “Significant Agent”) to acquire substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under our authorities and licenses, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company, plus the assumption of certain liabilities. See Note 4.

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, income from operations and net income of approximately $320.0 million, $6.4 million and $3.6 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the AutoInfo, Inc. and its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers. Net revenues are gross revenues less the direct costs of purchased transportation. Revenue is recognized upon delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, the Company’s obligations are completed and collection of receivables is reasonably assured. Gross revenues and profits from agent support services consist primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

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

Fixed Assets

Fixed assets as of December 31, 2011 and 2010, consisting predominantly of furniture, fixtures, equipment and proprietary software, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Sales-Type Leases

The Company provides lease financing primarily through sales-type leases. The Company records, at the inception of the lease, the aggregate future minimum lease payments, the estimated residual value of the leased equipment, and the related unearned income. Unearned income represents the difference between the sum of the future minimum lease payments receivable plus the estimated residual value less the sales price of the underlying equipment. Unearned income is recognized as revenue over the term of the related lease using the interest method. The equipment sale is recognized at the inception of the lease.

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

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. In May 2009, the plan was modified eliminating matching contributions by the Company. In July 2011, the plan was modified reinstating matching contributions by the Company. 401(K) expense charged to operations in 2011 was $32,000.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,488,000 and 990,000 for the years ended December 31, 2011 and 2010, respectively.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This ASU is intended to simplify how entities, both public and private, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not”, defined as having a likelihood of more than 50%, that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for fiscal years beginning after December 31, 2011. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Segment Information

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases. This segment also includes potential revenues related to profit participations and realization on the option to acquire equity that the Company may receive related to a loan or advance extended to an agent.

Note 2 - Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2011	2010

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlying contracts from three to five years	$1,914,000	$770,000

Non-interest bearing advances to independent sales agents repayable at the end of the underlying contracts at various dates through 2015	425,000	1,119,000

Loans to independent sales agents bearing interest at prime, prime plus 1%, 8% and 20%, repayable at various dates through 2015. See Note 4.	2,031,000	10,728,000

Sales-type leases with original terms of 48 months, through 2015, net of unearned income of $290,000 at December 31, 2011.	672,000

Due from independent sales agents and employees consisting of non-interest bearing loans, agent chargebacks, and advanced commissions expected to be earned / repaid through 2015	1,098,000	2,305,000

	6,140,000	14,922,000
Less: current portion	1,589,000	2,117,000

	$4,551,000	$12,805,000

Advances and other assets are expected to be earned / repaid as follows:

2012	$1,589,000
2013	1,009,000
2014	1,024,000
2015	631,000
2016 and beyond	1,887,000
$6,140,000

Note 3 - Debt

Loan Payable

In February 2009, the Company entered into a $30.0 million line of credit with Regions Bank, secured by substantially all assets of the Company, which provided for interest at LIBOR plus 1 1/2% with a minimum of 3%, and the maintenance of certain financial covenants. As of December 31, 2009, the company was in violation of the debt to earnings ratio covenant and obtained a waiver of this violation as of March 15, 2010 which modified the interest rate to LIBOR plus 2 1/2% with a minimum of 3.5%, returning to the original interest rate when compliance with the covenant was achieved. Compliance with the debt to earnings ratio was achieved in the third quarter of 2010. In April 2011, the line of credit was increased to $35 million, the maturity date was extended to June 2014, and the interest rate was modified to LIBOR plus from 1.75% to 2.25% based upon a debt to earning ratio covenant, as defined. At December 31, 2011, we had a balance outstanding of $16,273,000 pursuant to the line of credit at an interest rate of LIBOR plus 2.00% (2.295% as of December 31, 2011). This rate was further reduced to LIBOR plus 1.75% in March 2012.

Note 4 - Acquisition

On July 8, 2011, the Company acquired substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under the authorities and licenses of the Company, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets, primarily non-competition agreements, amounted to $0.2 million.

Prior to the acquisition, and since 2007, the Significant Agent was an independent agent to which the Company provided agent support services, including loans and advances. The Company received interest on the loans and advances extended to the Significant Agent at rates ranging from 8% to 20% and was entitled to receive a fee equal to 25% of the Significant Agent’s pre-tax income, if any. However, no pre-tax income was generated during the periods preceding July 2011. Pursuant to the Acquisition Agreement, all previous contractual arrangements between the Company and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business. However, the Company agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011 and entered into a brokerage agent agreement with the Significant Agent. In November 2011, the Significant Agent terminated its brokerage agent agreement with the Company simultaneously entering into a new credit facility. In connection with the termination of the brokerage agent agreement, the Company sold to the Significant Agent approximately $11 million of accounts receivable and the Significant Agent assumed approximately $6 million of related liabilities. The net proceeds of approximately $5 million were used by the Company to reduce the outstanding borrowings under its credit facility with Regions Bank.

The following pro forma consolidated statement of income for the years ended December 31, 2011 and 2010 give effect to the acquisition on the first day of each period presented:

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	As previously reported	Pro Forma adjustments		Pro Forma

Gross revenues
Transportation services	$318,080,000	(g)	$(65,042,000)	$253,038,000
Agent support services	1,890,000	(a)	(986,000)	904,000
Total revenues	319,970,000		(66,028,000)	253,942,000

Purchased transportation	259,493,000	(g)	(56,451,000)	203,042,000
Purchased equipment for resale	566,000			566,000
Commissions	41,371,000	(b)	(1,545,000)
		(g)	(8,225,000)	31,601,000
Operating expenses	12,108,000	(c) (d) (e)	532,000
		(g)	(366,000)	12,274,000
	313,538,000		(66,055,000)	247,483,000

Income from operations	6,432,000		27,000	6,459,000

Interest expense	520,000			520,000

Income before income taxes	5,912,000		27,000	5,939,000
Income taxes	2,274,000	(f)	10,000	2,284,000

Net income	$3,638,000		17,000	$3,655,000

Net income per share:
Basic and diluted	$.11			$.11
	$.10			$.10
Weighted average number of common shares:
Basic	33,908,000			33,908,000
Diluted	35,396,000			35,396,000

Footnotes to Pro Forma Statement of Income:

(a) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(b) Commissions paid to the Significant Agent pursuant to Agent Agreement.

(c) $512,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

(d) $5,000 represents an increase in management compensation based upon an increase in income from operations.

(e) $15,000 represents amortization of acquired identifiable intangible assets.

(f) Represent an increase in federal and state taxes on income.

(g) Represents the impact of the loss of the Significant Agent’s brokerage division business, as follows:

Revenues	$65,042,000
Cost of transportation	56,451,000
Commissions	8,225,000
Operating expenses	366,000

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

	As previously reported	Pro Forma adjustments		Pro Forma

Gross revenues
Transportation services	$277,622,000	(g)	$(68,357,000)	$209,265,000
Agent support services	2,079,000	(a)	(1,843,000)	236,000
Total revenues	279,701,000		(70,200,000)	209,501,000

Cost of transportation	226,093,000	(g)	(58,862,000)	167,231,000
Commissions	39,463,000	(b)	(3,153,000)
		(g)	(9,247,000)	27,063,000
Operating expenses	8,469,000	(c) (d) (e)	997,000
		(g)	(248,000)	9,218,000
	274,025,000		(70,513,000)	203,512,000

Income from operations	5,676,000		313,000	5,989,000

Interest expense	701,000			701,000

Income before income taxes	4,975,000		313,000	5,288,000
Income taxes	1,917,000	(f)	121,000	2,038,000

Net income	$3,058,000		$192,000	$3,250,000

Net income per share:
Basic and diluted	$.09			$.09

Weighted average number of common shares:
Basic	33,500,000			33,500,000
Diluted	34,490,000			34,490,000

Footnotes to Pro Forma Statement of Income:

(a) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(b) Commissions paid to the Significant Agent pursuant to Agent Agreement.

(c) $932,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

(d) $15,000 represents an increase in management compensation based upon an increase in income from operations.

(e) $50,000 represents amortization of acquired identifiable intangible assets.

(f) Represent an increase in federal and state taxes on income.

(g) Represents the impact of the loss of the Significant Agent’s brokerage division business, as follows:

Revenues	$68,357,000
Cost of transportation	58,862,000
Commissions	9,247,000
Operating expenses	248,000

Note 5 - Income Taxes

For the years ended December 31, 2011 and 2010, the provision for income taxes consisted of the following:

	2011		2010
	Current	Deferred	Current	Deferred

Income tax expense (benefit) before application of operating loss carryforwards	$2,181,000	$93,000	$2,055,000	$(135,000)
Income tax expense (benefit) of operating loss carryforwards	-	-	(985,000)	985,000

Income tax expense	$2,181,000	$93,000	$1,070,000	$850,000

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal statutory rate for the years ended December 31, 2011 and 2010:

	2011	2010
Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	4.5	4.6
	38.5%	38.6%

Deferred taxes are comprised of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Deferred tax asset:
Net temporary differences	$42,000	$135,000

	$42,000	$135,000

Note 6 - Commitments and Contingencies

Leases

The Company is obligated under non-cancelable operating leases for premises expiring through August 2016. Future minimum lease payments are $173,000, $175,000, $178,000, $95,000 and $71,000 for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively. Rent expense for the years ended December 31, 2011 and 2010 was $273,000 and $232,000, respectively.

Other Agreements

The Company has employment agreements with Messrs. Wachtel, Wunderlich and Williams, its chief executive officer, chief financial officer, and it president and chief operating officer, respectively, who are also stockholders. The agreements with Messrs. Wachtel and Wunderlich, which were to expire on December 31, 2011, provided for minimum annual compensation of $250,000 and $175,000, and bonuses equal to 10% of the Company’s consolidated pre-tax profit (as defined) up to $1,250,000 and 5% of consolidated pre-tax profit in excess of $1,250,000, respectively. Under the terms of the agreements, annual salaries and bonuses shall not exceed $750,000 and $675,000 for Messrs. Wachtel and Wunderlich, respectively. Bonus payments to each of Messrs. Wachtel and Wunderlich were $360,000 for the year ended December 31, 2010. The agreement with Mr. Williams, which was to expire on December 31, 2011, provided for a base salary starting at $175,000 per year which will increase to $205,000 per year by the fourth year of the contract term and, commencing with the year ended December 31, 2010, a bonus equal to 2% of consolidated pre-tax profit and for the year ended December 31, 2009, 1% of consolidated pre-tax profit. Accordingly, a bonus of $119,000 was paid for the year ended December 31, 2010.

In February 2011, Messrs. Wachtel, Wunderlich and Williams entered into new employment agreements. The agreements with Messrs. Wachtel and Wunderlich, which expire on December 31, 2015, provide for no change in the minimum annual compensation, bonus and maximum compensation. Bonus payments to each of Messrs. Wachtel and Wunderlich were $418,000 for the year ended December 31, 2011. The agreement with Mr. Williams, which expires on December 31, 2015, provides for a minimum annual salary of $205,000 and an annual bonus equal to 2% of our first $3,000,000 of the Company’s consolidated pre-tax profit (as defined) plus an additional: (i) three percent (3%) of any of the Company’s consolidated pre-tax profit in excess of $3,000,000 but less than or equal to $4,000,000; (ii) four percent (4%) of any of the Company’s consolidated pre-tax profit in excess of $4,000,000 but less than or equal to $5,000,000; and (iii) five percent (5%) of any of the Company’s consolidated pre-tax profit in excess of $5,000,000; provided, however, the total annual aggregate salary and bonus payable to Mr. Williams is limited to a maximum of $485,000. Bonus payments to Mr. Williams was $236,000 for the year ended December 31, 2011. The agreements also provide that in the event of a change in control (as defined therein), Messrs. Wachtel, Wunderlich and Williams shall each receive a lump-sum cash payment equal to one and one-half times the respective executive officer’s minimum annual compensation (as defined therein), plus one and one-half times of his average annual bonus for the prior two years. Further, upon a change in control, we may, within a specified period, terminate the executive officer’s employment with us without further liability to the executive officer other than with respect to the provision of continued medical coverage through December 31, 2015.

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

Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 9,036,000 as of December 31, 2011, 3,594,000 have been granted to independent sales agents.

Option activity for the years ended December 31, 2011 and 2010 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Exercise Price	Contractual	Value
	Options	Per Share	Life	(in millions)

Outstanding, January 1, 2010	11,102,000	$.72	4.1	$-
Forfeited	(4,455,000)	.76
Exercised	(132,000)	.35
Granted	850,000	.54

Outstanding, December 31, 2010	7,365,000	$.67	2.1	$-
Forfeited / Expired	(392,000)	.89
Exercised	(1,362,000)	.46
Granted	3,425,000	.74

Outstanding December 31, 2011	9,036,000	$.72	3.2	$1.4
Exercisable, December 31, 2011	4,158,000	$.79	1.5	$.6

As of December 31, 2011, there were 5,820,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2011 is as follows:

	Options outstanding			Options exercisable
		Weighted
		average
		remaining	Weighted		Weighted
Range of		contractual life	average exercise		average exercise
exercise prices	Shares	(years)	price	Shares	price

$.05 - .20	208,000	1.1	$.16	208,000	$.16
.24 - .65	3,106,000	3.1	.43	1,476,000	.41
.67 - .88	3,985,000	4.5	.78	804,000	.85
1.00 – 1.48	1,737,000	.7	1.17	1,670,000	1.17
$.05 – 1.48	9,036,000	3.2	$.72	4,158,000	$.79

Weighted average grant-date fair value of options granted:

2011	$.74
2010	$.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2011	2010

Risk-free interest rate	.5%	.5%
Expected dividend yield	0%	0%
Expected volatility factor	15.10%	15.59%
Expected option term, in years	6.00	5.76

The Company recognized stock-based compensation expense related to stock options of $131,000 and $128,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had $115,000 of unrecognized stock-based compensation expense related to non-vested stock option plans that will be recognized over a period of five years.

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

Note 9 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2011
	Quarter Ended
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$74,944,000	$86,438,000	$85,262,000	$71,436,000
Agent support services	535,000	527,000	97,000	731,000
	$75,479,000	$86,965,000	$85,359,000	$72,167,000

Net income	$661,000	$905,000	$944,000	$1,128,000

Basic net income per share	$.02	$.03	$.03	$.03
Diluted net income per share	$.02	$.03	$.03	$.02

	Year Ended December 31, 2010
	Quarter Ended
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$56,430,000	$69,070,000	$73,475,000	$78,647,000
Agent support services	485,000	491,000	488,000	615,000
	$56,915,000	$69,561,000	$73,963,000	$79,262,000

Net income	$425,000	$728,000	$833,000	$1,069,000

Basic net income per share	$.01	$.02	$.02	$.04
Diluted net income per share	$.01	$.02	$.02	$.04

Note 10 - Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for interest in 2011 and 2010 was $520,000 and $701,000, respectively.

The Company paid income taxes of $1,125,000 and $238,000 for the years ended December 31, 2011 and 2010, respectively.

During 2011, the Company increased its $30.0 million line of credit from Regions Bank to $35 million.

In connection with the acquisition of the truck agent business division in July 2011, the Company acquired approximately $9.8 million of goodwill in exchange for indebtedness due to the Company of $9.4 million and the assumption of certain liabilities.

Note 11 - Segment Reporting

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

Our gross revenues, expenses, and total assets by segment as of and for the years ended December 31, 2011 and 2010 are summarized below:

2011		Agent
	Transportation	Support
	Services	Services	Total

Gross revenues	$318,080,000	$1,890,000	$319,970,000
Purchased transportation	259,493,000	-	259,493,000
Purchased equipment for resale	-	566,000	566,000
Commissions	41,371,000	-	41,371,000
Operating expenses	11,837,000	271,000	12,108,000
Income from operations	5,379,000	1,053,000	6,432,000
Interest expense	520,000	-	520,000
Income taxes	1,868,000	406,000	2,274,000
Net income	$2,991,000	$647,000	$3,638,000

Assets	$52,967,000	$6,140,000	$59,107,000

2010		Agent
	Transportation	Support
	Services	Services	Total

Gross revenues	$277,622,000	$2,079,000	$279,701,000
Purchased transportation	226,093,000	-	226,093,000
Commissions	39,463,000	-	39,463,000
Operating expenses	8,201,000	268,000	8,469,000
Income from operations	3,865,000	1,811,000	5,676,000
Interest expense	701,000	-	701,000
Income taxes	1,221,000	699,000	1,920,000
Net income	$1,943,000	$1,112,000	$3,055,000

Assets	$51,805,000	$14,922,000	$66,727,000

