Form 10-Q
period 2012-03-31
AUTOINFO INC
filed 2012-05-14
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2012

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

YES     ☐     NO      ☒

The Registrant had 34,042,728 shares of common stock outstanding as of May 11, 2012.

AUTOINFO, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page

Part I. Financial Information:

Item 1.	Consolidated Financial Statements:

	Balance Sheets March 31, 2012 (unaudited) and December 31, 2011 (audited)	3

	Statements of Income (unaudited) Three months ended March 31, 2012 and 2011	4

	Statements of Cash Flows (unaudited) Three months ended March 31, 2012 and 2011	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 6.	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$357,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $509,000 as of March 31, 2012 and December 31, 2011	36,470,000	40,658,000
Deferred income taxes	0	42,000
Prepaid expenses	2,091,000	1,415,000
Current portion of advances and other assets	2,073,000	1,589,000

Total current assets	40,991,000	43,840,000

Fixed assets, net of accumulated depreciation	675,000	647,000

Advances and other assets, net of current portion	4,732,000	4,551,000

Goodwill and other intangibles	10,062,000	10,069,000

Total assets	$56,460,000	$59,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,873,000	$17,942,000

Loan payable	11,845,000	16,273,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,135,000 and 34,074,000 as of March 31, 2012 and December 31, 2011, respectively	35,000	34,000
Additional paid-in capital	20,393,000	20,375,000
Retained earnings	5,314,000	4,483,000

Total stockholders’ equity	25,742,000	24,892,000

Total liabilities and stockholders’ equity	$56,460,000	$59,107,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Gross revenues
Transportation services	$61,497,000	$74,944,000
Agent support services	303,000	535,000
Total revenues	61,800,000	75,479,000

Purchased transportation	49,274,000	61,787,000
Purchased equipment for resale	214,000	0
Commissions	7,838,000	10,076,000
Operating expenses	3,037,000	2,376,000
	60,363,000	74,239,000

Income from operations	1,437,000	1,240,000
Interest expense	94,000	161,000

Income before income taxes	1,343,000	1,079,000
Income taxes (Note 2)	512,000	418,000

Net income	$831,000	$661,000

Net income per share
Basic and diluted	$.02	$.02

Weighted average number of common shares
Basic	34,132,000	33,604,000
Diluted	35,933,000	35,315,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$831,000	$661,000
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	0	90,000
Depreciation and amortization	71,000	52,000
Stock-based compensation expense	18,000	33,000
Deferred income taxes	42,000	0
Changes in operating assets and liabilities:
Accounts receivable	4,188,000	2,806,000
Prepaid expenses	(676,000)	(257,000)
Accounts payable and accrued liabilities	932,000	1,079,000

Net cash provided by operating activities	5,406,000	4,464,000

Cash flows from investing activities:
Advances and other assets	(665,000)	(213,000)
Capital expenditures	(92,000)	(79,000)
Net cash used in investing activities	(757,000)	(292,000)

Cash flows from financing activities:
Exercise of stock options	0	17,000
Decrease in loan payable, net	(4,428,000)	(4,302,000)
Net cash used in financing activities	(4,428,000)	(4,285,000)

Net change in cash and cash equivalents	221,000	(113,000)
Cash and cash equivalents, beginning of period	136,000	316,000

Cash and cash equivalents, end of period	$357,000	$203,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the sections entitled “Business,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the United States Securities and Exchange Commission (“SEC”),which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements.

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest on interest bearing loans and profits and interest earned on sales-type leases.

On July 8, 2011, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Eleets Transportation Company, Inc., a Florida corporation (the “Significant Agent”) to acquire substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under the Company’s authorities and licenses, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company, plus the assumption of certain liabilities.

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto contained in this report should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Income on all loans is recognized on the interest method. Accrual of interest is suspended at the earlier of the time at which collection becomes doubtful or the loan becomes delinquent. Interest income on impaired loans is recognized either when paid or on a cost-recovery basis as conditions warrant.

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

Fixed Assets

Fixed assets as of March 31, 2012 and December 31, 2011, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

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

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. In May 2009, the plan was modified to eliminate matching contributions by the Company. In July 2011, the plan was modified to reinstate matching contributions by the Company. 401(K) expense charged to operations for the three months ended March, 31, 2012 was $6,000.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,801,000 and 1,711,000, respectively, for the three month periods ended March 31, 2012 and 2011.

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

Segment Information

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes the Company’s brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that the Company provides to its agent network to support and encourage the expansion of the agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

Note 2- Income Taxes

For the three month periods ended March 31, 2012 and 2011, respectively, the provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$470,000	$42,000	$418,000	$-

Note 3 - Segment Reporting

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes the brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that the Company provides to its agent network to support and encourage the expansion of the agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest on interest bearing loans and profits and interest earned on sales-type leases.

Gross profits, expenses, and total assets by segment as of and for the three months ended March 31, 2012 and 2011 are summarized below:

	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total
	2012			2011

Gross revenues	$61,497,000	$303,000	$61,800,000	$74,944,000	$535,000	$75,479,000
Purchased transportation	49,274,000	-	49,274,000	61,787,000	-	61,787,000
Purchased equipment for resale	-	214,000	214,000	-	-	-
Commissions	7,838,000	-	7,838,000	10,076,000	-	10,076,000
Operating expenses	2,969,000	68,000	3,037,000	2,311,000	65,000	2,376,000

Income from operations	1,416,000	21,000	1,437,000	770,000	470,000	1,240,000
Interest expense	94,000	-	94,000	161,000	-	161,000
Income taxes	504,000	8,000	512,000	236,000	182,000	418,000
Net income	$818,000	$13,000	$831,000	$373,000	$288,000	$661,000

Assets	$49,655,000	$6,805,000	$56,460,000	$49,079,000	$15,135,000	$64,214,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations

Comparison of the three months ended March 31, 2012 and 2011

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

In November 2011, the Significant Agent terminated its brokerage agent agreement with us and entered into a new credit facility with an unaffiliated third party. In connection with the termination of the brokerage agent agreement, the Significant Agent purchased approximately $11 million of our accounts receivable and assumed approximately $6 million of our related liabilities. The net proceeds of approximately $5 million were used by us to reduce the outstanding borrowings under our credit facility with Regions Bank.

During the next twelve months, we plan to continue to offer our brokerage and contract carrier transportation services and expand our agent network. We are presently profitable and have adequate available lines of credit to satisfy our working capital requirements during the next twelve months.

The following Pro-Forma Consolidated Statement of Income gives effect to the July 2011 acquisition of the Significant Agent’s truck agent business and the November 2011 termination of the Significant Agent’s brokerage agreement on the previously reported results of operations for the three months ended March 31, 2011:

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

	As previously reported	Pro-Forma adjustments		Pro-Forma

Gross revenues
Transportation services	$74,944,000	(a)	$(20,678,000)	$54,266,000
Agent support services	535,000	(b)	(489,000)	46,000
Total revenues	75,479,000		(21,167,000)	54,312,000

Purchased transportation	61,787,000	(a)	(17,971,000)	43,816,000
Commissions	10,076,000	(a)	(2,613,000)
		(c)	(740,000)	6,723,000
Operating expenses	2,376,000	(a)	(94,000)
		(d)	260,000	2,542,000
	74,239,000		(21,158,000)	53,081,000

Income from operations	1,240,000		(9,000)	1,231,000
Interest expense	161,000		-	161,000

Income before income taxes	1,079,000		(9000)	1,070,000
Income taxes	418,000		3,000	415,000

Net income	$661,000		$(6,000)	$655,000

Pro-Forma adjustments represent the impact of the loss of the Significant Agent’s business as follows:

(a)

Revenues	20,678,000
Purchased transportation	17,971,000
Commissions	2,613,000
Operating expenses	94,000
Income from operations	-

(b) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(c) Commissions paid to the Significant Agent pursuant to Truck Agent Agreement relating to the Truck Agent Business Unit acquired.

(d) $260,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

The following comparison of the three months ended March 31, 2012 and 2011 is based upon the above pro-forma results for the three months ended March 31, 2011:

Revenues

Gross revenues totaled $61,800,000 for the quarter ended March 31, 2012, as compared with pro-forma gross revenues of $54,312,000 in the same prior year period, an increase of $7,488,000 or 14%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $61,497,000 for the quarter ended March 31, 2012, as compared with pro-forma gross revenues from transportation services of $54,266,000 in the same prior year period, an increase of $7,231,000 or 13%. This increase is the direct result of the expansion and growth of our agent network.

Gross revenues in our agent support services segment of $303,000 for the three month ended March 31, 2012 consisted primarily of revenues recognized from sales-type leases against which we incurred the direct cost of purchased equipment of $214,000. Pro-forma gross revenues in our agent support services segment of $46,000 for the three month ended March 31, 2011 consisted primarily of interest income earned on loans.

Costs and expenses

Purchased transportation

Purchased transportation totaled $49,274,000 for the three months ended March 31, 2012, as compared with pro-forma purchased transportation of $43,816,000 in the prior year, an increase of 12%. This is the direct result of the increase in gross revenues from transportation services of 13%.

Purchased equipment for resale

During the fourth quarter of 2011, through the newly acquired truck agent business, we introduced a sales-type lease program for our owner-operators to facilitate the acquisition of trucks. This resulted in gross revenues for the quarter ended March 31, 2012 of $303,000 including the gain on the sale and interest income. The purchased cost of this equipment was $214,000.

Commissions

Commissions totaled $7,838,000 for three months ended March 31, 2012, as compared with pro-forma commissions of $6,723,000 in the prior year, an increase of 17%. This increase is the result of the increase in gross transportation services revenues of 13% and the proportion of the revenue increase generated by agents with higher commission rates.

Operating expenses

Operating expenses totaled $3,037,000 for three months ended March 31, 2012, as compared with pro-forma operating expenses of $2,542,000 in the prior year. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion as well as the impact of the acquisition of the truck agent business in July 2011.

Interest expense

Interest expense, all of which was attributable to our transportation services segment, was $94,000 and $161,000 for the quarters ended March 31, 2012 and 2011, respectively. The reduced interest expense in 2012 is the direct result of the reduction of the average outstanding balances under our credit facility to $13.4 million from $20.1 million for the three month periods ended March 31, 2012 and 2011, respectively, as well as lower applicable interest rates.

Income tax

Income tax expense for the quarter ended March 31, 2012 was $512,000 consisting of federal income taxes of $437,000 and state income taxes of $75,000 compared to $418,000 for the same prior year period consisting of the federal income taxes of $357,000 and state income taxes of $61,000. The increase in income taxes is directly related to higher pre-tax income.

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

For the quarter ended March 31, 2012, our gross revenues increased to $61.8 million from pro-forma gross revenues of $54.3 million in the same prior year period. Factors that could adversely affect our operating results include:

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

At March 31, 2012, we had an outstanding balance of $11,845,000 under our $35 million line of credit. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, based upon the maintenance of certain financial covenants. As of March 31, 2012 we were in compliance, and not at risk of breach, with respect to each of these covenants. We believe that we have sufficient working capital to meet our short-term operating needs.

At March 31, 2012, we had liquid assets of approximately $357,000. Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of March 31, 2012 and 2011 was $11,845,000 and $18,130,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of March 31, 2012 and 2011, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2012		2011

Line of Credit	11,845,000	2.00%	18,130,000	3.00%

Inflation and changing prices had no material impact on our revenues or the results of operations for the period ended March 31, 2012.

Critical accounting policies

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 of the Notes to Unaudited Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The most significant areas involving our estimates and assumptions are described below. Actual results could differ materially from our estimates under different assumptions or conditions.

Revenue recognition

Gross revenues from transportation services consist of the total dollar value of services purchased by shippers. Gross profits are gross revenues less the direct costs of transportation. Revenue is recognized upon the delivery of freight, at which time the related transportation cost, including commission, is also recognized. At that time, our obligations are completed and collection of receivables is reasonably assured. Gross revenues and profits from agent support services consist primarily of interest on interest bearing loans and profits and interest earned on sales-type leases.

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

Income on all loans is recognized on the interest method. Accrual of interest is suspended at the earlier of the time at which collection becomes doubtful or the loan becomes delinquent. Interest income on impaired loans is recognized when collected or on a cost-recovery basis as conditions warrant.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS(1)	XBRL Instance Document
101.CAL(1)	XBRL Taxonomy Extension Schema Document
101.SCH(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*Filed as an exhibit hereto.

(1) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOINFO, INC.

/s/ Harry Wachtel
Harry Wachtel
Chief Executive Officer
(Principal Executive Officer)

/s/ William Wunderlich
William Wunderlich
Chief Financial Officer
(Principal Financial Officer)

Date:   May 14, 2012

