Form 10-Q
period 2012-06-30
AUTOINFO INC
filed 2012-08-14
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       JUNE 30, 2012

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

YES ☐      NO ☒

The number of shares outstanding of the Registrant’s common stock as of August 14, 2012: 34,135,123 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$131,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $509,000 as of June 30, 2012 and December 31, 2011, respectively	39,238,000	40,658,000
Deferred income taxes	-	42,000
Prepaid expenses	1,524,000	1,415,000
Current portion of advances and other assets	1,352,000	1,589,000

Total current assets	42,245,000	43,840,000

Fixed assets, net of accumulated depreciation	717,000	647,000

Advances and other assets, net of current portion	6,204,000	4,551,000

Goodwill and other intangibles	10,149,000	10,069,000

Total assets	$59,315,000	$59,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$20,651,000	$17,942,000

Loan payable	11,820,000	16,273,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,135,000 and 34,074,000 as of June 30, 2012 and December 31, 2011, respectively	35,000	34,000
Additional paid-in capital	20,411,000	20,375,000
Retained earnings	6,398,000	4,483,000

Total stockholders’ equity	26,844,000	24,892,000

Total liabilities and stockholders’ equity	$59,315,000	$59,107,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Gross revenues:
Transportation services	$130,529,000	$161,381,000	$69,033,000	$86,438,000
Agent support services	467,000	1,063,000	164,000	527,000
Total revenues	130,996,000	162,444,000	69,197,000	86,965,000

Purchased transportation	105,062,000	132,788,000	55,788,000	71,001,000
Purchased equipment for resale	283,000		69,000
Commissions	16,359,000	21,788,000	8,521,000	11,711,000
Operating expenses	5,961,000	5,036,000	2,924,000	2,661,000
	127,665,000	159,612,000	67,302,000	85,373,000

Income from operations	3,331,000	2,832,000	1,895,000	1,592,000
Interest expense	172,000	283,000	78,000	122,000

Income before income taxes	3,159,000	2,549,000	1,817,000	1,470,000
Income taxes (Note 2)	1,244,000	984,000	732,000	565,000

Net income	$1,915,000	$1,565,000	$1,085,000	$905,000

Net income per share:
Basic	$.06	$.05	$.03	$.03
Diluted	$.05	$.04	$.03	$.03

Weighted average number of common shares:
Basic	34,133,000	33,760,000	34,135,000	33,916,000
Diluted	35,854,000	35,415,000	35,776,000	35,515,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,915,000	$1,565,000
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	-	449,000
Depreciation and amortization	127,000	104,000
Stock-based compensation expense	37,000	65,000
Deferred income taxes	42,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,421,000	(796,000)
Prepaid expenses	(110,000)	(396,000)
Accounts payable and accrued liabilities	2,710,000	3,039,000

Net cash provided by operating activities	6,142,000	4,030,000

Cash flows from investing activities:
Advances and other assets	(1,497,000)	(370,000)
Capital expenditures	(198,000)	(215,000)
Net cash (used in) investing activities	(1,695,000)	(585,000)

Cash flows from financing activities:
Exercise of stock options	-	18,000
Decrease in loan payable, net	(4,452,000)	(3,404,000)
Net cash (used in) financing activities	(4,452,000)	(3,386,000)

Net change in cash and cash equivalents	(5,000)	59,000
Cash and cash equivalents, beginning of period	136,000	316,000

Cash and cash equivalents, end of period	$131,000	$375,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the factors set forth under the sections entitled “Business,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the United States Securities and Exchange Commission (“SEC”), which discloses all material factors known to us that we believe could cause actual results to differ materially from those expressed or implied by forward-looking statements.

Note 1. - Business and Summary of Significant Accounting Policies

Business

AutoInfo, Inc., through its wholly-owned subsidiaries, Sunteck Transport Group, Inc. and E-Transport Group, Inc. (collectively, the “Company,” “we,” “us,” or “our”), operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest on interest bearing loans and profits and interest earned on sales-type leases.

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fixed Assets

Fixed assets as of June 30, 2012 and December 31, 2011, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

Sales-Type Leases

The Company provides lease financing primarily through sales-type leases. The Company records, at the inception of the lease, the aggregate future minimum lease payments, the estimated residual value of the leased equipment and the related unearned income. Unearned income represents the difference between the sum of the future minimum lease payments receivable plus the estimated residual value less the sales price of the underlying equipment. Unearned income is recognized as revenue over the term of the related lease using the interest method. The equipment sale is recognized at the inception of the lease.

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

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. In May 2009, the plan was modified to eliminate matching contributions by the Company. In July 2011, the plan was modified to reinstate matching contributions by the Company. 401(K) expense charged to operations for the three and six months ended June 30, 2012 was $4,000 and $10,000, respectively.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,641,000 and 1,599,000, and 1,721,000 and 1,655,000, respectively, for the three and six month periods ended June 30, 2012 and 2011, respectively.

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

Segment Information

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes the Company’s brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions. The agent support services segment includes an array of services that the Company provides to its agent network to support and encourage the expansion of the agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators) and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data and business analysis tools. Revenue in this segment consists primarily of interest earned on interest bearing loans and profits and interest earned on sales-type leases.

Note 2- Income Taxes

For the three and six month periods ended June 30, 2012 and 2011, respectively, the provision for income taxes consisted of the following:

	Three Months Ended June 30,
	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$732,000	$-	$565,000	$-

	Six Months Ended June 30,
	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$1,202,000	$42,000	$984,000	$-

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

Results of operations by segment for the three and six months ended June 30, 2012 and 2011 as well as total assets as of June 30, 2012 and 2011, are summarized below:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$69,033,000	$164,000	$69,197,000	$86,438,000	$527,000	$86,965,000
Purchased transportation	55,788,000	-	55,788,000	71,001,000	-	71,001,000
Purchased equipment for resale	-	69,000	69,000	-	-	-
Commissions	8,521,000	-	8,521,000	11,711,000	-	11,711,000
Operating expenses	2,856,000	68,000	2,924,000	2,595,000	66,000	2,661,000
Income from operations	1,868,000	27,000	1,895,000	1,131,000	461,000	1,592,000
Interest expense	78,000	-	78,000	122,000	-	122,000
Income taxes	721,000	11,000	732,000	388,000	177,000	565,000
Net income	$1,069,000	$16,000	$1,085,000	$621,000	$284,000	$905,000

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$130,529,000	$467,000	$130,996,000	$161,381,000	$1,063,000	$162,444,000
Purchased transportation	105,062,000	-	105,062,000	132,788,000	-	132,788,000
Purchased equipment for resale	-	283,000	283,000	-	-	-
Commissions	16,359,000	-	16,359,000	21,788,000	-	21,788,000
Operating expenses	5,825,000	136,000	5,961,000	4,905,000	131,000	5,036,000
Income from operations	3,283,000	48,000	3,331,000	1,900,000	932,000	2,832,000
Interest expense	172,000	-	172,000	283,000	-	283,000
Income taxes	1,225,000	19,000	1,244,000	624,000	360,000	984,000
Net income	$1,886,000	$29,000	$1,915,000	$993,000	$572,000	$1,565,000

Assets	$51,759,000	$7,556,000	$59,315,000	$52,719,000	$15,292,000	$68,011,000

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

Results of operations

Comparison of the three and six months ended June 30, 2012 and 2011

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

The following Pro-Forma Consolidated Statement of Income gives effect to the July 2011 acquisition of the Significant Agent’s truck agent business and the November 2011 termination of the Significant Agent’s brokerage agreement on the previously reported results of operations for the three and six months ended June 30, 2011:

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

	As previously reported	Pro-Forma adjustments		Pro-Forma

Gross revenues
Transportation services	$86,438,000	$	(a) (23,877,000)	$62,561,000
Agent support services	527,000		(b) (497,000)	30,000
Total revenues	86,965,000		(24,374,000)	62,591,000

Purchased transportation	71,001,000		(a) (20,276,000)	50,725,000
Commissions	11,711,000		(a) (3,491,000)
			(c) (805,000)	7,415,000
Operating expenses	2,661,000		(a) (110,000)
			(d) 272,000	2,823,000
	85,373,000		(24,410,000)	60,963,000

Income from operations	1,592,000		36,000	1,628,000
Interest expense	122,000		-	122,000

Income before income taxes	1,470,000		36,000	1,506,000
Income taxes	565,000		13,000	578,000

Net income	$905,000		$23,000	$928,000

Pro-Forma adjustments represent the impact of the loss of the Significant Agent’s business as follows:

(a)

Revenues	23,877,000
Purchased transportation	20,276,000
Commissions	3,491,000
Operating expenses	110,000
Income from operations	-

(b) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(c) Commissions paid to the Significant Agent pursuant to Truck Agent Agreement relating to the Truck Agent Business Unit acquired.

(d) $272,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

	As previously reported	Pro Forma adjustments	Pro Forma

Gross revenues
Transportation services	$161,381,000	(a) (44,555,000)	$116,826,000
Agent support services	1,063,000	(b) (986,000)	77,000
Total revenues	162,444,000	(45,541,000)	116,903,000

Cost of transportation	132,788,000	(a) (38,247,000)	94,541,000
Commissions	21,788,000	(c) (1,545,000)
		(a) (6,104,000)	14,139,000
Operating expenses	5,036,000	(c) 532,000
		(a) (204,000)	5,364,000
	159,612,000	(45,568,000)	114,044,000

Income from operations	2,832,000	27,000	2,859,000

Interest expense	283,000		283,000

Income before income taxes	2,549,000	27,000	2,576,000
Income taxes	984,000	10,000	994,000

Net income	$1,565,000	$17,000	$1,582,000

Pro-Forma adjustments represent the impact of the loss of the Significant Agent’s business as follows:

(a)

Revenues	44,555,000
Purchased transportation	38,247,000
Commissions	6,104,000
Operating expenses	204,000
Income from operations	-

(b) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(c) Commissions paid to the Significant Agent pursuant to Truck Agent Agreement relating to the Truck Agent Business Unit acquired.

(d) $532,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

The following comparison of the three and six months ended June 31, 2012 and 2011 is based upon the above pro-forma results for the three and six months ended June 30, 2011:

Revenues

For the three months ended June 30, 2012 and 2011:

Gross revenues totaled $69,197,000 for the three months ended June 30, 2012, as compared with pro-forma gross revenues of $62,591,000 in the same prior year period, an increase of approximately 11%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $69,033,000 for the three months ended June 30, 2012, as compared with pro-forma gross revenues from transportation services of $62,561,000 in the same prior year period, an increase of $6,472,000 or 10%. This increase is the direct result of the expansion and growth of our agent network.

Gross revenues in our agent support services segment of $164,000 for the three month ended June 30, 2012 consisted primarily of revenues recognized from sales-type leases against which we incurred the direct cost of purchased equipment of $69,000. Pro-forma gross revenues in our agent support services segment of $30,000 for the three month ended June 30, 2011 consisted primarily of interest income earned on loans.

For the six months ended June 30, 2012 and 2011:

Gross revenues totaled $130,996,000 for the six months ended June 30, 2012, as compared with pro-forma gross revenues of $116,903,000 in the same prior year period, an increase of approximately 12%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $130,529,000 for the six months ended June 30, 2012, as compared with pro-forma gross revenues from transportation services of $116,826,000 in the same prior year period, an increase of $13,703,000 or 12%. This increase is the direct result of the expansion and growth of our agent network.

Gross revenues in our agent support services segment of $467,000 for the six months ended June 30, 2012 consisted primarily of revenues recognized from sales-type leases against which we incurred the direct cost of purchased equipment of $283,000. Pro-forma gross revenues in our agent support services segment of $77,000 for the six months ended June 30, 2011 consisted primarily of interest income earned on loans.

Costs and expenses

Purchased transportation

Purchased transportation totaled $55,788,000 for the three months ended June 30, 2012, as compared with pro-forma purchased transportation of $50,725,000 in the same prior year period, an increase of 10%. This is the direct result of the 10% increase in gross revenues from transportation services realized.

Purchased transportation totaled $105,062,000 for the six months ended June 30, 2012, as compared with pro-forma purchased transportation of $94,541,000 in the same prior year period, an increase of 11%. This is the direct result of the 12% increase in gross revenues from transportation services realized.

Purchased equipment for resale

During the fourth quarter of 2011, through our newly acquired truck agent business, we introduced a sales-type lease program for our owner-operators to facilitate the acquisition of trucks. This resulted in gross revenues for the three and six months ended June 30, 2012 of $164,000 and $467,000, respectively, including the gain on the sale and interest income. The cost of this equipment was $69,000 and $283,000 for the three and six months ended June 30, 2012, respectively.

Commissions

Commissions totaled $8,521,000 for three months ended June 30, 2012, as compared with pro-forma commissions of $7,415,000 in the same prior year period, an increase of 15%. This increase is primarily attributable to the 10% increase in gross revenues from transportation services realized and a higher proportion of the revenue generated by agents with higher commission rates.

Commissions totaled $16,359,000 for six months ended June 30, 2012, as compared with pro-forma commissions of $14,139,000 in the same prior year period, an increase of 16%. This increase is primarily attributable to the 12% increase in gross revenues from transportation services realized and a higher proportion of the revenue generated by agents with higher commission rates.

Operating expenses

Operating expenses totaled $2,924,000 for three months ended June 30, 2012, as compared with pro-forma operating expenses of $2,823,000 in the same prior year period. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion as well as the impact of the July 2011 acquisition of the truck agent business.

Operating expenses totaled $5,961,000 for three months ended June 30, 2012, as compared with pro-forma operating expenses of $5,364,000 in the same prior year period. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion as well as the impact of the July 2011 acquisition of the truck agent business.

Interest expense

Interest expense, all of which was attributable to our transportation services segment, was $78,000 and $122,000 for the three months ended June 30, 2012 and 2011, respectively. The reduced interest expense in 2012 is the direct result of the reduction of the average outstanding balances under our credit facility to $11.4 million from $18.9 million for the three month periods ended June 30, 2012 and 2011, respectively, as well as lower applicable interest rates.

Interest expense, all of which was attributable to our transportation services segment, was $172,000 and $283,000 for the six months ended June 30, 2012 and 2011, respectively. The reduced interest expense in 2012 is the direct result of the reduction of the average outstanding balances under our credit facility to $12.5 million from $19.7 million for the six month periods ended June 30, 2012 and 2011, respectively, as well as lower applicable interest rates.

Income tax

Income tax expense for the three months ended June 30, 2012 was $732,000 consisting of federal income taxes of $632,000 and state income taxes of $100,000 compared to $565,000 for the same prior year period consisting of the federal income taxes of $483,000 and state income taxes of $82,000. The increase in income taxes is directly related to higher pre-tax income.

Income tax expense for the six months ended June 30, 2012 was $1,244,000 consisting of federal income taxes of $1,069,000 and state income taxes of $175,000 compared to $984,000 for the same prior year period consisting of the federal income taxes of $840,000 and state income taxes of $144,000. The increase in income taxes is directly related to higher pre-tax income.

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

For the six months ended June 30, 2012, our gross revenues increased to $131.0 million from pro-forma gross revenues of $116.9 million in the same prior year period. Factors that could adversely affect our operating results include:

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

At June 30, 2012, we had an outstanding balance of $11,820,000 under our $35 million line of credit. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014 and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, based upon the maintenance of certain financial covenants. As of June 30, 2012, we were in compliance, and not at risk of breach, with respect to each of these covenants. We believe that we have sufficient working capital to meet our short-term operating needs.

At June 30, 2012, we had liquid assets of approximately $375,000. Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of June 30, 2012 and 2011 was $11,820,000 and $19,028,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of June 30, 2012 and 2011, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2012		2011

Line of Credit	11,820,000	2.00%	19,028,000	2.21%

Inflation had no material impact on our revenues or the results of operations for the period ended June 30, 2012.

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

_______________________

*Filed as an exhibit hereto.

(1) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTOINFO, INC.

/s/ Harry Wachtel
Harry Wachtel
Chief Executive Officer
(Principal Executive Officer)

/s/ William Wunderlich
William Wunderlich
Chief Financial Officer
(Principal Financial Officer)

Date:    August 14, 2012

