Form 10-Q
period 2012-09-30
AUTOINFO INC
filed 2012-11-14
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2012

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

YES ☐ NO ☒

The number of shares outstanding of the Registrant’s common stock as of November 13, 2012: 34,216,136 shares of common stock.

AUTOINFO, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:

Item 1.	Consolidated Financial Statements:	Page

	Balance Sheets
	September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Statements of Income (unaudited)
	Three and Nine months ended September 30, 2012 and 2011	4

	Statements of Cash Flows (unaudited)
	Nine months ended September 30, 2012 and 2011	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 6.	Exhibits	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

Current assets:
Cash and cash equivalents	$185,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $509,000 as of September 30, 2012 and December 31, 2011, respectively	40,815,000	40,658,000
Deferred income taxes	-	42,000
Prepaid expenses	1,434,000	1,415,000
Current portion of advances and other assets	3,969,000	1,589,000

Total current assets	46,403,000	43,840,000

Fixed assets, net of accumulated depreciation	1,038,000	647,000

Advances and other assets, net of current portion	5,108,000	4,551,000

Goodwill and other intangibles	10,142,000	10,069,000

Total assets	$62,691,000	$59,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,686,000	$17,942,000

Loan payable	10,752,000	16,273,000

Commitments and contingencies

Stockholders’ equity:
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,135,000 and 34,074,000 as of September 30, 2012 and December 31, 2011, respectively	35,000	34,000
Additional paid-in capital	20,430,000	20,375,000
Retained earnings	7,788,000	4,483,000

Total stockholders’ equity	28,253,000	24,892,000

Total liabilities and stockholders’ equity	$62,691,000	$59,107,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Gross revenues:
Transportation services	$201,126,000	$246,643,000	$70,596,000	$85,262,000
Agent support services	1,727,000	1,160,000	1,260,000	97,000
Total revenues	202,853,000	247,803,000	71,856,000	85,359,000

Purchased transportation	161,313,000	202,528,000	56,251,000	69,740,000
Purchased equipment for resale	1,101,000	-	818,000	-
Commissions	25,667,000	32,693,000	9,308,000	10,906,000
Operating expenses	9,126,000	8,098,000	3,164,000	3,062,000
	197,207,000	243,319,000	69,541,000	83,708,000

Income from operations	5,646,000	4,484,000	2,315,000	1,651,000
Interest expense	247,000	403,000	75,000	119,000

Income before income taxes	5,399,000	4,081,000	2,240,000	1,532,000
Income taxes	2,094,000	1,572,000	850,000	588,000

Net income	$3,305,000	$2,509,000	$1,390,000	$944,000

Net income per share:
Basic	$.10	$.07	$.04	$.03
Diluted	$.09	$.07	$.04	$.03

Weighted average number of common shares:
Basic	34,134,000	33,854,000	34,135,000	34,043,000
Diluted	35,942,000	35,341,000	36,120,000	35,194,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,305,000	$2,509,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in allowance for doubtful accounts	-	471,000
Depreciation and amortization	190,000	156,000
Stock-based compensation expense	55,000	98,000
Deferred income taxes	42,000	(193,000)
Changes in operating assets and liabilities:
Accounts receivable	(157,000)	(1,595,000)
Prepaid expenses	(19,000)	(902,000)
Accounts payable and accrued liabilities	5,745,000	4,213,000

Net cash provided by operating activities	9,161,000	4,757,000

Cash flows from investing activities:
Advances and other assets	(3,011,000)	(659,000)
Capital expenditures	(580,000)	(238,000)
Net cash (used in) investing activities	(3,591,000)	(897,000)

Cash flows from financing activities:
Exercise of stock options	-	16,000
Decrease in loan payable, net	(5,521,000)	(4,053,000)
Net cash (used in) financing activities	(5,521,000)	(4,037,000)

Net change in cash and cash equivalents	49,000	(177,000)
Cash and cash equivalents, beginning of period	136,000	316,000

Cash and cash equivalents, end of period	$185,000	$139,000

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

The consolidated financial statements, which are unaudited, have been prepared pursuant to the rules and regulations of the SEC. In management’s opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of results to be expected for the entire year. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from these statements. The consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Fixed Assets

Fixed assets as of September 30, 2012 and December 31, 2011, consisting primarily of furniture, fixtures and equipment and computer system development costs, were carried at cost net of accumulated depreciation. Depreciation of fixed assets was provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

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

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. In May 2009, the plan was modified to eliminate matching contributions by the Company. In July 2011, the plan was modified to reinstate matching contributions by the Company. 401(K) expense charged to operations for the three and nine months ended September 30, 2012 was $6,000 and $16,000, respectively.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,985,000 and 1,808,000, and 1,151,000 and 1,487,000, respectively, for the three and nine month periods ended September 30, 2012 and 2011, respectively.

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

Note 2- Income Taxes

For the three and nine month periods ended September 30, 2012 and 2011, respectively, the provision for income taxes consisted of the following:

	Three Months Ended September 30,
	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$850,000	$-	$588,000	$-

	Nine Months Ended September 30,
	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$2,052,000	$42,000	$1,572,000	$-

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

Results of operations by segment for the three and nine months ended September 30, 2012 and 2011 as well as total assets as of September 30, 2012 and 2011, are summarized below:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$70,596,000	$1,260,000	$71,856,000	$85,262,000	$97,000	$85,359,000
Purchased transportation	56,251,000	-	56,251,000	69,740,000	-	69,740,000
Purchased equipment for resale	-	818,000	818,000	-	-	-
Commissions	9,308,000	-	9,308,000	10,906,000	-	10,906,000
Operating expenses	3,096,000	68,000	3,164,000	3,000,000	62,000	3,062,000
Income from operations	1,941,000	374,000	2,315,000	1,616,000	35,000	1,651,000
Interest expense	75,000		75,000	119,000	-	119,000
Income taxes	708,000	142,000	850,000	574,000	14,000	588,000
Net income	$1,158,000	$232,000	$1,390,000	$923,000	$21,000	$944,000

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Transportation Services	Agent Support Services	Total	Transportation Services	Agent Support Services	Total

Gross revenues	$201,126,000	$1,727,000	$202,853,000	$246,643,000	$1,160,000	$247,803,000
Purchased transportation	161,313,000	-	161,313,000	202,528,000	-	202,528,000
Purchased equipment for resale	-	1,101,000	1,101,000	-	-	-
Commissions	25,667,000	-	25,667,000	32,693,000	-	32,693,000
Operating expenses	8,921,000	205,000	9,126,000	7,905,000	193,000	8,098,000
Income from operations	5,225,000	421,000	5,646,000	3,517,000	967,000	4,484,000
Interest expense	247,000	-	247,000	403,000	-	403,000
Income taxes	1,930,000	164,000	2,094,000	1,195,000	377,000	1,572,000
Net income	$3,048,000	$257,000	$3,305,000	$1,919,000	$590,000	$2,509,000

Assets	$53,614,000	$9,077,000	$62,691,000	$63,971,000	$5,539,000	$69,510,000

* * * * * * * *

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

Results of operations

Comparison of the three and nine months ended September 30, 2012 and 2011

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

The following Pro-Forma Consolidated Statement of Income gives effect to the July 2011 acquisition of the Significant Agent’s truck agent business and the November 2011 termination of the Significant Agent’s brokerage agreement on the previously reported results of operations for the three and nine months ended September 30, 2011:

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

	As previously reported	Pro-Forma adjustments	Pro-Forma

Gross revenues
Transportation services	$85,262,000	(a) $ (24,935,000)	$60,327,000
Agent support services	97,000	-	97,000
Total revenues	85,359,000	(24,935,000)	60,424,000

Purchased transportation	69,740,000	(a) (21,357,000)	48,383,000
Commissions	10,906,000	(a) (3,515,000)	7,391,000
Operating expenses	3,062,000	(a) (63,000)	2,999,000
	83,708,000	(24,935,000)	58,773,000

Income from operations	1,651,000	-	1,651,000
Interest expense	119,000	-	119,000

Income before income taxes	1,532,000	-	1,532,000
Income taxes	588,000	-	588,000

Net income	$944,000	-	$944,000

Pro-Forma adjustments represent the impact of the loss of the Significant Agent’s business as follows:

(a)
	Revenues	$24,935,000
	Purchased transportation	21,357,000
	Commissions	3,515,000
	Operating expenses	63,000
	Income from operations	-

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	As previously reported	Pro Forma adjustments		Pro Forma

Gross revenues
Transportation services	$246,643,000	(a)	(69,490,000)	$177,153,000
Agent support services	1,160,000	(b)	(986,000)	174,000
Total revenues	247,803,000		(70,476,000)	177,327,000

Cost of transportation	202,528,000	(a)	(59,604,000)	142,924,000
Commissions	32,693,000	(c)	(1,545,000)
		(a)	(9,619,000)	21,529,000
Operating expenses	8,098,000	(d)	532,000
		(a)	(267,000)	8,363,000
	243,319,000		(70,503,000)	172,816,000

Income from operations	4,484,000		27,000	4,511,000

Interest expense	403,000			403,000

Income before income taxes	4,081,000		27,000	4,108,000
Income taxes	1,572,000		10,000	1,582,000

Net income	$2,509,000		$17,000	$2,526,000

Pro-Forma adjustments represent the impact of the loss of the Significant Agent’s business as follows:

(a)
	Revenues	$69,490,000
	Purchased transportation	59,604,000
	Commissions	9,619,000
	Operating expenses	267,000
	Income from operations	-

(b) Interest income on debt component of consideration discharged to acquire Truck Agent Business Unit.

(c) Commissions paid to the Significant Agent pursuant to Truck Agent Agreement relating to the Truck Agent Business Unit acquired.

(d) $532,000 represents direct operating expenses, primarily payroll and related expenses, of Truck Agent Business Unit acquired.

The following comparison of the three and nine months ended September 31, 2012 and 2011 is based upon the above pro-forma results for the three and nine months ended September 30, 2011:

Revenues

For the three months ended September 30, 2012 and 2011:

Gross revenues totaled $71,856,000 for the three months ended September 30, 2012, as compared with pro-forma gross revenues of $60,424,000 in the same prior year period, an increase of approximately 19%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $70,596,000 for the three months ended September 30, 2012, as compared with pro-forma gross revenues from transportation services of $60,327,000 in the same prior year period, an increase of $10,269,000 or 17%. This increase is the direct result of the expansion and growth of our agent network.

Gross revenues in our agent support services segment of $1,260,000 for the three month ended September 30, 2012 consisted primarily of revenues recognized from sales-type leases against which we incurred the direct cost of purchased equipment of $818,000. Pro-forma gross revenues in our agent support services segment of $97,000 for the three month ended September 30, 2011 consisted primarily of interest income earned on loans.

For the nine months ended September 30, 2012 and 2011:

Gross revenues totaled $202,853,000 for the nine months ended September 30, 2012, as compared with pro-forma gross revenues of $177,327,000 in the same prior year period, an increase of approximately 14%.

Gross revenues from transportation services, consisting of freight fees and other related services revenue, totaled $201,126,000 for the nine months ended September 30, 2012, as compared with pro-forma gross revenues from transportation services of $177,153,000 in the same prior year period, an increase of $23,973,000 or 14%. This increase is the direct result of the expansion and growth of our agent network.

Gross revenues in our agent support services segment of $1,727,000 for the nine months ended September 30, 2012 consisted primarily of revenues recognized from sales-type leases against which we incurred the direct cost of purchased equipment of $1,101,000. Pro-forma gross revenues in our agent support services segment of $174,000 for the nine months ended September 30, 2011 consisted primarily of interest income earned on loans.

Costs and expenses

Purchased transportation

Purchased transportation totaled $56,251,000 for the three months ended September 30, 2012, as compared with pro-forma purchased transportation of $48,383,000 in the same prior year period, an increase of 16%. This is the direct result of the 17% increase in gross revenues from transportation services realized.

Purchased transportation totaled $161,313,000 for the nine months ended September 30, 2012, as compared with pro-forma purchased transportation of $142,924,000 in the same prior year period, an increase of 13%. This is the direct result of the 14% increase in gross revenues from transportation services realized.

Purchased equipment for resale

During the fourth quarter of 2011, through our newly acquired truck agent business, we introduced a sales-type lease program for our owner-operators to facilitate the acquisition of trucks. This resulted in gross revenues for the three and nine months ended September 30, 2012 of $1,260,000 and $1,727,000, respectively, including equipment sales and interest income. The cost of this equipment was $818,000 and $1,101,000 for the three and nine months ended September 30, 2012, respectively.

Commissions

Commissions totaled $9,308,000 for three months ended September 30, 2012, as compared with pro-forma commissions of $7,391,000 in the same prior year period, an increase of 26%. This increase is primarily attributable to the 17% increase in gross revenues from transportation services realized and a higher proportion of the revenue generated by agents with higher commission rates.

Commissions totaled $25,667,000 for nine months ended September 30, 2012, as compared with pro-forma commissions of $21,529,000 in the same prior year period, an increase of 19%. This increase is primarily attributable to the 14% increase in gross revenues from transportation services realized and a higher proportion of the revenue generated by agents with higher commission rates.

Operating expenses

Operating expenses totaled $3,164,000 for three months ended September 30, 2012, as compared with pro-forma operating expenses of $2,999,000 in the same prior year period. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion as well as the impact of the July 2011 acquisition of the truck agent business.

Operating expenses totaled $9,126,000 for nine months ended September 30, 2012, as compared with pro-forma operating expenses of $8,363,000 in the same prior year period. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion as well as the impact of the July 2011 acquisition of the truck agent business.

Interest expense

Interest expense, all of which was attributable to our transportation services segment, was $75,000 and $119,000 for the three months ended September 30, 2012 and 2011, respectively. The reduced interest expense in 2012 is the direct result of the reduction of the average outstanding balances under our credit facility to $11.0 million from $18.4 million for the three month periods ended September 30, 2012 and 2011, respectively, as well as lower applicable interest rates.

Interest expense, all of which was attributable to our transportation services segment, was $247,000 and $403,000 for the nine months ended September 30, 2012 and 2011, respectively. The reduced interest expense in 2012 is the direct result of the reduction of the average outstanding balances under our credit facility to $11.3 million from $19.3 million for the nine month periods ended September 30, 2012 and 2011, respectively, as well as lower applicable interest rates.

Income tax

Income tax expense for the three months ended September 30, 2012 was $850,000 consisting of federal income taxes of $725,000 and state income taxes of $125,000 compared to $588,000 for the same prior year period consisting of the federal income taxes of $502,000 and state income taxes of $86,000. The increase in income taxes is directly related to higher pre-tax income.

Income tax expense for the nine months ended September 30, 2012 was $2,094,000 consisting of federal income taxes of $1,794,000 and state income taxes of $300,000 compared to $1,572,000 for the same prior year period consisting of the federal income taxes of $1,342,000 and state income taxes of $230,000. The increase in income taxes is directly related to higher pre-tax income.

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

For the nine months ended September 30, 2012, our gross revenues increased to $202.9 million from pro-forma gross revenues of $177.3 million in the same prior year period. Factors that could adversely affect our operating results include:

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

At September 30, 2012, we had an outstanding balance of $10,752,000 under our $35 million line of credit. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014 and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, based upon the maintenance of certain financial covenants. As of September 30, 2012, we were in compliance, and not at risk of breach, with respect to each of these covenants. We believe that we have sufficient working capital to meet our short-term operating needs.

At September 30, 2012, we had liquid assets of approximately $185,000. Available cash is used to reduce borrowings on our line of credit.

The total amount of debt outstanding as of September 30, 2012 and 2011 was $10,532,000 and $18,379,000, respectively. The following table presents our debt instruments and their weighted average interest rates as of September 30, 2012 and 2011, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2012		2011

Line of Credit	10,752,000	2.00%	18,379,000	2.21%

Inflation had no material impact on our revenues or the results of operations for the period ended September 30, 2012.

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

Date: November 13, 2012

