Form 10-K
period 2012-12-31
AUTOINFO, INC
filed 2013-04-01
CIK 351017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was (based upon the closing price on the Nasdaq OTC Bulletin Board of $ 0.85 per share) approximately $7,186,000.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 22, 2013, was 34,343,215 shares.

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

PART I

Item 1. BUSINESS

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. (“Sunteck”), E-Transport Group, Inc. and Equipment Finance Solution, Inc., AutoInfo, Inc., a Delaware corporation (collectively, “we,” “us,” “our” or “AutoInfo”), is a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States and Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick-up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

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

On July 8, 2011, we entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Eleets Transportation Company, Inc., a Florida corporation (the “Significant Agent”), to acquire substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with us and operating under our authorities and licenses, which were managed by the Significant Agent, and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us plus the assumption of certain liabilities. The impact of this acquisition on our 2011 financial statements and operating results was, for the period July through December, to reduce interest income earned on the discharge of indebtedness, decrease commission expense and increase direct operating expenses associated with the operation of the acquired truck agent business.

As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. Our brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During our most recently completed fiscal year, we generated revenue, income from operations and net income of approximately $278.2 million, $7.4 million and $4.4 million, respectively.

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

Recent Developments – Entry into Merger Agreement for the Potential Sale of AutoInfo

On February 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Autoinfo, AutoInfo Holdings, LLC., a Delaware limited liability company (“Parent”), and AutoInfo Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub shall be merged with and into Autoinfo, and the separate corporate existence of Merger Sub shall thereupon cease, and Autoinfo shall continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement was unanimously approved by our Board of Directors (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of the sale.

At the time the Merger becomes effective pursuant to the terms and conditions of the Merger Agreement and under Delaware law (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by Autoinfo, Parent or Merger Sub, and shares owned by our stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will automatically be cancelled and converted into the right to receive $1.05 in cash, without interest (the “Merger Consideration”); and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of our common stock will be cancelled and terminated whereby the holder of any such options to acquire our common stock shall receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of common stock issuable upon exercise of such options.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of our outstanding shares of common stock entitled to vote on the Merger and (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers), (iii) certain required consents having been obtained, (iv) there not being any Company Material Adverse Effect (as defined in the Merger Agreement), and (v)  there not being holders of more than 5% of the shares of our common stock with respect to which appraisal rights have been properly exercised.

From the date of the Merger Agreement, we are subject to customary “no-shop” restrictions on our ability to solicit or respond to alternative takeover proposals from third parties, furnish information to and engage in discussions with third parties regarding alternative takeover proposals, recommend an alternative takeover proposal or enter into an agreement with respect to an alternative takeover proposal. The “no-shop” provision, however, is subject to a customary “fiduciary-out” provision, which provides that, at any point prior to the time stockholder approval is obtained, the Board may change its recommendation to our stockholders or enter into a definitive agreement with respect to an unsolicited, bona fide takeover proposal, if and only if, prior to taking such action, the Board has determined in good faith, after consultation with independent financial advisors and outside legal counsel, (a) that failure to take such action would violate the directors’ fiduciary duties to our stockholders under Delaware law and (b) that the Takeover Proposal (as defined in the Merger Agreement) constitutes a Superior Proposal(as defined in the Merger Agreement); provided, however, that (a) we have given Parent at least five (5) business days’ prior written notice of its intention to take such action and has provided a copy of the relevant proposed transaction agreements disclosing the party making such Takeover Proposal, (b) we have negotiated in good faith with Parent during such five (5) business day notice period (to the extent Parent wishes to negotiate) to enable Parent to revise the terms of the Merger Agreement such as to cause such Takeover Proposal to no longer constitute a Superior Proposal, (c) following the end of such five (5) business day notice period, the Board will have considered in good faith any changes to the Merger Agreement proposed in writing by Parent and will have determined that the Superior Proposal would continue to constitute a Superior Proposal if such revised terms offered by Parent were given effect, and (d) in the event of any changes to the terms of such Superior Proposal, we shall have delivered to Parent an additional notice and a new five (5) business day notice period.

The Merger Agreement contains certain termination rights for us and Parent, including our right under certain circumstances to terminate the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto. Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto, we are required to pay Parent a termination fee of $1.5 million and reimburse Parent for out-of-pocket expenses actually incurred not to exceed $1.25 million. Upon termination of the Merger Agreement by us under certain specified circumstances, Parent and Merger Sub are required to pay us a termination fee of $1.5 million.

The representations, warranties and covenants made in the Merger Agreement (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding us or our business. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

The foregoing descriptions of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2013, and the terms of which are incorporated herein by reference. . The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding us that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q and other documents that we file with the SEC.

The Board, acting upon the recommendation of the Special Committee, has approved the adoption of the Merger Agreement and consummation of the Merger and recommended adoption of the Merger Agreement and consummation of the Merger by our stockholders. The transactions contemplated under the Merger Agreement are expected to close in the second quarter of 2013.

As a condition to Parent entering into the Merger Agreement, on February 28, 2013, Peter C. Einselen, Mark K. Patterson, Thomas C. Robertson, Harry Wachtel, Mark Weiss, Michael P. Williams and William I. Wunderlich, in each case a stockholder and/or an option holder of AutoInfo and members of our management and/or members of the Board, entered into a voting agreement with Parent (the “Voting Agreement”), whereby each voting stockholder party to the Voting Agreement agreed to vote all of the shares of our common stock beneficially owned (or of record) by such voting stockholder, including, but not limited to, any shares of common stock that such voting stockholder has the right to vote due to any agreement, proxy or other similar right (i) in favor of adoption of the Merger Agreement and in favor of the Merger, (ii) against (A) any proposal made in opposition to adoption of the Merger Agreement or in competition or inconsistent with the Merger or any other Transaction (as defined in the Merger Agreement), (B) any Takeover Proposal, (C) any change in ourmanagement or the Board (other than as contemplated by the Merger Agreement), and (D) any action or agreement that the voting stockholders party to the Voting Agreement actually knows, or reasonably expects, would result in a breach of any representation, warranty, covenant or agreement or any other obligation of us under the Merger Agreement or of such voting stockholder party to the Voting Agreement. The voting stockholder parties to the Voting Agreement own approximately 22.3% of the voting power of shares entitled to vote on the Merger.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2013, and the terms of which are incorporated herein by reference.

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

The actual movement of goods is accomplished by trucking (consisting of local, over the road, truckload, and less than truckload shipments), air freight (time sensitive in nature), rail freight (non time sensitive in nature and usually less expensive than truck) and ocean freight (generally in freight containers on ships). Other services provided include warehousing and distribution.

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

We utilize a state-of-the-art proprietary internet based order entry system. All agents access our web-based platform and orders are entered into a customized traffic management system which enables us to monitor the status of all orders, generate customer billing and provide detailed transactional reports from our Florida corporate headquarters. We use these reports to monitor customer logistics and transportation usage, track customer and carrier historical data, generate detailed financial and accounting data and provide our customers with details of their supply chain activity. We maintain dual off-site storage and back-up facilities to insure data integrity and security.

Suppliers

We use the services of various third party transportation companies. During 2012, no third party transportation company handled more than 10% of our shipping volume (measured by revenue).

Customers

We strive to establish long-term customer relationships and, by providing a full range of logistics and supply chain services, we seek to increase our level of business with each customer. We service customers ranging from Fortune 100 companies to small businesses in a variety of industries. During 2012, no customer accounted for more than 10% of our revenues. We typically receive credit applications from all customers, review credit references and perform credit checks to ensure credit worthiness.

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

We are licensed by the Federal Motor Carrier Safety Administration, an agency of the United States Department of Transportation (DOT) as a broker arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the compliance with certain surety bond requirements. While this requirement by the DOT is for a $ 10,000 surety bond, we maintain $100,000. We are also licensed by the DOT as a contract carrier arranging the movement of materials by motor carrier. In this capacity, we are required to meet certain qualifications to enable us to conduct business, which includes the maintenance of $750,000 of general liability insurance. Accordingly, we maintain $2,000,000 of general liability insurance and $500,000 of cargo insurance.

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

In our contract carrier services, independent owner-operators deliver our transportation services pursuant to our operating licenses and authorities. We are responsible for compliance with federal and state safety regulations concerning our operation as a “for hire” motor carrier service. In addition to public safety, we are primarily liable for property damage, personal injury and loss or damage to our customers’ freight. We maintain $2,000,000 of primary auto liability insurance as well as cargo liability insurance coverage with a policy limit of $500,000 per occurrence. While claims against us relating to such matters have occurred in the ordinary course of business, we have not incurred any material losses to date. Any such losses in excess of insurance limits would be accounted for as incurred for financial reporting purposes.

Employees

As of March 22, 2013 we had 100 full-time employees. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Available Information

Our website address is www.suntecktransportgroup.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

Risks related to our business

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

In our contract carrier services, independent owner-operators deliver our transportation services pursuant to our operating licenses and authorities. We are responsible for compliance with federal and state safety regulations concerning our operation as a “for hire” motor carrier service. In addition to public safety, we are primarily liable for property damage, personal injury and loss or damage to our customers’ freight.  Claims against us may exceed the amount of our insurance coverage, or may not be covered by insurance at all.  A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, or workers compensation claims, or unfavorable resolutions of any such claims, could adversely affect our results of operations to the extent claims are not covered by our insurance or such losses exceed our reserves. Significant increases in insurance costs or the inability to purchase insurance as a result of these claims could also reduce our profitability and have an adverse effect on our results of operations.

In our brokerage services business, we use the services of thousands of transportation companies and their drivers in connection with our transportation operations.  From time to time, these drivers are involved in accidents and goods carried by these drivers are lost or damaged, and the carriers may not have adequate insurance coverage.  Such accidents usually result in equipment damage and can also result in injuries or death.  Although these drivers are not our employees and all of these drivers are independent contractors or work for third-party carriers, from time to time claims may be asserted against us for their actions or for our actions in retaining them.  There is no assurance that we will not incur costs in connection with such claims. .

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

Our operations are subject to certain federal, state and local regulatory requirements. These regulations and requirements are subject to change based on new legislation and regulatory initiatives, which could affect the economics of the transportation industry by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. The DOT, and its agencies, such as the Federal Motor Carrier Safety Administration, and various state and local agencies exercise broad powers over our business, generally governing such activities as engaging in motor carrier operations, freight forwarding, and freight brokerage operations, as well as regulating safely. As a motor carrier authorized by the DOT, we must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, driver qualification and hours-of service. There also are regulations specifically relating to the trucking industry, including testing and specifications of equipment, product handling requirements and hazardous material requirements. In addition, we must comply with certain safety, insurance, and bonding requirements promulgated by the DOT and various state agencies. Compliance with existing, new, or more stringent measures could disrupt or impede the timing of our deliveries and our ability to satisfy the needs of our customers. In addition, we may experience an increase in operating costs, such as security costs, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. The cost of compliance with existing or future measures could adversely affect our results of operations. Further, we could become subject to liabilities as a result of a failure to comply with applicable regulations.

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

Risks related to the proposed Merger

The Merger Agreement we entered into on February 28, 2013 is subject to closing conditions and other uncertainties, many of which are outside of our control. Failure of the Merger to close may have material adverse effect upon our financial results and business operations.

On February 28, 2013, we entered into the Merger Agreement relating to the sale of AutoInfo to an affiliate of Comvest Partners, a private equity firm. The respective obligations of the parties to the Merger Agreement to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including: (i) the adoption of the Merger Agreement by our stockholders; (ii) there not being any temporary restraining order, preliminary or permanent injunction or other judgment or order issued by any governmental authority or other law, rule, legal restraint or prohibition in effect preventing, restraining or rendering illegal the consummation of the Merger; (iii) the accuracy of the representations and warranties of the parties; (iv) compliance by the parties with their respective obligations under the Merger Agreement; (v) the receipt of required consents; (vi) there not having occurred a material adverse effect with respect to AutoInfo; (vii) the receipt of written resignation letters from each of the members of the Board; and (viii) stockholders holding no more than 5% of the shares of AutoInfo’s common stock having exercised appraisal rights under Delaware law. Failure to meet these conditions, among others, could give rise to termination rights under the Merger Agreement. In certain termination events we will be required to pay a termination fee of $1.5 million and reimburse expenses of up to $1.25 million, in addition to the payment of fees and expenses we will have incurred with respect to the proposed Merger.

Further, there are incremental risks and uncertainties related to the Merger Agreement and the transactions contemplated thereunder that may affect us, many of which are outside of our control, including the following:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions required for the consummation of the Merger;

•	failure or delay in consummation of the Merger for other reasons;

•	that the proposed transaction disrupts current plans and operations;

•	potential difficulties in employee and agent retention as a result of the Merger;

•	the effect of the announcement of the Merger on our customer relationships, operating results and business generally;

•	the diversion of our management’s attention from our ongoing business concerns;

•	the outcome of any legal proceedings that may be instituted against us and/or others relating to the Merger Agreement;

•	limitations placed on our ability to operate the business by the Merger Agreement; and

•	the amounts of the costs, fees, expenses and charges related to the Merger.

There is no assurance that the Merger will be consummated and the failure of the Merger to close may have a material adverse effect on our business operations and financial results.

Risks related to our common stock

Our principal stockholders have substantial control over our affairs.

As of March 22, 2013, our chief executive officer, Harry Wachtel, beneficially owned approximately 18.5% of the issued and outstanding shares of our common stock. Further, James T. Martin and Kinderhook, LP owned approximately 16.4% and 18.3%, respectively, of the issued and outstanding shares of our common stock. As a result, any one or a combination of Mr. Wachtel, Mr. Martin or Kinderhook, LP could assert control over our affairs, including the election of directors and any proposals regarding a sale of the company or its assets or a merger. In addition, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Our stock price is volatile and could be further affected by events not within our control.

The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 22, 2013, our closing stock price has ranged from $1.13 to $0.69. On March 22, 2013, our closing stock price was $1.13.

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

Liquidity on the Nasdaq OTC Bulletin Board (“OTCBB”) is limited, and we may be unable to obtain listing of our common stock on a more liquid market.

Our common stock is quoted on the OTCBB, which provides significantly less liquidity than a national securities exchange such as the New York Stock Exchange and the Nasdaq Global or Capital Markets. We do not currently meet the minimum trading price requirement for listing on any of these exchanges and there is uncertainty that we will ever be accepted for a listing on any of these exchanges.

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

None.

Item 2. PROPERTIES

We lease approximately 5,300 square feet of space for our executive offices and the headquarters of Sunteck at 6413 Congress Avenue, Boca Raton, Florida. This lease term runs through August 2016 and provides for aggregate annual rent payments of $63,000, $65,000, $67,000 and $46,000 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively. We lease approximately 2,100 square feet of space for our freight brokerage and distribution and logistics group at 6413 Congress Avenue, Boca Raton, Florida. This lease term runs through August 2016 and provides for annual aggregate rent payments of $27,000, $28,000, $28,000 and $24,000 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively. We lease approximately 3,800 square feet at 13107 Atlantic Blvd., Jacksonville, Florida for our legal and compliance group. This lease runs through June 2016 and provides for annual aggregate rent payments of $31,000, $52,000, $65,000 and $39,000 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively. We lease facilities in Jacksonville, Florida pursuant to two separate leases for our truck agent administrative offices and truck yard consisting of 3.5 acres and 6 modular office units. These leases run through December 2014 and provide for aggregate annual rent payments of $86,000 for the years ending December 31, 2013 and 2014, respectively. We lease approximately 1,250 square feet at 4411 E. Sunshine Suite B, Springfield, Missouri. This lease is for the one year period from January through December 2013, at an annual rental rate of $12,500.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Our common stock is not listed on any stock exchange. Our common stock is quoted on the OTCBB under the symbol “Auto.” The following table sets forth the high and low bid information for our common stock for each quarter within the last two fiscal years, as reported by the OTCBB. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Prices
Year Ended December 31, 2012	High	Low

First quarter	$0.80	$0.69
Second quarter	0.85	0.69
Third quarter	0.87	0.74
Fourth quarter	0.98	0.77

Year Ended December 31, 2011	High	Low

First quarter	$0.77	$0.60
Second quarter	0.80	0.55
Third quarter	0.64	0.49
Fourth quarter	0.87	0.51

As of March 22, 2013, the closing price per share for our common stock, as reported on the OTCBB, was $1.13. As of March 22, 2013, we had approximately 500 beneficial stockholders.

Dividend policy

We have never declared or paid a cash dividend on our common stock. It has been the policy of our Board to retain all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following is a summary of our selected consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The financial data has been derived from our audited consolidated financial statements and accompanying notes.

The selected financial data set forth below should be read together with, and are qualified by reference to, the “Management’s Discussion and Analysis of Financial condition and Results of Operations” section of this report and our audited consolidated financial statements and accompanying notes included elsewhere in this report.

000’s omitted, except for per share data	Year ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:

Gross revenues	$278,171	$319,970	$279,701	$183,899	$180,211

Income from operations	7,418	6,432	5,676	2,828	4,195

Net income	$4,356	$3,638	$3,055	$1,418	$2,224

Net income per share (1)
Basic	$.13	$.11	$.09	$.04	$.07
Diluted	$.12	$.10	$.09	$.04	$.07

(1)	The common stock equivalents for the year ended December 31, 2012, 2011, 2010, 2009 and 2008 were 1,878,000, 1,488,000, 990,000, 1,266,000 and 1,727,000, respectively.

000’s omitted	As at December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:

Cash and cash equivalents	$40	$136	$316	$67	$390
Accounts receivable, net	42,361	40,658	49,736	36,068	29,863
Total assets	64,404	59,107	66,727	54,205	42,776
Total liabilities	35,059	34,215	45,620	36,281	26,467
Retained earnings (deficit)	8,839	4,483	845	(2,210)	(3,628)
Stockholders’ equity	29,345	24,892	21,107	17,924	16,309

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

This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading “Risk Factors” beginning at page 9 of this report.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.

Overview

Through our wholly-owned subsidiaries, Sunteck Transport Group, Inc. (“Sunteck”), E-Transport Group, Inc. and Equipment Finance Solution, Inc., we are a non-asset based transportation services company, providing transportation capacity and related transportation services to shippers throughout the United States and Canada. As a non-asset based provider of brokerage and contract carrier transportation services, we do not own any equipment and our services are provided through our strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service our customers’ needs. Our services include ground transportation coast to coast, local pick up and delivery, air freight and ocean freight. Our business services emphasize safety, information coordination and customer service and are delivered through a network of independent commissioned sales agents and third party capacity providers coordinated by us. The independent commissioned sales agents typically enter into exclusive contractual arrangements with Sunteck and are responsible for locating freight and coordinating the transportation of the freight with customers and capacity providers. The third party capacity providers consist of independent contractors who provide truck capacity to us, including owner-operators who operate under our contract carrier license, air cargo carriers and railroads.

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

Gross revenues during our most recently completed fiscal year were approximately $276.2 million and $2.0 million from transportation services and agent support services, respectively. Income from operations was approximately $6.9 million and $0.5 million from transportation services and agent support services, respectively.

Recent Developments – Entry into Merger Agreement for the Potential Sale of AutoInfo

On February 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among AutoInfo, AutoInfo Holdings, LLC., a Delaware limited liability company (“Parent”), and AutoInfo Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub shall be merged with and into AutoInfo, and the separate corporate existence of Merger Sub shall thereupon cease, and AutoInfo shall continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement was unanimously approved by our Board of Directors (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of AutoInfo.

At the time the Merger becomes effective pursuant to the terms and conditions of the Merger Agreement and under Delaware law (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of common stock of AutoInfo issued and outstanding immediately prior to the Effective Time (other than shares owned by AutoInfo, Parent or Merger Sub, and shares owned by stockholders of AutoInfo who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will automatically be cancelled and converted into the right to receive $1.05 in cash, without interest (the “Merger Consideration”); and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of common stock of AutoInfo will be cancelled and terminated whereby the holder of any such options to acquire common stock of AutoInfo shall receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of common stock of AutoInfo issuable upon exercise of such options.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of common stock of AutoInfo entitled to vote on the Merger and (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers), (iii) certain required consents having been obtained, (iv) there not being any Company Material Adverse Effect (as defined in the Merger Agreement), and (v)  there not being holders of more than 5% of the shares of common stock of AutoInfo with respect to which appraisal rights have been properly exercised.

From the date of the Merger Agreement, we are subject to customary “no-shop” restrictions on our ability to solicit or respond to alternative takeover proposals from third parties, furnish information to and engage in discussions with third parties regarding alternative takeover proposals, recommend an alternative takeover proposal or enter into an agreement with respect to an alternative takeover proposal. The “no-shop” provision, however, is subject to a customary “fiduciary-out” provision, which provides that, at any point prior to the time stockholder approval is obtained, the Board may change its recommendation to AutoInfo’s stockholders or enter into a definitive agreement with respect to an unsolicited, bona fide takeover proposal, if and only if, prior to taking such action, the Board has determined in good faith, after consultation with independent financial advisors and outside legal counsel, (a) that failure to take such action would violate the directors’ fiduciary duties to AutoInfo’s stockholders under Delaware law and (b) that the Takeover Proposal (as defined in the Merger Agreement) constitutes a Superior Proposal(as defined in the Merger Agreement); provided, however, that (a) AutoInfo has given Parent at least five (5) business days’ prior written notice of its intention to take such action and has provided a copy of the relevant proposed transaction agreements disclosing the party making such Takeover Proposal, (b) AutoInfo has negotiated in good faith with Parent during such five (5) business day notice period (to the extent Parent wishes to negotiate) to enable Parent to revise the terms of the Merger Agreement such as to cause such Takeover Proposal to no longer constitute a Superior Proposal, (c) following the end of such five (5) business day notice period, the Board will have considered in good faith any changes to the Merger Agreement proposed in writing by Parent and will have determined that the Superior Proposal would continue to constitute a Superior Proposal if such revised terms offered by Parent were given effect, and (d) in the event of any changes to the terms of such Superior Proposal, AutoInfo shall have delivered to Parent an additional notice and a new five (5) business day notice period.

The Merger Agreement contains certain termination rights for AutoInfo and Parent, including the right of AutoInfo under certain circumstances to terminate the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto. Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto, AutoInfo is required to pay Parent a termination fee of $1.5 million and reimburse Parent for out-of-pocket expenses actually incurred not to exceed $1.25 million. Upon termination of the Merger Agreement by AutoInfo under certain specified circumstances, Parent and Merger Sub are required to pay AutoInfo, a termination fee of $1.5 million.

The representations, warranties and covenants made in the Merger Agreement (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding AutoInfo or its business. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of AutoInfo or any of its Subsidiaries (as defined in the Merger Agreement) or Affiliates (as defined in the Merger Agreement). Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in AutoInfo’s public disclosures.

The Board, acting upon the recommendation of the Special Committee, has approved the adoption of the Merger Agreement and consummation of the Merger and recommended adoption of the Merger Agreement and consummation of the Merger by our stockholders. The transactions contemplated under the Merger Agreement are expected to close in the second quarter of 2013.

As a condition to Parent entering into the Merger Agreement, on February 28, 2013, Peter C. Einselen, Mark K. Patterson, Thomas C. Robertson, Harry Wachtel, Mark Weiss, Michael P. Williams and William I. Wunderlich, in each case a stockholder and/or an option holder of AutoInfo and members of our management and/or members of the Board, entered into a voting agreement with Parent (the “Voting Agreement”), whereby each voting stockholder party to the Voting Agreement agreed to vote all of the shares of common stock or options of AutoInfo beneficially owned (or of record) by such voting stockholder, including, but not limited to, any shares of common stock or options of AutoInfo that such voting stockholder has the right to vote due to any agreement, proxy or other similar right (i) in favor of adoption of the Merger Agreement and in favor of the Merger, (ii) against (A) any proposal made in opposition to adoption of the Merger Agreement or in competition or inconsistent with the Merger or any other Transaction (as defined in the Merger Agreement), (B) any Takeover Proposal, (C) any change in AutoInfo’s management or the Board (other than as contemplated by the Merger Agreement), and (D) any action or agreement that the voting stockholders party to the Voting Agreement actually knows, or reasonably expects, would result in a breach of any representation, warranty, covenant or agreement or any other obligation of AutoInfo under the Merger Agreement or of such voting stockholder party to the Voting Agreement. The voting stockholders parties to the Voting Agreement own approximately 22.3% of the voting power of shares entitled to vote on the Merger.

Results of operations

Comparison of 2012 vs 2011

During the year ended December 31, 2012, we continued to implement our strategic growth plan consisting primarily of the expansion of client services and the addition of independent sales agents providing brokerage and contract carrier services.

From January 1, 2011 through June 30, 2011, our contractual arrangement with one of our significant independent agents (the “Significant Agent”) provided for the Significant Agent’s retention of all of the net revenues earned on the transactions it generated.  The Significant Agent paid us interest on loans and advances we extended to it at rates ranging from 8% to 20% plus a fee equal to 25% of the Significant Agent’s pre-tax income, if any, as defined in the applicable agreement. In addition, the Significant Agent granted to us an option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business.

On July 8, 2011, pursuant to an Asset Purchase Agreement (the “Acquisition Agreement”) we acquired substantially all of the operations of the Significant Agent’s truck agent business (the “July 2011 Tranasaction”). This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under our authorities and licenses, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to us plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets amounted to $0.2 million. Pursuant to the Acquisition Agreement, all previous contractual arrangements between us and the Significant Agent were terminated, including the option to convert a portion of outstanding loans into a 25% equity ownership interest in the Significant Agent’s business. However, we agreed to continue to provide the Significant Agent with certain support services for its retained businesses through December 31, 2011, and entered into a brokerage agent agreement with the Significant Agent. In November 2011, the Significant Agent terminated its brokerage agreement with us and entered into a new credit facility. In connection with the termination of the brokerage agent agreement, the Significant Agent purchased approximately $11 million of our accounts receivable and assumed approximately $6 million of our related liabilities. The net proceeds of approximately $5 million were used by us to reduce the outstanding borrowings under our credit facility with Regions Bank. The impact of this acquisition on our 2011 financial statements and operating results was, for the period July through December, to reduce interest income earned on the discharge of indebtedness by approximately $827,000, decrease commission expense by approximately $1,453,000 and increase direct operating expenses associated with the operation of the acquired truck agent business by approximately $609,000.

The Significant Agent generated approximately 28% of our gross transportation services revenues for the year ended December 31, 2011.

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

The following analysis is based upon the pro-forma results for the year ended December 31, 2011, the details of which are provided in Notes 4 and 11 to our consolidated financial statements appearing elsewhere in this Report.

Non-asset based transportation services

In our transportation services segment, gross revenues consisting of freight fees and other related services revenue, totaled $276,198,000 for the year ended December 31, 2012, as compared with pro-forma gross revenues of $253,038,000 in the same prior year period, an increase of approximately 9%. The increase in gross revenues is primarily the result of growth of our agent network.

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

The following table represents certain statement of income data for our transportation services segment as a percentage of net revenue.

	Year Ended December 31,
	2012	2011

Net revenue	100.0%	100.0%

Commissions	62.7%	63.2%
Operating expenses	24.6%	24.0%
Interest expense	.6%	1.1%
Income taxes	4.7%	4.5%

Net income	7.4%	7.2%

Agent support services

In our agent support services segment, gross revenues, consisting primarily of revenues recognized from sales-type leases and interest income earned on loans, totaled $1,973,000 for the year ended December 31, 2012, as compared with pro-forma gross revenues of $904,000 in the same prior year period, an increase of approximately 118%. The increase in gross revenues is primarily the result of revenues recognized from sales-type leases of approximately $1,705,000 against which we incurred the direct cost of purchased equipment of $1,178,000 for the year ended December 31, 2012 as compared with revenues of $696,000 against which we incurred the direct cost of purchased equipment of $566,000 in the prior year.

Costs and expenses

Purchased transportation

Purchased transportation totaled $221,366,000 for the for the year ended December 31, 2012, as compared with pro-forma purchased transportation of $203,042,000 in the prior year, an increase of 9%. This is the direct result of the increase in gross revenues from transportation services of 9% during the period.

Purchased equipment for resale

During the fourth quarter of 2011, through our newly acquired truck agent business, we introduced a sales-type lease program for our owner-operators to facilitate the acquisition of trucks. This resulted in revenues of $1,705,000 against which we incurred the direct cost of purchased equipment of $1,178,000 for the year ended December 31, 2012, as compared with revenues of $696,000 against which we incurred the direct cost of purchased equipment of $566,000 in the prior year.

Commissions

Commissions totaled $34,379,000 for the year ended December 31, 2012, as compared with pro-forma commissions of $31,601,000 in the prior year, an increase of 9%. This increase is the result of the increase in gross transportation services revenues of 9%. As a percentage of net revenue from transportation services, commissions were 62.7% for the year ended December 31, 2012, as compared with 63.2% in the prior year.

Operating expenses

Operating expenses totaled $13,830,000 for the year ended December 31, 2012, as compared with pro-forma operating expenses of $12,274,000 in the prior year, an increase of 13%. This increase is the direct result of the increase in selling, general and administrative expenses in connection with our business expansion and expenses incurred in contemplation of the Merger. As a percentage of net revenues from transportation services, operating expenses from transportation services were 24.6% for the year ended December 31, 2012, as compared with 24.0% in the prior year. Operating expenses from agent support services, consisting primarily of salaries and related employee benefits, were $316,000 for the year ended December 31, 2012, as compared with $271,000 in the prior year.

We presently have adequate facilities and management to handle our present and anticipated transaction volume in our brokerage transportation services segment in without incurring a significant increase in overhead.

Interest expense was $323,000 for the year ended December 31, 2012, as compared with $520,000 in the prior year. This decrease is primarily due to decreased borrowings as well as a reduction in interest rate based on the loan modification agreement we entered into with Regions Bank in April 2011 which was further reduced to LIBOR plus 1.75% in March 2012.

Income tax

Income tax expense was $2,739,000 for the year ended December 31, 2012, as compared with $2,284,000 in the prior year. The 2012 income tax expense reflects an effective federal and state tax rate of 38.6% and is comprised of a deferred tax expense of $608,000 related primarily to temporary differences and a current tax expense of $2,131,000. The 2011 income tax expense reflects an effective federal and state tax rate of 38.5% and is comprised of a deferred tax expense of $93,000 related primarily to temporary differences and a current tax expense of $2,181,000.

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

For the year ended December 31, 2012, we increased gross revenues from approximately $253.9 million on a pro-forma basis to $278.2 million. As of December 31, 2012, we had retained earnings of approximately $8.8 million as compared with $4.5 million at December 31, 2011. Factors that could adversely affect our operating results include:

•	the success of Sunteck and E-Transport Group in expanding their business operations;

•	margin pressure as a result of increased competition; and

•	changes in general economic conditions.

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

Loans have been utilized in a limited number of sales agent acquisitions to support transitional operating expenses such as facilities, equipment, and personnel, which typically includes both sales and operations staff. These loans are viewed by us as providing stability during transition and an enhanced opportunity for growth.

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

In February 2009, we entered into a $30 million line of credit with Regions Bank, secured by substantially all of our assets, which was increased to $35 million in 2011. In April 2011, we modified our credit facility with Regions Bank to (a) increase our line of credit from $30 million to $35 million, (b) extend the maturity date from March 2012 to June 2014, and (c) change the interest rate from LIBOR plus 2.5% with a floor ranging from 3.0 – 3.5% to LIBOR plus 1.75% - 2.25%, with no floor, subject to the maintenance of the following financial covenants: 1) fixed charge coverage ratio not less than 1.30:1; 2) funded debt to EBITDA ratio of not more than 7.50:1 for 2010, 6.00:1 for 2011, 5.00:1 for 2012 , and 4.00:1 for 2013 and thereafter; and 3) working capital ratio of not less than 1.00:1. Based upon the funded debt to EBITDA ratio, the interest rate was reduced to LIBOR plus 1.75% in March 2012. As of December 31, 2012 we were in compliance, and not at risk of breach, with respect to each of these covenants.

At December 31, 2012, we had liquid assets of approximately $40,000.

The total amount of debt outstanding at December 31, 2012 and 2011 was $13,025,000 and $16,273,000, respectively. The following table presents our debt instruments and their weighted average interest rates at December 31, 2012 and 2011, respectively:

	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	2012		2011

Line of Credit	$13,025,000	1.96%	$16,273,000	2.30%

Inflation and changing prices had no material impact on our revenues or the results of operations for the year ended December 31, 2012.

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

Accounting Standards Codification Topic 605-45 “Revenue Recognition – Principal Agent Considerations” (ASC 605-45), establishes criteria for recognizing revenues on a gross or net basis. We are the primary obligor in our transactions, have all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier and latitude in pricing decisions. Accordingly, we record all transactions at the gross amount, consistent with the provisions of ASC 605-45.

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

Recently issued accounting standards

There have been no new accounting standards made effective during the year ended December 31, 2012, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$719,000	$219,000	$391,000	$109,000	-
Line of Credit	$13,025,000	-	$13,025,000	-	-
Total	$13,744,000	$219,000	$13,416,000	$109,000	-

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

Item 8.	FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this Report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

In connection with its evaluation, our management discovered certain matters relating to the documentation of a new agent’s acquisition and a related truck acquisition transaction that occurred during the fiscal year ended December 31, 2012 that indicated a potential internal control weakness.  In response to this discovery, incremental internal control measures were implemented to both identify the issue in future periods and prevent future occurrences from going undetected.  There was no impact on our financial statements relating to this matter or on management’s conclusion as to the effectiveness of our disclosure controls and procedures as of the Evaluation Date.

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

Management evaluated our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of this assessment and based on the criteria in this framework, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Peter C. Einselen	73	Director
Mark K. Patterson	50	Director
Thomas C. Robertson	67	Director
Harry Wachtel	54	Chairman of the board and chief executive officer
Mark Weiss	52	National account executive and director
Michael P. Williams	46	President, chief operating officer and general counsel
William Wunderlich	65	Chief financial officer

PETER C. EINSELEN has been a director since January 1999. Since 2011, Mr. Einselen has been an account executive of Capital Guardian, LLC, a securities brokerage firm. Mr. Einselen was an account executive from 1990 to 2011 and served as senior vice president from 1990 to 2001 of Anderson & Strudwick, a brokerage firm. From 1983 to 1990, Mr. Einselen was employed by Scott and Stringfellow, Incorporated, a securities brokerage firm. Mr. Einselen’s professional experience and background as an executive and as one of our directors since 1999 have given him expertise and knowledge that is valuable to the Board and makes him well qualified to serve as one of our directors.

MARK K. PATTERSON has been a director since September 2010.  Since April 2009, Mr. Patterson has been the executive vice president and chief financial officer of Appalachian Underwriters, Inc., a wholesale insurance brokerage outlet. Mr. Patterson also serves on the board of directors of several companies operating within the insurance industry. These include Accident Insurance Company, Inc. and Madison Insurance Company, Inc. both regulated property and casualty insurance companies domiciled in South Carolina; American Builders Insurance Company RRG, Inc., a risk retention group domiciled in Montana; the reinsurance companies Appalachian Reinsurance Ltd. of Bermuda and Cherokee Reinsurance Ltd. of the Cayman Islands; Bermuda based AIC Risk Management Ltd. and Bermuda American Intermediaries, Ltd.; and Monarch Intermediaries Ltd. of the Cayman Islands. In addition, Mr. Patterson serves as the president of American Employer Group, Inc., a Tennessee licensed professional employer organization. Prior to joining Appalachian Underwriters, Inc., from September 2005 until April 2009, Mr. Patterson served as the chief financial officer of Express 1 Expedited Solutions, Inc. (NYSE: XPO), a transportation services organization focused upon premium transportation solutions provided through several non-asset based or asset-light operating units.  During this tenure, Mr. Patterson served on the Board of Directors of XPO from February 2006 until April 2009.  Over the past 25 years, Mr. Patterson has held senior financial positions at several transportation, distribution and manufacturing companies, including a number of publicly traded organizations. Mr. Patterson has served as the director of corporate reporting at SIRVA, Inc. as well as the controller and director of financial planning and analysis at CRST International, Inc. He has also held the position of chief financial officer of Coastal Resources, Inc. and chief financial officer of Schilli Transportation Services, Inc. Mr. Patterson previously held various senior financial positions within U.S. Xpress Enterprises, Inc., including controller and director of treasury and finance. Prior to his career in the transportation sector, Mr. Patterson served as controller within the international manufacturing firm, Ahlstrom Filtration, Inc., and as controller within the domestic manufacturer PI, Inc. In 1987, Mr. Patterson received a Bachelor of Science degree in Accounting from the University of Tennessee. Mr. Patterson’s professional experience as a senior executive at a number of public and private transportation, distribution and manufacturing companies, within both the domestic and international markets, together with his particular depth in financial and capital market matters, represents a valuable skill set needed by the Board and well qualifies him to serve as one of our directors.

THOMAS C. ROBERTSON, CFA, has been a director since January 1999. In July 2012 Mr. Robertson joined Redmond Asset Management, an investment advisory firm, as a portfolio manager. From 1977 to June 2012, Mr. Robertson was president and chief investment officer of Gardner & Robertson, an investment advisory firm. Mr. Robertson was senior vice president from 2005 to 2011, was president and chief financial officer from 1988 to 2005 and a director from 1988 to 2010 of Anderson & Strudwick, a brokerage firm. Mr. Robertson’s professional experience, particularly his background as a financial executive and as one of our directors since 1999, have given him expertise and knowledge that is valuable to the Board and makes him well qualified to serve as one of our directors.

HARRY WACHTEL joined us in conjunction with the acquisition of Sunteck and has been chairman of the board and our chief executive officer since December 2000. In addition, he also served as our president from 2000 through 2011. From 1997 through 2011 he was also president of Sunteck. From 1992 to 1997, he served as vice president of sales and marketing for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Wachtel is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000. As a senior executive officer of our company, he provides the Board with management’s perspective and insight into our business.

MARK WEISS joined us in conjunction with the acquisition of Sunteck and has been a director since December 2000. Since 1997, he has been employed by Sunteck as a national account executive and became executive vice president in 2011. From 1994 to 1997 he served as a national account executive for Pioneer Services, Inc., a third party, non-asset based transportation logistics provider. Mr. Weiss is the brother-in-law of Mr. Wunderlich, our executive vice president and chief financial officer. As our national account executive, Mr. Weiss is an integral member of our Board and has been serving effectively on the Board with all the current members since joining the Board in 2000. As a senior executive officer of our company, he provides the Board with management’s perspective and insight into our business.

MICHAEL P. WILLIAMS joined us in January 2007 as our chief operating officer and general counsel and became our president in 2011. From 2002 to 2006, Mr. Williams served as general counsel and vice president of legal and business affairs for Vexure, Inc., a logistics company. Prior to that, from 1999 to 2002, Mr. Williams also served as general counsel and vice president of legal and business affairs for Stonier Transportation Group, Inc., a trucking and brokerage company. During his tenure with Stonier and Vexure, Mr. Williams gained experience handling customer and vendor contract negotiations, risk management strategies, human resources and assets management, and transportation and employment litigation matters. Mr. Williams received his juris doctor cum laude from Thomas Cooley Law School, Lansing, Michigan and his masters degree (LL.M.) in taxation from the University of Florida, Gainesville. He has been a member of the Florida Bar since 1995.

WILLIAM WUNDERLICH joined us in October 1992 as our vice president - finance, became chief financial officer in January 1993, president in January 1999 and, in conjunction with the acquisition of Sunteck, became our executive vice president in December 2000. From 1990 to 1992, he served as vice president of Goldstein Affiliates, Inc., a public adjusting company. From 1981 to 1990, he served as executive vice president, chief financial officer and a director of Novo Corporation, a manufacturer of consumer products. Mr. Wunderlich is a Certified Public Accountant with a B.A. degree in Accounting and Economics from the City University of New York at Queens College. Mr. Wunderlich is the brother-in-law of Mr. Weiss, an executive officer and one of our directors.

Audit Committee

Our Board has an audit committee which reviews the scope and results of the audit and other services provided by our independent accountants and our internal controls. The committee is comprised of Messrs. Patterson, Einselen and Robertson, our non-employee independent outside directors.

The Board has adopted a written charter for the audit committee, a copy of which is available on our website at www.suntecktransportgroup.com by clicking on “Investor Relations.” Under its charter, the audit committee must pre-approve all engagements of our independent accountants unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent accountants’ retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent accountants, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent accountants’ independence from management. At each subsequent committee meeting, the committee will receive updates on the services actually provided by the independent accountants, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition that would not have been known at the beginning of the year.

Since the May 6, 2003 effective date of the SEC rules stating that an accountant is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Dworken, Hillman, LaMorte & Sterczala, P.C. was approved in advance by the audit committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.

The Board has determined that the chairman of the audit committee, Mr. Patterson, is an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under NASDAQ’s listing standards and Section 10A(m)(3) of the Exchange Act. The audit committee met four times in 2012.

Director Nominations

The Board has not created a nominating committee. Instead, the functions of a nominating committee, including oversight of corporate governance, is performed by the Board as a whole. The Board regards this policy as advantageous to AutoInfo in view of the relatively small size of the company (compared to publicly held corporations generally), and the size and relative stability of the Board.

The Board considers and establishes procedures regarding recommendations for nomination to the Board, including nominations submitted by stockholders. Recommendations of stockholders should be sent to us in a timely manner, either in person or by certified mail, to the attention of our Corporate Secretary. Any recommendations submitted to the secretary should be in writing and should include whatever supporting material the stockholder considers appropriate in support of that recommendation but must include the information that would be required to be disclosed under the SEC’s rules in a proxy statement soliciting proxies for the election of such candidate and a signed consent of the candidate to serve as a director if elected. The Board will evaluate all potential candidates in the same manner, regardless of the source of the recommendation. Based on the information provided to the Board, it will make an initial determination whether to conduct a full evaluation of a candidate. As part of the full evaluation process, the Board may conduct interviews, obtain additional background information and conduct reference checks of the candidate, among other things. The Board may also ask the candidate to meet with management and other members of the Board. Although the Board has not adopted a formal policy regarding diversity, it considers a broad range of factors in evaluating a candidate, including the advantages to the company that come from having a board of directors comprised of persons with diverse experiences and perspectives. Thus, the consideration of diversity is not limited to matters of race, gender or national origin, but encompasses the candidate’s broad background and is evaluated in light of the existing composition of the Board.

Leadership Structure

The Board considers and establishes the appropriate leadership structure for us, and has concluded that we and our stockholders are best served by not having a formal policy on whether the same individual should serve as both chief executive officer and chairman of the board. The Board believes that it is important to retain the flexibility to make this determination based on the circumstances at the time of the determination, recognizing that no single leadership structure will best serve us and our stockholders in all cases. This allows it to use its experience and knowledge to elect the most qualified director as chairman of the board, while maintaining its ability to separate the roles of chairman and chief executive officer if it deems it to be advantageous to AutoInfo. In making this determination, the Board will consider the potential advantages that may come from being chaired by a person other than the chief executive officer.

Mr. Wachtel, our chief executive officer, serves as our chairman of the board. The Board has determined that having Mr. Wachtel serve as both the chairman and chief executive officer is in the best interest of Autoinfo and our stockholders.  We believe this structure makes the best use of the chief executive officer’s extensive knowledge of our business and personnel, our strategic initiatives and our industry, and also fosters real-time communication between management and the Board.

Oversight of Risk Management

The Board recognizes that companies face a variety of risks, including credit risk, liquidity risk, strategic risk and operational risk. It believes an effective risk management system will (i) timely identify the material risks that we face, (ii) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board committee, (iii) implement appropriate and responsive risk management strategies consistent with our risk profile, and (iv) integrate risk management into our decision-making.  The Board encourages and management promotes a corporate culture that incorporates risk management into our corporate strategy and day-to-day business operations. The Board also continually works, with the input of our management and executive officers, to assess and analyze the most likely areas of future risk for us.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. This code of ethics is posted on our website at www.suntecktransportgroup.com.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2012.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended December 31, 2012 and 2011 earned by or paid to our chief executive officer and our two other most highly compensated executive officers in 2012 whose total compensation exceeded $100,000 (the “named executive officers”).

Summary Compensation Table – 2012

Name and Principal Position	Year	Salary	Option Awards (1)	Non-Equity Incentive Plan Com- pensation	All Other Compensation (2)	Total
Harry M. Wachtel,	2012	$250,000	$-	$495,000	$20,000	$765,000
Chairman of the board and	2011	$250,000	$35,000	$418,000	$20,000	$723,000
chief executive officer (3)

William I. Wunderlich,	2012	$175,000	$-	$495,000	$20,000	$690,000
Executive vice president	2011	$175,000	$21,000	$418,000	$20,000	$634,000
and chief financial officer

Michael P. Williams,	2012	$205,000	$-	$280,000	$19,000	$504,000
President and chief	2011	$205,000	$38,000	$236,000	$18,000	$498,000
operating officer(3)

_______________________

(1)	Reflects the fair value of the stock option awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation. The assumptions underlying the valuation of equity awards are set forth in Note 7 of our financial statements, included elsewhere in this report.
(2)	Includes company matching contributions to a qualifying 401(K) plan and reimbursed automobile expenses.
(3)	In November 2011, Mr. Williams replaced Mr. Wachtel as our president.

Discussion of Summary Compensation

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2012 achieves the overall objectives of our executive compensation program. We believe that, in accordance with our overall objectives, executive compensation for 2012 was competitive with comparable companies. Executive compensation opportunities were weighted more heavily to pay for performance.

Non-equity incentive plan compensation paid out for 2012 were annual bonuses paid under the terms of the executives’ employment agreements described below. The level of bonuses reflected our 2012 results, with $278.2 million in GAAP revenues, representing an increase of 9.5% over pro-forma 2011, and GAAP income from operations of $7.4 million representing an increase of 14.8% over pro-forma 2011.

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

In November 2011, Mr. Williams replaced Mr. Wachtel as our president.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1996, as amended, generally disallows a tax deduction to public companies for compensation over $1 million paid to the chief executive officer and certain other most highly compensated executive officers (excluding the chief financial officer), unless the compensation is considered performance based. The compensation to named executive officers in fiscal 2012 and 2011 did not exceed the $1 million limit, and we expect executive compensation for 2013 also will qualify for deductibility.

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

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Harry M. Wachtel	100,000	400,000	(2)	$.76	2/14/2017

William I. Wunderlich	60,000	240,000	(2)	$.76	2/14/2017

Michael P. Williams	400,000			$.29	3/16/2015

Michael P. Williams	90,000	360,000	(3)	$.78	12/15/2017

(1)	All options are subject to accelerated vesting in the event of death, disability or upon the event of a “change in control,” and in connection with certain terminations of employment as described above under the heading “Employment Agreements and Severance Benefits.”
(2)	Vests in five equal annual installments from February 15, 2012 through February 15, 2016.
(3)	Vests in five equal annual installments from December 15, 2012 through December 15, 2016.

Compensation of Directors

We pay annual director’s fees of $12,500 to each of Messrs. Robertson and Einselen and $18,750 to Mr. Patterson as chairman of the audit and compensation committees. Directors are reimbursed for the costs relating to attending Board and committee meetings. No options were granted to directors in 2012. In 2012 we paid $5,000 to each of Messrs. Robertson, Einselen and Patterson for their services as members of a Special Committee of the Board.

The following table provides compensation information for the year ended December 31, 2012 for each of the independent members of our Board.

Director Compensation

Name (1)	Year	Fees	Option Awards	Total
Thomas C. Robertson	2012	$17,500	$-	$17,500
Peter C. Einselen	2012	$17,500	$-	$17,500
Mark K. Patterson	2012	$23,750	$-	$23,750

 (1)  At December 31, 2012: (i) Mr. Robertson held options exercisable for an aggregate of 600,000 shares of common stock at exercise prices ranging from $0.32 to $1.17 per share; (ii) Mr. Einselen held options exercisable for an aggregate of 622,500 shares of common stock at exercise prices ranging from $0.20 to $1.17 per share; and (iii) Mr. Patterson held options exercisable for an aggregate of 550,000 shares of common stock with exercise prices ranging from $0.56 to $0.78 per share. The number of shares to be acquired upon exercise assumes that the options are fully-vested.

Equity Compensation Plan Information

Year Ended December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1992, 1997, 1999, 2003 and 2006)	4,536,000	$0.65	4,824,000

Equity compensation plans not approved by security holders (1)	2,595,000	$0.67	2,091,000

Total	7,131,000	$0.65	6,915,000

(1)	Includes the following equity compensation plans:

•	In 2006, we established the 2006 Independent Sales Agent Stock Option Plan (the “Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 115% of the fair market value of our common stock on the date of grant.

•	In 2005, we established the 2005 Independent Sales Agent Stock Option Plan (the “2005 Sales Agent Plan”) to align the interests of our independent sales agents and affiliates with those of our stockholders, to afford an incentive to such sales agents to continue as such, to increase their efforts on our behalf and to promote the success of our business. Generally, the 2005 Sales Agent Plan is administered by our Board and provides (i) for the granting of non-qualified stock options, (ii) that the maximum term for options granted under the plan is 10 years and (iii) that the exercise price for the options may not be less than 100% of the fair market value of our common stock on the date of grant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Autoinfo’s common stock as of March 22, 2013 for (i) each person known by Autoinfo to own beneficially more than 5% of Autoinfo’s common stock, (ii) each of our directors, (iii) our principal executive officer, principal financial officer and each of our other three most highly compensated executive officers, and (iv) all directors and executive officers of Autoinfo as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power.

We determined beneficial ownership in accordance with rules promulgated by the SEC pursuant to which a person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from March 22, 2013 upon the exercise of options and warrants or conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 22, 2013 have been exercised or converted. Except as otherwise indicated, we believe that the persons or entities named in the following table have sole voting and investment power with respect to all shares of our common stock as beneficially owned by them, subject to community property laws where applicable and all information with respect to beneficial ownership has been furnished to us by the respective stockholder.

Name of	Shares of Common Stock		Percentage
Beneficial Owner (1)	Beneficially Owned		Of Ownership

(i) Directors and Executive Officers
Peter C. Einselen	708,931	(2)	2.0%
Mark K. Patterson	196,667	(3)	*
Thomas C. Robertson	612,431	(4)	1.8%
Harry Wachtel	6,386,503	(5)	18.5%
Mark Weiss	951,503	(6)	2.7%
Michael P. Williams	493,000	(7)	1.4%
William I. Wunderlich	1,442,342	(8)	4.2%

All executive officers and directors as a group (7 persons)	9,532,532	(9)	26.3%

(ii) 5% Stockholders
James T. Martin	5,620,000	(10)	16.4%
Kinderhook, LP	6,278,312	(11)	18.3%
Peter H. Kamin	1,804,900	(12)	5.3%
Rangeley Capital, LLC, Rangeley Capital Partners, LP and Christopher DeMuth, Jr.	3,589,000	(13)	10.5%
Ancora Advisors LLC and Richard Barone	2,026,655	(12)	5.9%

* Less than one percent.

(1)	Unless otherwise indicated below, each director, executive officer and each 5% stockholder has sole voting and investment power with respect to all shares beneficially owned. The address for Mr. Wachtel is c/o AutoInfo, Inc., 6413 Congress Avenue, Suite 260, Boca Raton, FL 33487. The address for Dr. Martin is c/o Bermuda Trust Company, Compass Point Road, 9 Bermudian Road, Hamilton HM11, Bermuda. The address for Kinderhook, LP is One Executive Drive, Suite 160, Fort Lee, NJ 07024. The address for Peter H. Kamin is One Avery Street, 17B, Boston, MA 02111. The address for Rangeley Capital, LLC, Rangeley Capital Partners, LP and Christopher DeMuth, Jr. is 3 Forest Street New Canaan, Connecticut 06840. The address for Ancora Advisors LLC and Richard Barone is One Chagrin Highlands, 2000 Auburn Drive, Suite 300, Cleveland, OH 44122.

(2)	Includes 402,500 shares issuable upon the exercise of vested stock options.

(3)	Includes 196,667 shares issuable upon the exercise of vested stock options.

(4)	Includes 380,000 shares issuable upon the exercise of vested stock options.

(5)	Includes 1,258,845 shares with respect to which Mr. Wachtel has been granted voting rights pursuant to voting proxy agreements and 200,000 shares issuable upon the exercise of vested stock options.

(6)	Includes 851,503 with respect to which Mr. Weiss has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Weiss retains full control over the disposition of these shares. Includes 100,000 shares issuable upon the exercise of vested stock options.

(7)	Includes 490,000 shares issuable upon the exercise of vested stock options.

(8)	Includes 407,342 shares with respect to which Mr. Wunderlich has granted voting rights to Mr. Wachtel pursuant to a voting proxy agreement. Mr. Wunderlich retains full control over the disposition of these shares. Includes 120,000 shares issuable upon the exercise of vested stock options.

(9)	Includes 1,889,167 shares issuable upon exercise of options or warrants owned by members of this group and exercisable at the Record Date or within 60 days thereafter.

(10)	The information with respect to this stockholder was provided by his broker and/or his agents.

(11)	The information with respect to this stockholder was derived from the stockholders most recent Exchange Act filing with the SEC. Kinderhook GP, LLC (the “General Partner”), is the general partner of the Kinderhook, LP (the “Partnership”). Mr. Stephen J. Clearman and Mr. Tushar Shah are co-managing members of the General Partner and as a result, Mr. Clearman and Mr. Shah may be deemed to control the General Partner and the Partnership. In addition, Mr. Clearman and Mr. Shah are co-managing members of Kinderhook Partners, LLC (the “Investment Adviser”), which is responsible for making investment decisions on the Partnership’s behalf. Accordingly, Mr. Clearman and Mr. Shah may be deemed to have a beneficial interest in the shares of Autoinfo’s common stock by virtue of their indirect control of the Partnership’s, General Partner’s, and Investment Adviser’s power to vote and/or dispose of the shares of AutoInfo’s common stock. Mr. Clearman and Mr. Shah specifically disclaim beneficial ownership of the shares of AutoInfo’s common stock except to the extent of their pecuniary interest, if any, therein. Mr. Clearman and Mr. Shah specifically disclaim beneficial ownership of the shares of AutoInfo’s common stock except to the extent of their pecuniary interest, if any, therein.

(12)	The information with respect to this stockholder was derived from the stockholder’s most recent Exchange Act filing with the SEC.

(13)	The information with respect to this stockholder was derived from the stockholder’s most recent Exchange Act filing with the SEC. Rangeley Capital, LLC, Rangeley Capital Partners, LP and Christopher DeMuth, Jr. share the power to vote and/or dispose of the shares of AutoInfo’s common stock and disclaim membership in a group. Christopher DeMuth, Jr. disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Christopher DeMuth, Jr. is the managing member of Rangeley Capital, LLC and the managing member of Rangeley Capital GP, LLC, who executed the Exchange Act filing on behalf of Rangeley Capital Partners, LP.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain relationships and related transactions

William Wunderlich, our executive vice president and chief financial officer, is the brother-in-law of Mark Weiss, who serves as a national account executive and director of AutoInfo.

Related-party transactions between a director or executive officer and AutoInfo must be reviewed and approved by the audit committee or the Board, with any interested director recusing himself or herself from the vote on the matter. A director or executive officer with a potential conflict of interest is required to promptly disclose the potential conflict to directors or executive officers who are in a position to appropriately represent the interests of AutoInfo and ensure that any transaction is properly reviewed and approved.

Director Independence

The Board has determined that Mark Patterson, Thomas Robertson and Peter Einselen (the “Independent Directors”) are independent as that term is defined in NASDAQ listing standards and under applicable rules and regulations of the SEC. Messrs. Patterson, Robertson and Einselen are the sole members of our audit committee and our compensation committee and are independent for such purposes.

Item 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Dworken, Hillman, LaMorte & Sterczala, P.C., for the fiscal years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Audit fees	$129,000	$127,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$129,000	$127,000

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

PART IV

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1) Financial Statements – See the Index to the consolidated financial statements on page F-1.

(b)	Exhibits:

Exhibit No.	Description
No. 2A	Agreement and Plan of Merger, dated as of February 28, 2013, by and among the Company, AutoInfo Holdings, LLC, and AutoInfo Acquisition Corp. (17)

No. 3A	Certificate of Incorporation of the Company, as amended. (6)

No. 3B	Amended and Restated By-Laws of the Company. (3)

No. 4A	Specimen Stock Certificate. (1)

No. 10A	**1997 Stock Option Plan. (4)

No. 10B	**1997 Non-Employee Stock Option Plan. (4)

No. 10C	**1999 Stock Option Plan. (5)

No. 10D	**2003 Stock Option Plan. (8)

No. 10E	**2005 Independent Sales Agent Stock Option Plan. (9)

No. 10F	**2006 Stock Option Plan. (9)

No. 10G	**2006 Independent Sales Agent Stock Option Plan. (9)

No. 10H	Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. (10)

No. 10I	First Amendment to the Loan and Security Agreement between Regions Bank and AutoInfo, Inc., et al. dated March 24, 2011.(11)

No. 10J	**Employment Agreement between AutoInfo, Inc. and Harry M. Wachtel dated January 1, 2011. (12)

No. 10K	**Employment Agreement between AutoInfo, Inc. and William I. Wunderlich dated January 1, 2011. (12)

No. 10L	**Employment Agreement between AutoInfo, Inc. and Michael P. Williams dated January 1, 2011. (12)

No. 10M	**Employment Agreement between AutoInfo, Inc. and Mark Weiss dated July 1, 2011 (16)

No. 10N	Second Amendment to the Loan and Security Agreement, dated April 28, 2011, between AutoInfo, Inc. and Regions Bank (13)

No. 10O	Asset Purchase Agreement dated July 8, 2011 (14)

No. 10P	Third Amendment to the Loan and Security Agreement, dated November 1, 2011, between the Company and Regions Bank (15)

No. 10Q	Voting Agreement, dated February 28, 2013, by and among AutoInfo Holdings, LLC and stockholders and option holders of the Company signatories thereto. (17)

No. 14A	Code of Ethics. (7)

No. 21A	Subsidiaries of the Registrant. *

No. 23A	Consent of Dworken, Hillman, LaMorte & Sterczala, P.C., independent registered public accounting firm.*

No. 31A	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 31B	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

No. 32A	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

No. 32B	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS ***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

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

(1)	This Exhibit was filed as Exhibit to our Registration Statement on Form S-1 (File No. 33-15465) and is incorporated herein by reference.
(2)	This Exhibit was filed as an Exhibit our definitive proxy statement dated October 2, 1992 and is incorporated herein by reference.
(3)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated March 30, 1995 and is incorporated herein by reference.
(4)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.
(5)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
(6)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 and is incorporated herein by reference.
(7)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 and is incorporated herein by reference.
(8)	This Exhibit was filed with our Definitive Information Statement on Schedule 14C, filed on July 7, 2003 and is incorporated herein by reference.
(9)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.
(10)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference.
(11)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and is incorporated herein by reference.

(12)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K dated February 7, 2011 and is incorporated herein by reference.
(13)	Filed with the SEC on May 3, 2011 as an exhibit to our Current Report on Form 8-K and is incorporated herein by reference.
(14)	Filed with the SEC on July 13, 2011 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.
(15)	Filed with the SEC on November 14, 2011 as an exhibit to our Quarterly Report on Form 10-Q and incorporated herein by reference.
(16)	This Exhibit was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2011 and is incorporated herein by reference.
(17)	This Exhibit was filed as an Exhibit to our Current Report on Form 8-K on March 5, 2013 and is incorporated herein by reference.

(c) Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d), the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on March 29, 2013 on its behalf by the undersigned, thereunto duly authorized.

AutoInfo, Inc.

By:	/s/ Harry M. Wachtel
Harry M. Wachtel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Harry M. Wachtel
Harry M. Wachtel	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2013

/s/ William I. Wunderlich
William I. Wunderlich	Chief Financial Officer (Principal Accounting Officer)	March 29, 2013

/s/ Mark Weiss
Mark Weiss	Director	March 29, 2013

/s/ Peter C. Einselen
Peter C. Einselen	Director	March 29, 2013

/s/ Thomas C. Robertson
Thomas C. Robertson	Director	March 29, 2013

/s/ Mark K. Patterson
Mark K. Patterson	Director	March 29, 2013

AUTOINFO, INC. AND SUBSIDIARIES

Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

AutoInfo, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of AutoInfo, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoInfo, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

March 25, 2013

Shelton, Connecticut

/s/ Dworken, Hillman, LaMorte & Sterczala, P.C.
Dworken, Hillman, LaMorte & Sterczala, P.C.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$40,000	$136,000
Accounts receivable, net of allowance for doubtful accounts of $357,000 and $509,000 as of December 31, 2012 and 2011, respectively	42,361,000	40,658,000
Deferred income taxes	-	42,000
Prepaid expenses	1,388,000	1,415,000
Current portion of advances and other assets	3,666,000	1,589,000

Total current assets	47,455,000	43,840,000

Fixed assets, net of depreciation	1,045,000	647,000

Advances and other assets, net of current portion	5,770,000	4,551,000

Goodwill and other intangibles, net of accumulated amortization of $30,000 as of December 31, 2012	10,134,000	10,069,000

	$64,404,000	$59,107,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,468,000	$17,942,000
Deferred income taxes	566,000	-
	$22,034,000	17,942,000

Loan payable	13,025,000	16,273,000

Commitments and contingencies

Stockholders’ equity :
Common stock - authorized 100,000,000 shares, $.001 par value; issued and outstanding 34,300,000 and 34,074,000 as of December 31, 2012 and 2011, respectively	34,000	34,000
Additional paid-in capital	20,472,000	20,375,000
Retained earnings	8,839,000	4,483,000

Total stockholders’ equity	29,345,000	24,892,000

	$64,404,000	$59,107,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2012	2011

Gross revenues
Transportation services	$276,198,000	$318,080,000
Agent support services	1,973,000	1,890,000
Total revenues	278,171,000	319,970,000

Purchased transportation	221,366,000	259,493,000
Purchased equipment for resale	1,178,000	566,000
Commissions	34,379,000	41,371,000
Operating expenses	13,830,000	12,108,000
	270,753,000	313,538,000

Income from operations	7,418,000	6,432,000

Interest expense	323,000	520,000

Income before income taxes	7,095,000	5,912,000
Income taxes	2,739,000	2,274,000

Net income	$4,356,000	$3,638,000

Net income per share:
Basic	$.13	$.11
Diluted	$.12	$.10

Weighted average number of common shares:
Basic	34,151,000	33,908,000
Diluted	36,029,000	35,396,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares of
	Common		Additional
	Stock	Common	Paid - In	Retained
	Outstanding	Stock	Capital	Earnings

Balance, January 1, 2011	33,513,000	$34,000	$20,228,000	$845,000

Exercise of stock options	561,000		16,000

Stock-based compensation expense			131,000

Net income				3,638,000

Balance, December 31, 2011	34,074,000	$34,000	$20,375,000	$4,483,000

Exercise of stock options	226,000		24,000

Stock-based compensation expense			73,000

Net income				4,356,000

Balance, December 31, 2012	34,300,000	$34,000	$20,472,000	$8,839,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,356,000	$3,638,000
Adjustments to reconcile net income to net cash provided by operating activities:
Change in allowance for doubtful accounts	(152,000)	117,000
Change in allowance for loans and advances	150,000	200,000
Depreciation and amortization expenses	298,000	202,000
Stock-based compensation expense	73,000	131,000
Deferred income taxes	608,000	93,000

Changes in operating assets and liabilities:
Accounts receivable	(1,551,000)	8,961,000
Prepaid expenses	26,000	(275,000)
Accounts payable and accrued liabilities	3,526,000	(5,248,000)

Net cash provided by operating activities	7,334,000	7,819,000

Cash flows from investing activities:
Advances and other assets	(3,446,000)	(1,488,000)
Acquisition of operating assets	(96,000)
Capital expenditures	(665,000)	(369,000)

Net cash (used in) investing activities	(4,207,000)	(1,857,000)

Cash flows from financing activities:
Exercise of stock options	24,000	17,000
Change in loan payable, net	(3,247,000)	(6,159,000)

Net cash (used in) financing activities	(3,223,000)	(6,142,000)

Net change in cash and cash equivalents	(96,000)	(180,000)
Cash and cash equivalents, beginning of year	136,000	316,000

Cash and cash equivalents, end of year	$40,000	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

AUTOINFO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

As a non-asset based provider of brokerage and contract carrier transportation services, the Company does not own any equipment and its services are provided through its strategic alliances with less than truckload, truckload, air, rail, ocean common carriers and independent owner-operators to service customers’ needs. The Company’s brokerage and contract carrier services are provided through a network of independent sales agents throughout the United States and Canada. During its most recently completed fiscal year, the Company generated revenue, income from operations and net income of approximately $278.2 million, $7.4 million and $4.4 million, respectively.

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared using the accrual basis of accounting under accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of the AutoInfo, Inc. and its wholly-owned subsidiaries, Sunteck Transport Group, Inc.,E-Transport Group, Inc. and Equipment Financial Solutions, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Provision For Doubtful Accounts

The Company continuously monitors the creditworthiness of its customers and independent sales agents and has established an allowance for amounts that may become uncollectible in the future based on current economic trends, its historical payment and bad debt write-off experience, and any specific customer and independent sales agents related collection issues.

Fixed Assets

Fixed assets as of December 31, 2012 and 2011, consisting predominantly of furniture, fixtures, equipment and proprietary software, are carried at cost net of accumulated depreciation. Depreciation of fixed assets is provided on the straight-line method over the estimated useful lives of the related assets which range from three to five years.

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

Intangible Assets

Goodwill represents the excess between the purchase price and the fair value of the net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment using a fair value approach. Other intangible assets are primarily comprised of non-competition agreements which are being amortized on a straight-line basis of the estimated useful lives of five years. Amortization of $30,000 will be charged to operations annually through 2016.

Employee Benefit Plan

In 2008, the Company established a qualified 401(K) plan covering all employees meeting certain minimum requirements. Employees may contribute up to 5% of eligible compensation, as defined, and may make additional contributions subject to Internal Revenue Code limitations. The plan provided for matching contributions by the Company equal to 100% of the employees’ first 3% of elective deferrals and an additional 50% of the next 2% of elective deferrals, subject to a maximum contribution of 4% of an employees’ eligible compensation. In May 2009, the plan was modified eliminating matching contributions by the Company. In July 2011, the plan was modified reinstating matching contributions by the Company equal to ¼% for each 1% of the employees’ elective deferrals, subject to a maximum matching contribution of 1% of the employees’ eligible compensation. 401(K) expense charged to operations in 2012 and 2011 was $22,000 and $32,000, respectively.

Income Per Share

Basic income per share is based on net income divided by the weighted average number of common shares outstanding. Common stock equivalents outstanding were 1,878,000 and 1,488,000 for the years ended December 31, 2012 and 2011, respectively.

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

Generally, federal and state tax authorities may examine the Company’s tax returns three years from the date of filing. Accordingly, income tax returns for years prior to 2009 are no longer subject to examination by taxing authorities.

Recently Issued Accounting Standards

There have been no new accounting standards made effective during the year ended December 31, 2012, or that are not yet effective, that have significance, or potential significance, to the consolidated financial statements.

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

Reclassification

Certain reclassifications have been made to the 2011 consolidated financial statements in order to conform to the 2012 presentation. These reclassifications have no effect on previously reported net income.

Note 2 - Advances and Other Assets

Advances and other assets consists of the following:

	December 31,
	2012	2011

Signing bonuses to independent sales agents, amortized on a straight-line basis over the life of the underlyingcontracts from three to ten years	$2,320,000	$1,914,000

Non-interest bearing advances to independent salesagents repayable at the end of the underlying contracts at various dates through 2018	400,000	425,000

Loans to independent sales agents bearing interest at prime and prime plus 1%, repayable at various dates through 2021.	2,482,000	2,031,000

Sales-type leases with original terms of 48 months, through 2016, net of unearned income of $374,000 at December 31, 2012.	2,191,000	672,000

Due from independent sales agents and employees consisting of non-interest bearing loans, agent chargebacks, and advanced commissions expected to be earned / repaid through 2021	2,393,000	1,298,000

	9,786,000	6,340,000
Less: allowance for uncollectible loans and advances	(350,000)	(200,000)

	9,436,000	6,140,000
Less: current portion	(3,666,000)	(1,589,000)

	$5,770,000	$4,551,000

Advances and other assets are expected to be earned / repaid as follows:

2013	$3,666,000
2014	1,279,000
2015	1,264,000
2016	922,000
2017 and beyond	2,305,000
$9,436,000

Note 3 - Debt

Loan Payable

In February 2009, the Company entered into a $30.0 million line of credit with Regions Bank, secured by substantially all assets of the Company, which provided for interest at LIBOR plus 1 1/2% with a minimum of 3%, and the maintenance of certain financial covenants In April 2011, the line of credit was increased to $35 million, the maturity date was extended to June 2014, and the interest rate was modified to LIBOR plus from 1.75% to 2.25% based upon a debt to earnings ratio covenant, as defined. This rate was further reduced to LIBOR plus 1.75% in March 2012. At December 31, 2012, we had a balance outstanding of $13,025,000 pursuant to the line of credit at an interest rate of LIBOR plus 1.75% (1.962% as of December 31, 2012).

Note 4 - Acquisition

On July 8, 2011, the Company acquired substantially all of the operations of the Significant Agent’s truck agent business. This principally consisted of the future revenue stream generated by independent agents, customers and owner-operators already under contract with and operating under the authorities and licenses of the Company, which were managed by the Significant Agent and for which the Significant Agent received 100% of the net revenue earned. The purchase price totaled approximately $10 million and principally consisted of an unconditional release and discharge of the Significant Agent from approximately $9.4 million of indebtedness due to the Company plus the assumption of certain liabilities. Goodwill recognized in this transaction amounted to $9.8 million and other intangible assets, primarily non-competition agreements, amounted to $0.2 million. The increase in goodwill in 2012 of $96,000 resulted from the finalization of certain liabilities assumed in connection with the acquisition.

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

The following pro forma consolidated statement of income for the year ended December 31, 2011 gives effect to the acquisition as of January 1, 2011:

AUTOINFO, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	As previously reported	Pro Forma adjustments		Pro Forma

Gross revenues
Transportation services	$318,080,000	$(65,042,000)	(g)	$253,038,000
Agent support services	1,890,000	(986,000)	(a)	904,000
Total revenues	319,970,000	(66,028,000)		253,942,000

Purchased transportation	259,493,000	(56,451,000)	(g)	203,042,000
Purchased equipment for resale	566,000			566,000
Commissions	41,371,000	(1,545,000)	(b)
		(8,225,000)	(g)	31,601,000
Operating expenses	12,108,000	532,000	(c) (d) (e)
		(366,000)	(g)	12,274,000
	313,538,000	(66,055,000)		247,483,000

Income from operations	6,432,000	27,000		6,459,000

Interest expense	520,000			520,000

Income before income taxes	5,912,000	27,000		5,939,000
Income taxes	2,274,000	10,000	(f)	2,284,000

Net income	$3,638,000	17,000		$3,655,000

Net income per share:
Basic	$.11			$.11
Diluted	$.10			$.10

Weighted average number of common shares:
Basic	33,908,000			33,908,000
Diluted	35,396,000			35,396,000

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

(e) $15,000 represents amortization of acquired identifiable intangible assets.

(f) Represent an increase in federal and state taxes on income.

(g) Represents the impact of the loss of the Significant Agent’s brokerage division business, as follows:

Revenues	$65,042,000
Cost of transportation	56,451,000
Commissions	8,225,000
Operating expenses	366,000

Note 5 - Income Taxes

For the years ended December 31, 2012 and 2011, the provision for income taxes consisted of the following:

	2012		2011
	Current	Deferred	Current	Deferred

Income tax expense	$2,131,000	$608,000	$2,181,000	$93,000

The following table reconciles the Company's effective income tax rate on income before income taxes to the Federal statutory rate for the years ended December 31, 2012 and 2011:

	2012	2011
Federal statutory rate	34.0%	34.0%

State income taxes, net of federal benefit	4.6	4.5
	38.6%	38.5%

Deferred taxes are comprised of the following at December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Deferred tax asset (liability)
Reserves and allowances	$241,000	$241,000
Fixed assets	(354,000)	(199,000)
Intangible assets	(333,000)	-
Other	(120,000)	-

Total net deferred tax asset (liability)	$(566,000)	$42,000

Note 6 - Commitments and Contingencies

Leases

The Company is obligated under non-cancelable operating leases for premises expiring through August 2016. Future minimum lease payments are $219,000, $230,000, $160,000, and $110,000 for the years ending December 31, 2013, 2014, 2015 and 2016, respectively. Rent expense for the years ended December 31, 2012 and 2011 was $273,000 and $232,000, respectively.

Other Agreements

The Company has employment agreements with Messrs. Wachtel, Wunderlich and Williams, its chief executive officer, chief financial officer, and it president and chief operating officer, respectively, who are also stockholders. In February 2011, Messrs. Wachtel, Wunderlich and Williams entered into new employment agreements. The agreements with Messrs. Wachtel and Wunderlich, which expire on December 31, 2015, provide for no change in the minimum annual compensation, bonus and maximum compensation. Bonus payments to each of Messrs. Wachtel and Wunderlich were $495,000 and $418,000 for the years ended December 31, 2012 and 2011, respectively. The agreement with Mr. Williams, which expires on December 31, 2015, provides for a minimum annual salary of $205,000 and an annual bonus equal to 2% of our first $3,000,000 of the Company’s consolidated pre-tax profit (as defined) plus an additional: (i) three percent (3%) of any of the Company’s consolidated pre-tax profit in excess of $3,000,000 but less than or equal to $4,000,000; (ii) four percent (4%) of any of the Company’s consolidated pre-tax profit in excess of $4,000,000 but less than or equal to $5,000,000; and (iii) five percent (5%) of any of the Company’s consolidated pre-tax profit in excess of $5,000,000; provided, however, the total annual aggregate salary and bonus payable to Mr. Williams is limited to a maximum of $485,000. Bonus payments to Mr. Williams were $280,000 and $236,000 for the years ended December 31, 2012 and 2011, respectively. The agreements also provide that in the event of a change in control (as defined therein), Messrs. Wachtel, Wunderlich and Williams shall each receive a lump-sum cash payment equal to one and one-half times the respective executive officer’s minimum annual compensation (as defined therein), plus one and one-half times of his average annual bonus for the prior two years. Further, upon a change in control, we may, within a specified period, terminate the executive officer’s employment with us without further liability to the executive officer other than with respect to the provision of continued medical coverage through December 31, 2015.

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

Options have been granted under the Plans to independent sales agents under the same general terms and conditions as options granted to employees. Such option grants are primarily based upon profits generated and act as long-term incentives to remain with the Company. Out of the total options outstanding of 7,131,000 as of December 31, 2012, 2,513,000 have been granted to independent sales agents.

Option activity for the years ended December 31, 2012 and 2011 was as follows:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)

Outstanding, January 1, 2011	7,365,000	$.67	2.1	$-
Forfeited / Expired	(392,000)	.89
Exercised	(1,362,000)	.46
Granted	3,425,000	.74

Outstanding, December 31, 2011	9,036,000	$.72	3.2	$1.4
Forfeited / Expired	(1,630,000)	1.08
Exercised	(425,000)	.46
Granted	150,000	.88

Outstanding December 31, 2012	7,131,000	$.65	3.1	$2.0
Exercisable, December 31, 2012	3,402,000	$.66	2.1	$1.0

As of December 31, 2012, there were 6,915,000 shares of common stock available for issuance pursuant to future stock option grants. Additional information regarding options outstanding as of December 31, 2012 is as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price

$.05 - .20	108,000	.4	$.17	108,000	$.17
.24 - .65	2,739,000	2.5	.41	1,650,000	.39
.67 - .88	3,750,000	4.0	.77	1,110,000	.86
1.00 – 1.48	534,000	.1	1.16	534,000	1.16
$.05 – 1.48	7,131,000	3.1	$.65	3,402,000	$.66

Weighted average grant-date fair value of options granted:

2012	$.88
2011	$.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2012	2011

Risk-free interest rate	.5%	.5%
Expected dividend yield	0%	0%
Expected volatility factor	15.90%	15.10%
Expected option term, in years	6.00	6.00

The Company recognized stock-based compensation expense related to stock options of $73,000 and $131,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had $97,000 of unrecognized stock-based compensation expense related to non-vested stock option plans that will be recognized over a period of five years.

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

Note 9 - Quarterly Results of Operations (Unaudited)

	Year Ended December 31, 2012
	Quarter Ended
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$61,497,000	$69,033,000	$70,596,000	$75,072,000
Agent support services	303,000	164,000	1,260,000	246,000
	$61,800,000	$69,197,000	$71,856,000	$75,318,000

Net income	$831,000	$1,085,000	$1,390,000	$1,050,000

Basic net income per share	$.03	$.03	$.04	$.03
Diluted net income per share	$.02	$.03	$.04	$.03

	Year Ended December 31, 2011
	Quarter Ended
	Mar 31	June 30	Sep 30	Dec 31

Gross revenues:
Transportation services	$74,944,000	$86,438,000	$85,262,000	$71,436,000
Agent support services	535,000	527,000	97,000	731,000
	$75,479,000	$86,965,000	$85,359,000	$72,167,000

Net income	$661,000	$905,000	$944,000	$1,128,000

Basic net income per share	$.02	$.03	$.03	$.03
Diluted net income per share	$.02	$.03	$.03	$.02

Note 10 - Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

Cash paid for interest in 2012 and 2011 was $323,000 and $520,000, respectively.

The Company paid income taxes of $1,469,000 and $1,125,000 for the years ended December 31, 2012 and 2011, respectively.

During 2011, the Company increased its $30.0 million line of credit from Regions Bank to $35 million.

In connection with the acquisition of the truck agent business division in July 2011, the Company acquired approximately $9.8 million of goodwill in exchange for indebtedness due to the Company of $9.4 million and the assumption of certain liabilities.

Note 11 - Segment Reporting

The Company operates in two business segments, non-asset based transportation services and agent support services. The non-asset based transportation services segment includes our brokerage and contract carrier services which are provided through a network of independent sales agents throughout the United States and Canada. Revenue in this segment is generated from freight transportation transactions.  The agent support services segment includes an array of services that we provide to our agent network to support and encourage the expansion of our agents’ businesses, primarily financial support through interest bearing long-term loans, sales-type leases (which facilitate the acquisition of trucks by owner-operators), and non-interest bearing short-term loans, as well as other services including training, margin analysis, marketing assistance, industry and market segment data, and business analysis tools. Revenue in this segment consists primarily of interest on interest bearing loans and profits and interest on sales-type leases.

Our gross revenues, expenses, and total assets by segment as of and for the years ended December 31, 2012 and 2011 are summarized below:

2012	Transportation Services	Agent Support Services	Total

Gross revenues	$276,198,000	$1,973,000	$278,171,000
Purchased transportation	221,366,000	-	221,366,000
Purchased equipment for resale	-	1,178,000	1,178,000
Commissions	34,379,000	-	34,379,000
Operating expenses	13,514,000	316,000	13,830,000
Income from operations	6,939,000	479,000	7,418,000
Interest expense	323,000	-	323,000
Income taxes	2,554,000	185,000	2,739,000
Net income	$4,062,000	$294,000	$4,356,000

Assets	$54,968,000	$9,436,000	$64,404,000

2011	Transportation Services	Agent Support Services	Total

Gross revenues	$318,080,000	$1,890,000	$319,970,000
Purchased transportation	259,493,000	-	259,493,000
Purchased equipment for resale	-	566,000	566,000
Commissions	41,371,000	-	41,371,000
Operating expenses	11,837,000	271,000	12,108,000
Income from operations	5,379,000	1,053,000	6,432,000
Interest expense	520,000	-	520,000
Income taxes	1,868,000	406,000	2,274,000
Net income	$2,991,000	$647,000	$3,638,000

Assets	$52,967,000	$6,140,000	$59,107,000

Our gross revenues and expenses as of and for the year ended December 31, 2011 presented on a Pro-Forma basis are summarized below:

2011	Transportation Services	Agent Support Services	Total

Gross revenues	$253,038,000	$904,000	$253,942,000
Purchased transportation	203,042,000	-	203,042,000
Purchased equipment for resale	-	566,000	566,000
Commissions	31,601,000	-	31,601,000
Operating expenses	12,003,000	271,000	12,274,000
Income from operations	6,392,000	67,000	6,459,000
Interest expense	520,000	-	520,000
Income taxes	2,261,000	23,000	2,284,000
Net income	$3,611,000	$44,000	$3,655,000

Note 12 – Subsequent Event

Recent Developments – Entry into Merger Agreement for the Potential Sale of the Company

On February 28, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, AutoInfo Holdings, LLC., a Delaware limited liability company (“Parent”), and AutoInfo Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub shall be merged with and into the Company, and the separate corporate existence of Merger Sub shall thereupon cease, and the Company shall continue as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of Parent (the “Merger”).  The Merger Agreement was unanimously approved by our Board of Directors (the “Board”), based on the recommendation of a Special Committee of the Board (the “Special Committee”) that was formed to evaluate and negotiate the terms of a sale of the Company.

At the time the Merger becomes effective pursuant to the terms and conditions of the Merger Agreement and under Delaware law (the “Effective Time”): (a) each share of capital stock of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into and become one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation, (b) each share of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Parent or Merger Sub, and shares owned by stockholders of the Company who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will automatically be cancelled and converted into the right to receive $1.05 in cash, without interest (the “Merger Consideration”); and (c) each option outstanding (whether or not then vested or exercisable) that represents the right to acquire shares of common stock of the Company will be cancelled and terminated whereby the holder of any such options to acquire common stock of the Company shall receive an amount for each such option equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of common stock of the Company issuable upon exercise of such options.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of common stock of the Company entitled to vote on the Merger and (b) the absence of any law, order, injunction or other legal restraint prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary qualifiers), (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary qualifiers), (iii) certain required consents having been obtained, (iv) there not being any Company Material Adverse Effect (as defined in the Merger Agreement), and (v)  there not being holders of more than 5% of the shares of common stock of the Company with respect to which appraisal rights have been properly exercised.

From the date of the Merger Agreement, the Company is subject to customary “no-shop” restrictions on its ability to solicit or respond to alternative takeover proposals from third parties, furnish information to and engage in discussions with third parties regarding alternative takeover proposals, recommend an alternative takeover proposal or enter into an agreement with respect to an alternative takeover proposal. The “no-shop” provision, however, is subject to a customary “fiduciary-out” provision, which provides that, at any point prior to the time stockholder approval is obtained, the Board may change its recommendation to the Company’s stockholders or enter into a definitive agreement with respect to an unsolicited, bona fide takeover proposal, if and only if, prior to taking such action, the Board has determined in good faith, after consultation with independent financial advisors and outside legal counsel, (a) that failure to take such action would violate the directors’ fiduciary duties to the Company’s stockholders under Delaware law and (b) that the Takeover Proposal (as defined in the Merger Agreement) constitutes a Superior Proposal(as defined in the Merger Agreement); provided, however, that (a) the Company has given Parent at least five (5) business days’ prior written notice of its intention to take such action and has provided a copy of the relevant proposed transaction agreements disclosing the party making such Takeover Proposal, (b) the Company has negotiated in good faith with Parent during such five (5) business day notice period (to the extent Parent wishes to negotiate) to enable Parent to revise the terms of the Merger Agreement such as to cause such Takeover Proposal to no longer constitute a Superior Proposal, (c) following the end of such five (5) business day notice period, the Board will have considered in good faith any changes to the Merger Agreement proposed in writing by Parent and will have determined that the Superior Proposal would continue to constitute a Superior Proposal if such revised terms offered by Parent were given effect, and (d) in the event of any changes to the terms of such Superior Proposal, the Company shall have delivered to Parent an additional notice and a new five (5) business day notice period.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company under certain circumstances to terminate the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto. Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement to accept a Superior Proposal and enter into a definitive agreement with respect thereto, the Company is required to pay Parent a termination fee of $1.5 million and reimburse Parent for out-of-pocket expenses actually incurred not to exceed $1.25 million. Upon termination of the Merger Agreement by the Company under certain specified circumstances, Parent and Merger Sub are required to pay the Company, a termination fee of $1.5 million.

The representations, warranties and covenants made in the Merger Agreement (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its Subsidiaries (as defined in the Merger Agreement) or Affiliates (as defined in the Merger Agreement). Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q and other documents that we file with the Securities and Exchange Commission (“SEC”).

The foregoing descriptions of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2013, and the terms of which are incorporated herein by reference.

The Board, acting upon the recommendation of the Special Committee, has approved the adoption of the Merger Agreement and consummation of the Merger and recommended adoption of the Merger Agreement and consummation of the Merger by our stockholders. The transactions contemplated under the Merger Agreement are expected to close in the second quarter of 2013.

As a condition to Parent entering into the Merger Agreement, on February 28, 2013, Peter C. Einselen, Mark K. Patterson, Thomas C. Robertson, Harry Wachtel, Mark Weiss, Michael P. Williams and William I. Wunderlich, in each case a stockholder and/or an option holder of the Company and members of our management and/or members of the Board, entered into a voting agreement with Parent (the “Voting Agreement”), whereby each voting stockholder party to the Voting Agreement agreed to vote all of the shares of common stock or options of the Company beneficially owned (or of record) by such voting stockholder, including, but not limited to, any shares of common stock or options of the Company that such voting stockholder has the right to vote due to any agreement, proxy or other similar right (i) in favor of adoption of the Merger Agreement and in favor of the Merger, (ii) against (A) any proposal made in opposition to adoption of the Merger Agreement or in competition or inconsistent with the Merger or any other Transaction (as defined in the Merger Agreement), (B) any Takeover Proposal, (C) any change in the Company’s management or the Board (other than as contemplated by the Merger Agreement), and (D) any action or agreement that the voting stockholders party to the Voting Agreement actually knows, or reasonably expects, would result in a breach of any representation, warranty, covenant or agreement or any other obligation of the Company under the Merger Agreement or of such voting stockholder party to the Voting Agreement. The voting stockholders parties to the Voting Agreement own approximately 22.3% of the voting power of shares entitled to vote on the Merger.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Voting Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2013, and the terms of which are incorporated herein by reference.

